Form 10QSB
period 2000-03-31
MNS EAGLE EQUITY GROUP III INC
filed 2000-05-12
CIK 1096938

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2000                 Commission File No. 0-27781


                        MNS EAGLE EQUITY GROUP III, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                NEVADA                                        84-1517723
      ------------------------------                    -----------------------
     (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
      incorporation or organization)


         12373 E. Cornell Avenue
            Aurora, Colorado                                   80014
 --------------------------------------                       --------
(Address of Principal Executive Offices)                     (Zip Code)


                                 (303) 337-3384
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                           Yes   X           No
                               -----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2000 are as follows:


     Class of Securities                                      Shares Outstanding
-----------------------------                                 ------------------
Common Stock, $.001 par value                                       682,500


================================================================================

                                TABLE OF CONTENTS

                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2000 (Unaudited) and December 31, 2000 .....      3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2000
              and 1999 and for the period February 28, 1997
              (inception) through March 31, 2000 .......................      4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2000
              and 1999 and for the period February 28, 1997
             (inception) through March 31, 2000.........................      5

            Notes to Financial Statements (Unaudited) ..................      6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     10

            Signatures..................................................     10

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                         March 31   December 31,
                                                           2000         1999
                                                         --------    ----------
                                                       (Unaudited)

Total Assets                                             $  --         $  --
                                                         =======       =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                      $   529       $   529
   Due to officers/stockholders                            1,041           564
                                                         -------       -------
                                                           1,570         1,093
                                                         -------       -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                       --            --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                         682           682
   Additional paid-in capital                                368           368
   Deficit accumulated during the development stage       (2,620)       (2,143)
                                                         -------       -------
        Total stockholders' deficit                       (1,570)       (1,093)
                                                         -------       -------

                                                         $  --         $  --
                                                         =======       =======

                 The accompanying notes are an integral part of
                           the financial statements.

                                  MNS EAGLE EQUITY GROUP III, INC.
                                    (A Development Stage Company)
                                Statements of Operations (Unaudited)


                                                       Three                 Three            Feb. 28, 1997
                                                   Months Ended          Months Ended        (inception) to
                                                     March 31,             March 31,             March 31,
                                                       2000                  1999                  2000
                                                     ---------             ---------             ---------

Costs and expenses:
   Amortization                                      $    --               $     282             $     445
   General and administrative, related party               477                   180                 2,175
                                                     ---------             ---------             ---------

Net loss                                             $    (477)            $    (462)            $  (2,620)
                                                     =========             =========             =========

Loss per common share                                $   (.001)            $   (.001)
                                                     =========             =========

Weighted average shares outstanding                    682,500               682,500
                                                     =========             =========

                           The accompanying notes are an integral part of
                                     the financial statemenets.




                                         MNS EAGLE EQUITY GROUP III, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Three           Three      Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 March 31,       March 31,       March 31,
                                                                   2000            1999            2000
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $  (477)       $  (462)         $(2,620)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --              282              445
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable                      --                4              529
       Increase (decrease) in amounts due
         to officers/stockholders                                    477           --              1,041
                                                                 -------        -------          -------
       Net cash used in operating activities                        --             (176)            (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             (176)            --
Cash at beginning of year                                           --              176             --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

                                                        5

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. MNS, a Nevada corporation, was incorporated on February 28, 1997. MNS issued 725,000 shares of common stock to MNS Eagle Equity Group, Inc. ("MNS Parent") for cash, organization costs and deferred offering costs. MNS is in the development stage with no significant assets or liabilities and has been essentially inactive, except for organizational activities and the private placement offering described below.

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

PLAN of OPERATION

     MNS is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. MNS will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of MNS will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for MNS's shareholders. For further information on MNS's plan of operation and business, please consult MNS's 10KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

     COMPETITION. MNS will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which MNS, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than MNS's Management. Moreover, MNS also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. MNS has no full-time employees, and its only employees currently are its officers. It is not expected that MNS will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     FIRST QUARTER 2000 - During the first fiscal quarter ended March 31, 2000, MNS incurred a net loss of $477. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 1999 - During the first fiscal quarter ended March 31, 1999, MNS incurred a net loss of $462. Expenses in the quarter related primarily to miscellaneous filing fees. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $2620.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

     Should existing management or shareholders refuse to advance needed funds, however, MNS would be forced to turn to outside parties to either loan money to MNS or buy MNS securities. There is no assurance whatever that MNS will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to MNS, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in MNS's stock and could result in fines and penalties to MNS under the Exchange Act;

     (2) curtailing or eliminating MNS's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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

Item 6.      Exhibits and Reports on Form 8-K.

             (a)      EXHIBITS.  Exhibit 27 - Financial Data Schedule.

             (b)      REPORTS ON FORM 8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  May 8, 2000

                                        MNS EAGLE EQUITY GROUP III, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer