Form 10KSB40
period 2000-12-31
MNS EAGLE EQUITY GROUP III INC
filed 2001-03-13
CIK 1096938

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2000                     Commission File No. 0-27781

                        MNS EAGLE EQUITY GROUP III, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   NEVADA                               84-1517723
                   ------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

         12373 East Cornell Avenue
          Aurora, Colorado 80014                       (303) 337-3384
          ----------------------                       --------------
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

     Yes   X     No
         -----      ------

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes   X     No
         -----      ------

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 27,206 shares of common stock of the registrant held by non-affiliates on December 31, 2000, was not determinable.

     At February 28, 2001, a total of 682,500 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business........................................     3

Item 2.  Description of Property........................................    11

Item 3.  Legal Proceedings..............................................    11

Item 4.  Submission of Matters to a Vote of Security Holders............    11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters............................................    12

Item 6.  Management's Discussion and Analysis or Plan of Operation......    12

Item 7.  Financial Statements...........................................    14

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................    14

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.....    14

Item 10. Executive Compensation.........................................    17

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.....................................................    18

Item 12. Certain Relationships and Related Transactions.................    19

Item 13. Exhibits and Reports on Form 8-K...............................    19

         Index to Financial Statements..................................    20

         Financial Statements...........................................   F-1

         Signatures.....................................................    21

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2000, and no meeting of shareholders was held.

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

SHAREHOLDERS

     MNS has approximately 14 shareholders of record. MNS has 682,500 common shares issued and outstanding, of which 27,206 shares are unrestricted and not held by affiliates.

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

     Comparison of 2000 to 1999

     For the year ended December 31, 2000, MNS had no revenues and incurred a net loss of $937, as compared to a net loss of $1,551 for the year ended December 31, 1999. Expenses in calendar 2000 related primarily to miscellaneous filing fees and accounting fees.

     Comparison of 1999 to 1998

     For the year ended December 31, 1999, MNS had no revenues and incurred a net loss of $1,551, as compared to a net loss of $423 for the year ended December 31, 1998. Expenses in calendar 1999 related primarily to miscellaneous filing fees and accounting fees.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at December 31, 2000 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, MNS has accumulated a deficit (net loss) of $3,080. MNS has debts totaling $2,030, principally owed to its officers/directors, control shareholders and its former parent for costs advanced on its behalf.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $7,500 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Item 7. FINANCIAL STATEMENTS.

     See the index to MNS's financial statements on page 20.

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

           Name                 Age                     Position
           ----                 ---                     --------

     Stephen M. Siedow          50        Chief Executive Officer, President and
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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2000 and 1999 and through the date of this report, MNS has not paid any executive officers or directors any cash and cash equivalent compensation. MNS has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. MNS will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2000 and 1999 and through the date of this report, no director or executive officer has received compensation from MNS pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of MNS, although MNS anticipates that it will compensate its officers and directors for services to MNS with stock or options to purchase stock, in lieu of cash.

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

       Name and Address                       Amount & Nature
         of Beneficial                         of Beneficial         Percent
             Owner                               Ownership           of Class
             -----                               ---------           --------

     *Stephen M. Siedow                        319,605 (1, 3)         46.8%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     John D. Brasher Jr.                       328,105 (2, 3)         48.1%
     90 Madison Street, Suite 707
     Denver, Colorado 80206

     MNS Eagle Equity Group, Inc.               34,916 (3)             5.1%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     *All directors & officers                 319,605                46.8%
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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2000 and 1999, MNS was indebted to its officers, directors, control persons and its former parent for expenses advanced on its behalf in the amount of $2,030 and $1,093, respectively. MNS has no understanding with its officers, directors, shareholders or its former parent, pursuant to which such persons are required to contribute capital to MNS, loan money or otherwise provide funds to MNS, although management expects that one or more of such persons may make funds available to MNS in the event of need to cover operating expenses.

     No officer, director or employee of MNS has received a salary of $60,000 or more in 2000 or 1999. There were no transactions, or series of transactions, for the years ended December 31, 2000 or 1999, nor are there any currently proposed transactions, or series of transactions, to which MNS is a party, in which the amount exceeds $60,000, and in which to the knowledge of MNS any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, MNS will furnish any exhibit indicated in the list below as filed with this report upon payment to MNS of its expenses in furnishing the information. Any references to the "MNS" mean MNS EAGLE EQUITY GROUP III, INC.

     3.1   Certificate of Incorporation of MNS as filed with
           the Nevada Secretary of State on February 28, 1997................ 2

     3.4   Bylaws of MNS..................................................... 2

     4.1   Specimen common stock certificate................................. 2

     10.1  1997 Compensatory Stock Option Plan of MNS........................ 2

     10.2  1997 Employee Stock Compensation Plan of MNS...................... 2

           1 - Filed herewith as an exhibit.

           2 - Incorporated by reference to registration statement on Form
               10SB-12G, filed on October 22, 1999, SEC file number 0-27781.

     (b) Reports on Form 8-K. None were filed by MNS during the fourth quarter ended December 31, 2000.

INDEX TO FINANCIAL STATEMENTS.

     Independent Auditor's Report.......................................... F-1

     Balance Sheets as of December 31, 2000 and 1999....................... F-2

     Statements of Operations for the years ended
       December 31, 2000 and 1999 and for the period
       February 28, 1997  (inception) to December 31, 2000................. F-3

     Statement of Stockholders' Equity (Deficit) for
       the period February 28, 1997 (inception) to December 31, 2000....... F-4

     Statements of Cash Flows for the years ended
       December 31, 2000 and 1999 and for the period
       February 28, 1997  (inception) to December 31, 2000................. F-5

     Notes to Financial Statements......................................... F-6

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




                          Independent Auditor's Report


Board of Directors and Stockholders
MNS Eagle Equity Group III, Inc.

I have audited the accompanying balance sheets of MNS Eagle Equity Group III, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group III, Inc. as of December 31, 2000 and 1999 and the results of its operations and their cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Larry O'Donnell, CPA, P.C.
------------------------------
Larry O'Donnell, CPA, P.C.

January 29, 2001

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS


                                                                December 31,
                                                              2000        1999
                                                            -------     -------

Total assets                                                $  --       $  --
                                                            =======     =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to a related party                                   $ 2,030     $   529
   Due to officers/stockholders                                --           564
                                                            -------     -------
                                                              2,030       1,093
                                                            -------     -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                          --          --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                            682         682
   Additional paid-in capital                                   368         368
   Deficit accumulated during the development stage          (3,080)     (2,143)
                                                            -------     -------
        Total stockholders' deficit                          (2,030)     (1,093)
                                                            -------     -------

                                                            $  --       $  --
                                                            =======     =======


    The accompanying notes are an integral part of the financial statements.



                                  MNS EAGLE EQUITY GROUP III, INC.
                                    (A Development Stage Company)
                                       Statement of Operations



                                                  Year                  Year             Feb. 28, 1997
                                                 Ended                  Ended           (inception) to
                                               December 31,          December 31,         December 31,
                                                  2000                   1999                 2000
                                                ---------             ---------             ---------
Costs and expenses:
   Amortization                                 $    --               $     282             $     445
   General and administrative                         937                 1,269                 2,635
                                                ---------             ---------             ---------

Net loss                                        $    (937)            $  (1,551)            $  (3,080)
                                                =========             =========             =========

Net loss per common share                       $   (.001)            $   (.002)
                                                =========             =========

Weighted average common shares outstanding        682,500               682,500
                                                =========             =========


              The accompanying notes are an integral part of the financial statements.




                              MNS EAGLE EQUITY GROUP III, INC.
                                (A Development Stage Company)
                        Statement of Changes in Stockholders' Deficit




                                                                                      Deficit
                                                      Common Stock      Additional  Accumulated
                                                  --------------------    Paid-in      from
                                                   Shares      Amount     Capital    Inception
                                                  --------    --------    --------   ---------
Balances, February 28, 1997 (inception)               --      $   --      $   --     $   --

   Common stock issued for cash,
      organization costs, and deferred offering
      costs, valued at $.001 per share             725,000         725        --         --

   Common stock issued for cash, net
      of offering costs of $175                      7,500           7         318       --

   Cancellation of common stock                    (50,000)        (50)         50       --

   Net loss for the period                                                               (169)
                                                  --------    --------    --------   --------
Balances, December 31, 1997                        682,500         682         368       (169)

   Net loss                                                                              (423)
                                                  --------    --------    --------   --------
Balances, December 31, 1998                        682,500         682         368       (592)

   Net loss                                                                            (1,551)
                                                  --------    --------    --------   --------
Balances, December 31, 1999                        682,500         682         368     (2,143)

   Net loss                                                                              (937)
                                                  --------    --------    --------   --------
Balances, December 31, 2000                        682,500    $    682    $    368   $ (3,080)
                                                  ========    ========    ========   ========


          The accompanying notes are an integral part of the financial statements.

                                             F-4


                                 MNS EAGLE EQUITY GROUP III, INC.
                                   (A Development Stage Company)
                                      Statement of Cash Flows



                                                        Year                Year           Feb. 28, 1997
                                                        Ended               Ended          (inception) to
                                                     December 31,        December 31,        December 31,
                                                         2000                1999                2000
                                                       -------             -------             -------
Cash flows from operating activities:
   Net loss                                            $  (937)            $(1,551)            $(3,080)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Amortization                                        --                   282                 445
      Changes in assets and liabilities:
       Increase (decrease) in amounts due
           to a related party                            1,501                 529               2,030
       Increase (decrease) in amounts
           due to officers/stockholders                   (564)                564                --
                                                       -------             -------             -------
       Net cash used in operating activities              --                  (176)               (605)
                                                       -------             -------             -------

Cash flows from investing activities:
   Organization costs                                     --                  --                  (100)
                                                       -------             -------             -------
       Net cash used in investing activities              --                  --                  (100)
                                                       -------             -------             -------

Cash flows from financing activities:
   Proceeds from sale of common stock                     --                  --                   803
   Deferred offering costs                                --                  --                   (98)
                                                       -------             -------             -------
       Net cash provided by financing activities          --                  --                   705
                                                       -------             -------             -------

Net increase (decrease) in cash                           --                  (176)               --
Cash at beginning of year                                 --                   176                --
                                                       -------             -------             -------
Cash at end of year                                    $  --               $  --               $  --
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

                                                F-5

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

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Income Taxes
------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Stockholders' Deficit

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

1997 Stock Option Plan
----------------------

The Company has adopted a stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 1,500,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

1997 Employee Stock Compensation Plan
-------------------------------------

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 1,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

                                                                  December 31,
                                                                ---------------
                                                                2000       1999
                                                                -----     -----

    Federal income tax benefit at statutory rate (15%)          $(141)    $(233)
    State income tax benefit net of federal tax effect             --        --
    Deferred income tax valuation allowance                       141       233
                                                                -----     -----
                                                                $  --     $  --
                                                                =====     =====

The Company's deferred tax assets are as follows:

    Accrued expenses                                            $  --     $  --
    Net operating loss carryforward                               462       321
    Valuation allowance                                          (462)     (321)
                                                                -----     -----
                                                                $  --     $  --
                                                                =====     =====


At December 31, 2000, the Company has net operating loss carryforwards of $3,080 which may be available to offset future taxable income through 2020.

Note 4 - Related Party Transactions

The Company is indebted to its former parent for expenses advanced on behalf of the Company in the amount of $2,030 and $529 at December 31, 2000 and 1999, respectively.

The Company was indebted to officers/stockholders for expenses advanced in the amount of $564 at December 31, 1999. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 9, 2001

                                     MNS EAGLE EQUITY GROUP III, INC.

                                     By /s/ Stephen M. Siedow
                                     -------------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                       President, and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                             Title                         Date
        ----                             -----                         ----

/s/ Stephen M. Siedow        Sole Director, Chief Executive        March 9, 2001
---------------------          Officer, President, and Chief
Stephen M. Siedow              Financial Officer