Form 10KSB
period 2001-12-31
MNS EAGLE EQUITY GROUP III INC
filed 2002-03-04
CIK 1096938

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2001                     Commission File No. 0-27781

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

     Yes  X  No
        -----  -----

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 37,206 shares of common stock of the registrant held by non-affiliates on December 31, 2001, was not determinable.

     At January 31, 2002, a total of 682,500 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business.........................................     3

Item 2.   Description of Property.........................................    11

Item 3.   Legal Proceedings...............................................    11

Item 4.   Submission of Matters to a Vote of Security Holders.............    11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................   12

Item 6.   Management's Discussion and Analysis or Plan of
           Operation.......................................................   12

Item 7.   Financial Statements.............................................   14

Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................   14

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...............   14

Item 10.  Executive Compensation...........................................   17

Item 11.  Security Ownership of Certain Beneficial Owners and Management...   18

Item 12.  Certain Relationships and Related Transactions...................   19

Item 13.  Exhibits and Reports on Form 8-K.................................   19

          Index to Financial Statements....................................   20

          Financial Statements.............................................  F-1

          Signatures.......................................................   21

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

PROPOSED BUSINESS

     POTENTIAL INSIDER SALE OF SHARES. As this report is being prepared and filed, the principals of MNS (President and Director Stephen Siedow and shareholder John Brasher) are negotiating with third parties respecting the cash sale of most or all of their MNS shareholdings. Such a sale would involve the resignation of Mr. Siedow as an MNS officer and director and the appointment of persons not now connected with MNS as the new officers and directors of MNS. No agreement has been reached as to these matters, but these individuals expect to reach an agreement for such a sale by mid-March of 2002. At least ten (10) days prior to consummation of any such sale and appointment of any such new directors, MNS will file an information statement with the Securities and Exchange Commission and mail it to all MNS shareholders in accordance with SEC Rule 14f-1. This stock sale, if it takes place, will be a privately negotiated transaction between the sellers and purchaser(s), and the other shareholders of MNS will not be offered the opportunity to sell their shares in this transaction.

     MNS intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that MNS will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with MNS, without offering their own securities to the public. MNS will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Except as noted elsewhere herein, MNS has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2001, and no meeting of shareholders was held.

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

SHAREHOLDERS

     MNS has approximately 15 shareholders of record. MNS has 682,500 common shares issued and outstanding, of which 37,206 shares are unrestricted and not held by affiliates.

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

     Comparison of 2001 to 2000

     For the year ended December 31, 2001, MNS had no revenues and incurred a net loss of $1,096, as compared to a net loss of $937 for the year ended December 31, 2000. Expenses in calendar 2001 related primarily to miscellaneous filing fees and accounting fees.

     Comparison of 2000 to 1999

     For the year ended December 31, 2000, MNS had no revenues and incurred a net loss of $937, as compared to a net loss of $1,551 for the year ended December 31, 1999. Expenses in calendar 2000 related primarily to miscellaneous filing fees and accounting fees.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at December 31, 2001 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, MNS has accumulated a deficit (net loss) of $4,176. MNS has debts totaling $3,126, principally owed to its former parent for costs advanced on its behalf.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

           Name                   Age                   Position
           ----                   ---                   --------

     Stephen M. Siedow            51             Chief Executive Officer,
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

Item 10.  EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2001 and 2000 and through the date of this report, MNS has not paid any executive officers or directors any cash and cash equivalent compensation. MNS has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. MNS will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2001 and 2000 and through the date of this report, no director or executive officer has received compensation from MNS pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of MNS, although MNS anticipates that it will compensate its officers and directors for services to MNS with stock or options to purchase stock, in lieu of cash.

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

         Name and Address                   Amount & Nature
          of Beneficial                      of Beneficial             Percent
              Owner                             Ownership              of Class
     ------------------------               ---------------            --------

     *Stephen M. Siedow                     319,605   (1, 3)             46.8%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     John D. Brasher Jr.                    318,105   (2, 3)             46.6%
     90 Madison Street, Suite 707
     Denver, Colorado 80206

     MNS Eagle Equity Group, Inc.            34,916   (3)                 5.1%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     *All directors & officers              319,605                      46.8%
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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2001 and 2000, MNS was indebted to its officers, directors, control persons and its former parent for expenses advanced on its behalf in the amount of $3,126 and $2,030, respectively. MNS has no understanding with its officers, directors, shareholders or its former parent, pursuant to which such persons are required to contribute capital to MNS, loan money or otherwise provide funds to MNS, although management expects that one or more of such persons may make funds available to MNS in the event of need to cover operating expenses.

     No officer, director or employee of MNS has received a salary of $60,000 or more in 2001 or 2000. There were no transactions, or series of transactions, for the years ended December 31, 2001 or 2000, nor are there any currently proposed transactions, or series of transactions, to which MNS is a party, in which the amount exceeds $60,000, and in which to the knowledge of MNS any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.1  Certificate of Incorporation of MNS as filed with
          the Nevada Secretary of State on February 28, 1997...........   2

     3.4  Bylaws of MNS................................................   2

     4.1  Specimen common stock certificate............................   2

     10.1 1997 Compensatory Stock Option Plan of MNS...................   2

     10.2 1997 Employee Stock Compensation Plan of MNS.................   2

          1 - Filed herewith as an exhibit.

          2 - Incorporated by reference to registration statement on Form
              10SB-12G, filed on October 22, 1999, SEC file number 0-27781.

     (b) Reports on Form 8-K. None were filed by MNS during the fourth quarter ended December 31, 2001.

INDEX TO FINANCIAL STATEMENTS.

     Report of Independent Public Accountant............................     F-1

     Balance Sheets as of December 31, 2001 and 2000....................     F-2

     Statements of Operations for the years ended December 31, 2001 and 2000 and for the period February 28, 1997 (inception) to
      December 31, 2001.................................................     F-3

     Statement of Stockholders' Equity (Deficit) for the period
      February 28, 1997 (inception) to December 31, 2001................     F-4

     Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period February 28, 1997 (inception) to
      December 31, 2001.................................................     F-5

     Notes to Financial Statements......................................     F-6

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                   2280 South Xanadu Way
                                                                       Suite 370
                                                         Aurora, Colorado  80014




                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Stockholders
MNS Eagle Equity Group III, Inc.

I have audited the accompanying balance sheets of MNS Eagle Equity Group III, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group III, Inc. as of December 31, 2001 and 2000 and the results of its operations and their cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.


/s/  Larry O'Donnell, CPA, P.C.
----------------------------------
     Larry O'Donnell, CPA, P.C.

January 25, 2002

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS


                                                                December 31,
                                                              2001       2000
                                                            -------     -------

Total assets                                                $  --       $  --
                                                            =======     =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to a related party                                   $ 3,126     $ 2,030
                                                            -------     -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                          --          --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                            682         682
   Additional paid-in capital                                   368         368
   Deficit accumulated during the development stage          (4,176)     (3,080)
                                                            -------     -------
        Total stockholders' deficit                          (3,126)     (2,030)
                                                            -------     -------

                                                            $  --       $  --
                                                            =======     =======


                   The accompanying notes are an integral part
                          of the financial statements.



                               MNS EAGLE EQUITY GROUP III, INC.
                                 (A Development Stage Company)
                                    Statement of Operations




                                                       Year           Year       Feb. 28, 1997
                                                       Ended          Ended     (inception) to
                                                    December 31,   December 31,   December 31,
                                                        2001           2000          2001
                                                     ---------      ---------      ---------
Costs and expenses:
   Amortization                                      $    --        $    --        $     445
   General and administrative                            1,096            937          3,731
                                                     ---------      ---------      ---------

Net loss                                             $  (1,096)     $    (937)     $  (4,176)
                                                     =========      =========      =========

Net loss per common share                            $   (.002)     $   (.001)
                                                     =========      =========

Weighted average common shares outstanding             682,500        682,500
                                                     =========      =========


                         The accompanying notes are an integral part
                                 of the financial statements.

                                             F-3



                                  MNS EAGLE EQUITY GROUP III, INC.
                                    (A Development Stage Company)
                             Statement of Changes in Stockholders' Deficit



                                                                                         Deficit
                                                      Common Stock       Additional    Accumulated
                                                  --------------------    Paid-in         from
                                                   Shares      Amount     Capital       Inception
                                                  --------    --------    --------      --------
Balances, February 28, 1997 (inception)               --      $   --      $   --        $   --

   Common stock issued for cash,
      organization costs, and deferred offering
      costs, valued at $.001 per share             725,000         725        --            --

   Common stock issued for cash, net
      of offering costs of $175                      7,500           7         318          --

   Cancellation of common stock                    (50,000)        (50)
                                                                                50          --

   Net loss for the period                            --          --          --            (169)
                                                  --------    --------    --------      --------
Balances, December 31, 1997                        682,500         682         368          (169)

   Net loss                                           --          --          --            (423)
                                                  --------    --------    --------      --------
Balances, December 31, 1998                        682,500         682         368          (592)

   Net loss                                           --          --          --          (1,551)
                                                  --------    --------    --------      --------
Balances, December 31, 1999                        682,500         682         368        (2,143)

   Net loss                                           --          --          --            (937)
                                                  --------    --------    --------      --------
Balances, December 31, 2000                        682,500         682         368        (3,080)

   Net loss                                           --          --          --          (1,096)
                                                  --------    --------    --------      --------
Balances, December 31, 2001                        682,500    $    682    $    368      $ (4,176)
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

                                                 F-4



                                 MNS EAGLE EQUITY GROUP III, INC.
                                   (A Development Stage Company)
                                      Statement of Cash Flows



                                                      Year             Year         Feb. 28, 1997
                                                      Ended            Ended       (inception) to
                                                   December 31,     December 31,     December 31,
                                                      2001             2000             2001
                                                     -------          -------          -------
Cash flows from operating activities:
   Net loss                                          $(1,096)         $  (937)         $(4,176)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                      --               --                445
      Changes in assets and liabilities:
       Increase (decrease) in amounts due
           to a related party                          1,096            1,501            3,126
       Increase (decrease) in amounts
           due to officers/stockholders                 --               (564)            --
                                                     -------          -------          -------
       Net cash used in operating activities            --               --               (605)
                                                     -------          -------          -------

Cash flows from investing activities:
   Organization costs                                   --               --               (100)
                                                     -------          -------          -------
       Net cash used in investing activities            --               --               (100)
                                                     -------          -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                   --               --                803
   Deferred offering costs                              --               --               (98)
                                                     -------          -------          -------
       Net cash provided by financing activities        --               --                705
                                                     -------          -------          -------

Net increase (decrease) in cash
                                                     -------          -------          -------
Cash at beginning of year                               --               --               --
                                                     -------          -------          -------
Cash at end of year                                  $  --            $  --            $  --
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

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                                 December 31,
                                                               ----------------
                                                                2001      2000
                                                               ------    ------

    Federal income tax benefit at statutory rate (15%)         $ (164)   $ (141)
    State income tax benefit net of federal tax effect           --        --
    Deferred income tax valuation allowance                       164       141
                                                               ------    ------
                                                               $ --      $ --
                                                               ======    ======

The Company's deferred tax assets are as follows:

    Accrued expenses                                           $ --      $ --
    Net operating loss carryforward                               626       462
    Valuation allowance                                          (626)     (462)
                                                               ------    ------
                                                               $ --      $ --
                                                               ======    ======

At December 31, 2001, the Company has net operating loss carryforwards of $4,176 which may be available to offset future taxable income through 2021.

Note 4 - Related Party Transactions

The Company is indebted to its former parent for expenses advanced on behalf of the Company in the amount of $3,126 and $2,030 at December 31, 2001 and 2000, respectively.

The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 25, 2002

                                            MNS EAGLE EQUITY GROUP III, INC.

                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow,
                                                      Chief Executive Officer,
                                                      President, and Chief
                                                      Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                                Title                       Date
     ----                                -----                       ----

/s/  Stephen M. Siedow
-----------------------------     Sole Director, Chief         February 25, 2002
     Stephen M. Siedow            Executive Officer,
                                  President, and Chief
                                  Financial Officer