Form 10QSB
period 2002-06-30
MNS EAGLE EQUITY GROUP III INC
filed 2002-08-02
CIK 1096938

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2002                  Commission File No. 0-27781


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2002 are as follows:


     Class of Securities                                      Shares Outstanding
-----------------------------                                 ------------------
Common Stock, $.001 par value                                       682,500


================================================================================

                                TABLE OF CONTENTS

                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of June 30, 2002 (Unaudited) and December 31, 2001 ......      3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 2002
              and 2001 and for the period February 28, 1997
              (inception) through June 30, 2002 ........................      4

            For the three months ended June 30, 2002 and 2001 ..........      5

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2002
              and 2001 and for the period February 28, 1997
             (inception) through June 30, 2002..........................      6

            Notes to Financial Statements (Unaudited) ..................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     11

            Signatures..................................................     11

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                         June 30,   December 31,
                                                           2002         2001
                                                         --------    ----------
                                                       (Unaudited)

Total assets                                             $  --         $  --
                                                         =======       =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                      $  --         $  --
   Due to a related party                                  4,031         3,126
                                                         -------       -------
                                                           4,031         3,126
                                                         -------       -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                       --            --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                         682           682
   Additional paid-in capital                                368           368
   Deficit accumulated during the development stage       (5,081)       (4,176)
                                                         -------       -------
        Total stockholders' deficit                       (4,031)       (3,126)
                                                         -------       -------

                                                         $  --         $  --
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

                                  MNS EAGLE EQUITY GROUP III, INC.
                                    (A Development Stage Company)
                                Statements of Operations (Unaudited)


                                                        Six                   Six              Feb. 28, 1997
                                                   Months Ended          Months Ended         (inception) to
                                                      June 30,              June 30,              June 30,
                                                       2002                  2001                  2002
                                                     ---------             ---------             ---------

Costs and expenses:
   Amortization                                      $    --               $    --               $     445
   General and administrative                              905                   781                 4,636
                                                     ---------             ---------             ---------

Net loss                                             $    (905)            $    (781)            $  (5,081)
                                                     =========             =========             =========

Loss per common share                                $   (.001)            $   (.001)
                                                     =========             =========

Weighted average shares outstanding                    682,500               682,500
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





                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                    Three           Three
                                                 Months Ended    Months Ended
                                                   June 30,        June 30,
                                                     2002            2001
                                                 ------------    ------------

Costs and expenses
   Amortization                                   $    --         $    --
   General and administrative                            140            135
                                                  ----------      ---------

Net loss                                          $     (140)     $    (135)
                                                  ==========      =========

Loss per common share                             $    (.000)     $   (.000)
                                                  ==========      =========

Weighted average shares outstanding                  682,500        682,500
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





                                         MNS EAGLE EQUITY GROUP III, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                    Six            Six        Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                  June 30,       June 30,        June 30,
                                                                   2002            2001            2002
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $  (905)       $  (781)         $(5,081)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --              --               445
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable                      --              --               --
       Increase (decrease) in amounts due
         to a related party                                         905             781            4,031
                                                                 -------        -------          -------
       Net cash used in operating activities                        --              --              (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     SECOND QUARTER 2002 - During the second fiscal quarter ended June 30, 2002, MNS incurred a net loss of $140. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2001 - During the second fiscal quarter ended June 30, 2001, MNS incurred a net loss of $135. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $5,081.

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


DATED:  July 30, 2002

                                        MNS EAGLE EQUITY GROUP III, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer