Form 10QSB
period 2002-09-30
MNS EAGLE EQUITY GROUP III INC
filed 2002-10-22
CIK 1096938

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2002             Commission File No. 0-27781


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

                           Yes   X           No
                               -----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2002 are as follows:


     Class of Securities                                      Shares Outstanding
-----------------------------                                 ------------------
Common Stock, $.001 par value                                       647,584


================================================================================

                                TABLE OF CONTENTS

                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2002 (Unaudited) and December 31, 2001 .      3

            Statements of Operations (Unaudited):

            For the nine months ended September 30, 2002
              and 2001 and for the period February 28, 1997
              (inception) through September 30, 2002 ...................      4

            For the three months ended September 30, 2002 and 2001 .....      5

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2002
              and 2001 and for the period February 28, 1997
             (inception) through September 30, 2002.....................      6

            Notes to Financial Statements (Unaudited) ..................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     11

            Signatures..................................................     11

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                        Sept. 30,   December 31,
                                                           2002         2001
                                                         --------    ----------
                                                       (Unaudited)

Total assets                                             $  --         $  --
                                                         =======       =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Due to a related party                                $ 4,166       $ 3,126
   Due to officers/stockholders                             --            --
                                                         -------       -------
                                                           4,166         3,126
                                                         -------       -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                       --            --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      647,584 and 682,500 shares, respectively               648           682
   Additional paid-in capital                                402           368
   Deficit accumulated during the development stage       (5,216)       (4,176)
                                                         -------       -------
        Total stockholders' deficit                       (4,166)       (3,126)
                                                         -------       -------

                                                         $  --         $  --
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

                                  MNS EAGLE EQUITY GROUP III, INC.
                                    (A Development Stage Company)
                                Statements of Operations (Unaudited)


                                                       Nine                  Nine              Feb. 28, 1997
                                                   Months Ended          Months Ended         (inception) to
                                                     Sept. 30,             Sept. 30,             Sept. 30,
                                                       2002                  2001                  2002
                                                     ---------             ---------             ---------

Costs and expenses:
   Amortization                                      $    --               $    --               $     445
   General and administrative                            1,040                   921                 4,771
                                                     ---------             ---------             ---------

Net loss                                             $  (1,040)            $    (921)            $  (5,216)
                                                     =========             =========             =========

Loss per common share                                $   (.002)            $   (.001)
                                                     =========             =========

Weighted average shares outstanding                    647,584               682,500
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





                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                   Three           Three
                                                Months Ended    Months Ended
                                                  Sept. 30,       Sept. 30,
                                                    2002            2001
                                                ------------    ------------

Costs and expenses
   Amortization                                   $    --         $    --
   General and administrative                            135            140
                                                  ----------      ---------

Net loss                                          $     (135)     $    (140)
                                                  ==========      =========

Loss per common share                             $    (.000)     $   (.000)
                                                  ==========      =========

Weighted average shares outstanding                  647,584        682,500
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





                                         MNS EAGLE EQUITY GROUP III, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Nine            Nine       Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 Sept. 30,       Sept. 30,       Sept. 30,
                                                                   2002            2001            2002
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $(1,040)       $  (921)         $(5,216)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --              --               445
      Changes in assets and liabilities:
       Increase (decrease) in amounts due
         to a related party                                        1,040            921            4,166
       Increase (decrease) in amounts due
         to officers/stockholders                                   --              --              --
                                                                 -------        -------          -------
       Net cash used in operating activities                        --              --              (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     THIRD QUARTER 2002 - During the third fiscal quarter ended September 30, 2002, MNS incurred a net loss of $135. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2001 - During the third fiscal quarter ended September 30, 2001, MNS incurred a net loss of $140. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $5,216.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  EXHIBITS. The following exhibit is filed as part of this report:

          99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  REPORTS ON FORM 8-K. None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  October 15, 2002

                                        MNS EAGLE EQUITY GROUP III, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer