Form 10KSB
period 2002-12-31
MNS EAGLE EQUITY GROUP III INC
filed 2003-03-31
CIK 1096938

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2002                     Commission File No. 0-27781

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

     The aggregate market value of the 37,206 shares of common stock of the registrant held by non-affiliates on December 31, 2002, was not determinable.

     At February 28, 2003, a total of 647,584 shares of common stock were outstanding.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2002, and no meeting of shareholders was held.

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

SHAREHOLDERS

     MNS has approximately 14 shareholders of record. MNS has 647,584 common shares issued and outstanding, of which 37,206 shares are unrestricted and not held by affiliates.

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

     Comparison of 2002 to 2001

     For the year ended December 31, 2002, MNS had no revenues and incurred a net loss of $1,180, as compared to a net loss of $1,096 for the year ended December 31, 2001. Expenses in calendar 2002 related primarily to miscellaneous filing fees and accounting fees.

     Comparison of 2001 to 2000

     For the year ended December 31, 2001, MNS had no revenues and incurred a net loss of $1,096, as compared to a net loss of $937 for the year ended December 31, 2000. Expenses in calendar 2001 related primarily to miscellaneous filing fees and accounting fees.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at December 31, 2002 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, MNS has accumulated a deficit (net loss) of $5,356. MNS has debts totaling $4,306, principally owed to its former parent for costs advanced on its behalf.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

           Name                   Age                   Position
           ----                   ---                   --------

     Stephen M. Siedow            52             Chief Executive Officer,
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

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

     o       BIONET TECHNOLOGIES, INC., a Nevada corporation.
     o       EQUICAP, INC., a California corporation.
     o       MNS EAGLE EQUITY GROUP, INC., a Nevada corporation.
     o       VIZARIO, INC., a Nevada Corporation

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

Item 10.  EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2002 and 2001 and through the date of this report, MNS has not paid any executive officers or directors any cash and cash equivalent compensation. MNS has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. MNS will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2002 and 2001 and through the date of this report, no director or executive officer has received compensation from MNS pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of MNS, although MNS anticipates that it will compensate its officers and directors for services to MNS with stock or options to purchase stock, in lieu of cash.

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

         Name and Address                   Amount & Nature
          of Beneficial                      of Beneficial             Percent
              Owner                             Ownership              of Class
     ------------------------               ---------------            --------

     *Stephen M. Siedow                     284,689   (1)                44.0%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     John D. Brasher Jr.                    283,189   (2)                43.7%
     90 Madison Street, Suite 707
     Denver, Colorado 80206

     *All directors & officers              319,605                      46.8%
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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 14, 2002, MNS Eagle Equity Group, Inc., its former parent, surrendered 34,916 shares of the Company's $.001 par value common stock to the Company for no consideration. These shares were subsequently cancelled by the Company.

     At December 31, 2002 and 2001, MNS was indebted to its officers, directors, control persons and its former parent for expenses advanced on its behalf in the amount of $4,306 and $3,126, respectively. MNS has no understanding with its officers, directors, shareholders or its former parent, pursuant to which such persons are required to contribute capital to MNS, loan money or otherwise provide funds to MNS, although management expects that one or more of such persons may make funds available to MNS in the event of need to cover operating expenses.

     No officer, director or employee of MNS has received a salary of $60,000 or more in 2002 or 2001. There were no transactions, or series of transactions, for the years ended December 31, 2002 or 2001, nor are there any currently proposed transactions, or series of transactions, to which MNS is a party, in which the amount exceeds $60,000, and in which to the knowledge of MNS any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.1  Certificate of Incorporation of MNS as filed with
          the Nevada Secretary of State on February 28, 1997...........   2

     3.4  Bylaws of MNS................................................   2

     4.1  Specimen common stock certificate............................   2

     10.1 1997 Compensatory Stock Option Plan of MNS...................   2

     10.2 1997 Employee Stock Compensation Plan of MNS.................   2

     99.1 Certificate of the Chief Executive Officer, President
          and Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002............................   1

          1 - Filed herewith as an exhibit.

          2 - Incorporated by reference to registration statement on Form
              10SB-12G, filed on October 22, 1999, SEC file number 0-27781.

     (b) Reports on Form 8-K. None were filed by MNS during the fourth quarter ended December 31, 2002.

INDEX TO FINANCIAL STATEMENTS.

     Independent Auditor's Report.......................................     F-1

     Balance Sheets as of December 31, 2002 and 2001....................     F-2

     Statements of Operations for the years ended December 31, 2002 and 2001 and for the period February 28, 1997 (inception) to
      December 31, 2002.................................................     F-3

     Statements of Stockholders' Equity (Deficit) for the period
      February 28, 1997 (inception) to December 31, 2002................     F-4

     Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period February 28, 1997 (inception) to
      December 31, 2002.................................................     F-5

     Notes to Financial Statements......................................     F-6

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
MNS Eagle Equity Group III, Inc.

I have audited the accompanying balance sheets of MNS Eagle Equity Group III, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group III, Inc. as of December 31, 2002 and 2001 and the results of its operations and their cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.

January 25, 2003

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS


                                                               December 31,
                                                             2002        2001
                                                            -------     -------

Total assets                                                $  --       $  --
                                                            =======     =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Due to a related party                                   $ 4,306     $ 3,126
                                                            -------     -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                          --          --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      647,584 and 682,500 shares, respectively                  648         682
   Additional paid-in capital                                   402         368
   Deficit accumulated during the development stage          (5,356)     (4,176)
                                                            -------     -------

        Total stockholders' deficit                          (4,306)     (3,126)
                                                            -------     -------

                                                            $  --       $  --
                                                            =======     =======

    The accompanying notes are an integral part of the financial statements.




                                    MNS EAGLE EQUITY GROUP III, INC.
                                     (A Development Stage Company)
                                       Statements of Operations



                                                      Year                  Year              Feb. 28, 1997
                                                      Ended                 Ended             (inception) to
                                                    December 31,          December 31,          December 31,
                                                       2002                  2001                  2002
                                                    ----------             ---------             ---------
Costs and expenses:
   Amortization                                      $    --               $    --               $     445
   General and administrative                            1,180                 1,096                 4,911
                                                     ---------             ---------             ---------

Net loss applicable to common shareholders           $  (1,180)            $  (1,096)            $  (5,356)
                                                     =========             =========             =========

Basic and diluted loss per common share              $   (.002)            $   (.002)
                                                     =========             =========

Weighted average number of common
   shares outstanding                                  647,584               682,500
                                                     =========             =========


                    The accompanying notes are an integral part of the financial statements.





                                            MNS EAGLE EQUITY GROUP III, INC.
                                             (A Development Stage Company)
                                    Statements of Changes in Stockholders' Deficit




                                                                                                        Deficit
                                                            Common Stock               Additional     Accumulated
                                                      -------------------------         Paid-in          from
                                                       Shares           Amount          Capital        Inception
                                                      --------         --------         --------        --------

Balances, February 28, 1997 (inception)                   --           $   --           $   --          $   --

   Common stock issued for cash,
      organization costs, and deferred offering
      costs, valued at $.001 per share                 725,000              725             --              --

   Common stock issued for cash, net
      of offering costs of $175                          7,500                7              318            --

   Cancellation of common stock                        (50,000)             (50)              50            --

   Net loss for the period                                                                                 (169)
                                                      --------         --------         --------        --------
Balances, December 31, 1997                            682,500              682              368            (169)

   Net loss                                                                                                 (423)
                                                      --------         --------         --------        --------
Balances, December 31, 1998                            682,500              682              368            (592)

   Net loss                                                                                               (1,551)
                                                      --------         --------         --------        --------
Balances, December 31, 1999                            682,500              682              368          (2,143)

   Net loss                                                                                                 (937)
                                                      --------         --------         --------        --------
Balances, December 31, 2000                            682,500              682              368          (3,080)

   Net loss                                                                                               (1,096)
                                                      --------         --------         --------        --------
Balances, December 31, 2001                            682,500              682              368          (4,176)

   Cancellation of common stock                        (34,916)             (34)              34            --

   Net loss                                                                                               (1,180)
                                                      --------         --------         --------        --------
Balances, December 31, 2002                            647,584         $    648         $    402        $ (5,356)
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






                                      MNS EAGLE EQUITY GROUP III, INC.
                                       (A Development Stage Company)
                                         Statements of Cash Flows



                                                                  Year           Year           Feb. 28, 1997
                                                                  Ended          Ended         (inception) to
                                                               December 31,    December 31,      December 31,
                                                                   2002            2001              2002
                                                               ------------     -----------      -----------

Cash flows from operating activities:
   Net loss                                                      $(1,180)        $(1,096)        $(5,356)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Amortization                                                  --              --               445
      Changes in assets and liabilities:
       Increase (decrease) in amounts due
           to a related party                                      1,180           1,096           4,306
       Increase (decrease) in amounts
           due to officers/stockholders                             --              --              --
                                                                 -------         -------         -------
       Net cash used in operating activities                        --              --              (605)
                                                                 -------         -------         -------

Cash flows from investing activities:
   Organization costs                                               --              --              (100)
                                                                 -------         -------         -------
       Net cash used in investing activities                        --              --              (100)
                                                                 -------         -------         -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --              --               803
   Deferred offering costs                                          --              --               (98)
                                                                 -------         -------         -------
       Net cash provided by financing activities                    --              --               705
                                                                 -------         -------         -------

Net increase (decrease) in cash                                     --              --              --
Cash at beginning of year                                           --              --              --
                                                                 -------         -------         -------
Cash at end of year                                              $  --           $  --           $  --
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

                                                    F-5

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Organization of Business
------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

Stock-Based Compensation
------------------------

Statement of Financial Accounting Standards (the "SFAS") No. 123, Accounting For Stock-Based Compensation, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Comprehensive Income (Loss)
---------------------------

SFAS No. 130 Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including pension liability adjustments and foreign currency translation adjustments, among others. The Company had no components of comprehensive income.

Loss Per Common Share
---------------------

SFAS No. 128 Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. The Company had no potential common stock instruments which would result in a diluted loss per share.

Recently Issued Accounting Pronouncements
-----------------------------------------

The Financial Accounting Standards Board (the "FASB") has recently issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements, which is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

Major provisions of these Statements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting, with the pooling of interest method of accounting prohibited.
     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity.
     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. In the year of adoption, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     o Goodwill, tested by business segment and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company for the fiscal year beginning January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company on January 1, 2003, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions. The Company estimates that the new standard will not have a material impact on its financial statements.

Note 2 - Stockholders' Deficit

Common Stock Transactions
-------------------------

On February 28, 1997, the Company issued 725,000 shares of common stock to MNS Eagle Equity Group, Inc., its former parent, for cash, organization costs and deferred offering costs. These common shares were valued at $.001 per share.

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

On August 14, 2002, MNS Eagle Equity Group, Inc., its former parent, surrendered 34,916 shares of the Company's $.001 par value common stock to the Company for no consideration. These shares were subsequently cancelled.

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

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:
                                                                December 31,
                                                             2002         2001
                                                            -------     -------

  Federal income tax benefit at statutory rate (15%)        $  (177)   $   (164)
  State income tax benefit net of federal tax effect            --          --
  Deferred income tax valuation allowance                       177         164
                                                            -------    --------
                                                            $   --     $    --
                                                            =======    ========

The Company's deferred tax assets are as follows:

  Accrued expenses                                          $    --     $   --
  Net operating loss carryforward                                803        626
  Valuation allowance                                           (803)      (626)
                                                            --------   --------
                                                            $    --    $    --
                                                            ========   ========

At December 31, 2002, the Company has net operating loss carryforwards of $5,356 which may be available to offset future taxable income through 2022.

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 4 - Related Party Transactions

The Company is indebted to its former parent for expenses advanced on behalf of the Company in the amount of $4,306 and $3,126 at December 31, 2002 and 2001, respectively.

The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 14, 2003

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


     Name                                Title                       Date
     ----                                -----                       ----

/s/  Stephen M. Siedow
-----------------------------     Sole Director, Chief           March 14, 2003
     Stephen M. Siedow            Executive Officer,
                                  President, and Chief
                                  Financial Officer

CERTIFICATIONS - Principal Executive and Financial Officer
----------------------------------------------------------

I, Stephen M. Siedow, Chief Executive Officer, President and Chief Financial Officer of MNS Eagle Equity Group III, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB of MNS Eagle Equity Group, III,Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003                   /s/  Stephen M. Siedow
                                        ----------------------------------------
                                             Stephen M. Siedow, Chief Executive
                                             Officer, President  and Chief
                                             Financial Officer
                                             (principal executive and
                                             financial officer)