Form 10QSB
period 2003-03-31
MNS EAGLE EQUITY GROUP III INC
filed 2003-05-13
CIK 1096938

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2003                 Commission File No. 0-27781


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2003 are as follows:


    Class of Securities                                    Shares Outstanding
-----------------------------                              ------------------
Common Stock, $.001 par value                                    647,584


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                         Report
                                                                         ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of March 31, 2003 .......................................      3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2003
              and 2002 and for the period February 28, 1997
             (inception) through March 31, 2003 ........................      4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2003
              and 2002 and for the period February 28, 1997
              (inception) through  March 31, 2003 ......................      5

            Notes to Financial Statements (Unaudited) ..................      6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     10

            Signatures..................................................     10

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)


                                     ASSETS

                                                                       March 31,
                                                                          2002
                                                                       ---------


Total assets                                                            $  --
                                                                        =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                     $  --
   Due to a related party                                                 5,431
                                                                        -------
                                                                          5,431
                                                                        -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                                      --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      647,584 shares                                                        648
   Additional paid-in capital                                               402
   Deficit accumulated during the development stage                      (6,481)
                                                                        -------
        Total stockholders' deficit                                      (5,431)
                                                                        -------

                                                                        $  --
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

                                           MNS EAGLE EQUITY GROUP III, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                              Three                 Three            Feb. 28, 1997
                                                           Months Ended          Months Ended       (inception) to
                                                            March 31,              March 31,            March 31,
                                                              2003                   2002                 2003
                                                            ---------             ---------             ---------
Costs and expenses:
   Amortization                                             $    --               $    --               $     445
   General and administrative                                   1,125                   765                 6,036
                                                            ---------             ---------             ---------

Net loss applicable to common shareholders                  $  (1,125)            $    (765)            $  (6,481)
                                                            =========             =========             =========

Basic and diluted loss per common share                     $   (.002)            $   (.001)
                                                            =========             =========

Weighted average number of
   common shares outstanding                                  647,584               682,500
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




                                          MNS EAGLE EQUITY GROUP III, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Three           Three      Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 March 31,       March 31,       March 31,
                                                                   2003            2002            2003
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $(1,125)       $  (765)         $(6,481)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --             --                445
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable                      --             --                --
       Increase (decrease) in amounts due
         to a related party                                        1,125           --              5,431
                                                                 -------        -------          -------
       Net cash used in operating activities                        --             765              (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     FIRST QUARTER 2003 - During the first fiscal quarter ended March 31, 2003, MNS incurred a net loss of $1,125. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2002 - During the first fiscal quarter ended March 31, 2002, MNS incurred a net loss of $765. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $6,481.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   EXHIBITS.  The following exhibit is filed as part of this report.

               99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   REPORTS ON FORM 8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  May 5, 2003

                                        MNS EAGLE EQUITY GROUP III, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer