Form 10QSB
period 2003-06-30
MNS EAGLE EQUITY GROUP III INC
filed 2003-07-16
CIK 1096938

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2003                 Commission File No. 0-27781


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2003 are as follows:


    Class of Securities                                    Shares Outstanding
-----------------------------                              ------------------
Common Stock, $.001 par value                                    647,584


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                         Report
                                                                         ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of June 30, 2003 ........................................      3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 2003
              and 2002 and for the period February 28, 1997
             (inception) through June 30, 2003 .........................      4

            For the three months ended June 30, 2003 and 2002 ..........      5

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2003
              and 2002 and for the period February 28, 1997
              (inception) through June 30, 2003 ........................      6

            Notes to Financial Statements (Unaudited) ..................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      8

Item 3.     Controls and Procedures ....................................     11

            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     11

            Signatures..................................................     11

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                       June 30,
                                                                         2003
                                                                      ---------
                                                                     (Unaudited)

Total assets                                                           $  --
                                                                       =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                    $  --
   Due to a related party                                                5,631
                                                                       -------
                                                                         5,631
                                                                       -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                                     --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      647,584 shares                                                       648
   Additional paid-in capital                                              402
   Deficit accumulated during the development stage                     (6,681)
                                                                       -------
        Total stockholders' deficit                                     (5,631)
                                                                       -------

                                                                       $  --
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

                                           MNS EAGLE EQUITY GROUP III, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                               Six                   Six              Feb. 28, 1997
                                                           Months Ended          Months Ended        (inception) to
                                                             June 30,              June 30,              June 30,
                                                               2003                  2002                  2003
                                                            ---------             ---------             ---------
Costs and expenses:
   Amortization                                             $    --               $    --               $     445
   General and administrative                                   1,326                   905                 6,236
                                                            ---------             ---------             ---------

Net loss applicable to common shareholders                  $  (1,326)            $    (905)            $  (6,681)
                                                            =========             =========             =========

Basic and diluted loss per common share                     $   (.002)            $   (.001)
                                                            =========             =========

Weighted average number of
   common shares outstanding                                  647,584               682,500
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




                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                       Three           Three
                                                    Months Ended    Months Ended
                                                      June 30,        June 30,
                                                        2003            2002
                                                     ---------       ---------
Costs and expenses:
   Amortization                                      $    --         $    --
   General and administrative                              201             140
                                                     ---------       ---------

Net loss applicable to common shareholders           $    (201)      $    (140)
                                                     =========       =========

Basic and diluted loss per common share              $   (.000)      $   (.000)
                                                     =========       =========

Weighted average number of
   common shares outstanding                           647,584         682,500
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



                                          MNS EAGLE EQUITY GROUP III, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                   Six             Six         Feb. 28, 1997,
                                                               Months Ended    Months Ended   (inception) to
                                                                 June 30,        June 30,        June 30,
                                                                   2003            2002            2003
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $(1,326)       $  (905)         $(6,681)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                  --             --                445
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable                      --             --                --
       Increase (decrease) in amounts due
         to a related party                                        1,326           905             5,631
                                                                 -------        -------          -------
       Net cash used in operating activities                        --             --               (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
       Net cash used in investing activities                        --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
       Net cash provided by financing activities                    --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     SECOND QUARTER 2003 - During the second fiscal quarter ended June 30, 2003, MNS incurred a net loss of $201. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2002 - During the second fiscal quarter ended June 30, 2002, MNS incurred a net loss of $140. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $6,681.

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

Item 3.  Controls and Procedures

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


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


DATED:  July 15, 2003

                                        MNS EAGLE EQUITY GROUP III, INC.


                                             /s/ Stephen M. Siedow
                                        By......................................
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer

CERTIFICATIONS - Principal Executive and Financial Officer
----------------------------------------------------------

I, Stephen M. Siedow, Chief Executive Officer, President and Chief Financial Officer of MNS Eagle Equity Group III, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of MNS Eagle Equity Group III, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  July 15, 2003                   /s/  Stephen M. Siedow
                                        ----------------------------------------
                                        Stephen M. Siedow, Chief Executive
                                        Officer, President  and Chief
                                        Financial Officer
                                        (principal executive and
                                        financial officer)