Form 10QSB
period 2004-03-31
MNS EAGLE EQUITY GROUP III INC
filed 2004-05-07
CIK 1096938

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2004                 Commission File No. 0-27781


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2004 are as follows:


    Class of Securities                                    Shares Outstanding
-----------------------------                              ------------------
Common Stock, $.001 par value                                    647,584

================================================================================

                                TABLE OF CONTENTS


            PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of March 31, 2004 .......................................      3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2004
              and 2003 and for the period February 28, 1997
             (inception) through March 31, 2004 ........................      4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2004
              and 2003 and for the period February 28, 1997
             (inception) through March 31, 2004 ........................      5

            Notes to Financial Statements (Unaudited) ..................      6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..      7

Item 3.     Controls and Procedures ....................................     10


            PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................     10

            Signatures..................................................     10

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                 March 31, 2004


                                     ASSETS



Total assets                                                           $  --
                                                                       =======


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Due to a related party                                              $ 7,540
                                                                       -------

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                                     --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      647,584 shares                                                       648
   Additional paid-in capital                                              402
   Deficit accumulated during the development stage                     (8,590)
                                                                       -------
                                                                        (7,540)
                                                                       -------

Total liabilities and stockholders' deficit                            $  --
                                                                       =======


                        See notes to financial statements

                            MNS EAGLE EQUITY GROUP III, INC.
                             (A Development Stage Company)
                           Statements of Operations (Unaudited)


                                                                         Feb. 28, 1997
                                             Three Months Ended          (inception) to
                                               March 31, 2004,             March 31,
                                           2004            2003               2004
                                        ---------       ---------         ------------
Costs and expenses:
   Amortization                         $    --         $    --             $     445
   General and administrative               1,481           1,125               8,145
                                        ---------       ---------           ---------
Net loss applicable to common
   stockholders                         $  (1,481)      $  (1,125)          $  (8,590)
                                        =========       =========           =========

Basic and diluted net loss per
   common share                         $   (.002)      $   (.002)
                                        =========       =========

Weighted average number of
   common shares outstanding              647,584         647,584
                                        =========       =========


                              See notes to financial statements



                                          MNS EAGLE EQUITY GROUP III, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)


                                                                                              Feb. 28, 1997,
                                                                    Three Months Ended        (inception) to
                                                                         March 31,               March 31,
                                                                   2004            2003            2004
                                                               ------------    -----------    --------------

Cash flows from operating activities:
   Net loss                                                      $(1,481)       $(1,125)         $(8,590)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Amortization                                                  --             --                445
      Changes in operating assets and liabilities:
      Increase in accounts payable                                  --             --                --
      Increase in amounts due to a
        related party                                              1,481          1,125            7,540
                                                                 -------        -------          -------
      Net cash used in operating activities                         --             --               (605)
                                                                 -------        -------          -------

Cash flows from investing activities:
   Organization costs                                               --             --               (100)
                                                                 -------        -------          -------
      Net cash used in investing activities                         --             --               (100)
                                                                 -------        -------          -------

Cash flows from financing activities:
   Proceeds from sale of common stock                               --             --                803
   Deferred offering costs                                          --             --                (98)
                                                                 -------        -------          -------
      Net cash provided by financing activities                     --             --                705
                                                                 -------        -------          -------

Net increase (decrease) in cash                                     --             --               --
Cash at beginning of year                                           --             --               --
                                                                 -------        -------          -------

Cash at end of period                                            $  --          $  --            $  --
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

RESULTS OF OPERATIONS

     FIRST QUARTER 2004 - During the three months ended March 31, 2004, MNS incurred a net loss of $1,481. Expenses related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2003 - During the three months ended March 31, 2003, MNS incurred a net loss of $1,125. Expenses related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit of $8,590.

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

Item 3.  Controls and Procedures

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATED:  May 3, 2004

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