Form 10QSB
period 2005-06-30
MNS EAGLE EQUITY GROUP III INC
filed 2006-01-18
CIK 1096938

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                TABLE OF CONTENTS


          PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet (Unaudited) as of June 30, 2005....................   3

          Statements of Operations (Unaudited) for the three and
              six months ended June 30, 2005 and 2004  and for the
              period February 28, 1997 (inception) to June 30, 2005........   4

          Statements of Cash Flows (Unaudited) for the six
              months ended June 30, 2005 and 2004  and for the
              period February 28, 1997 (inception) to June 30, 2005........   5

          Notes to Financial Statements (Unaudited)........................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation .......   7

Item 3.   Controls and Procedures..........................................   10

          PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................   10

          Signatures.......................................................   11

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                  June 30, 2005



                                     ASSETS


Total assets                                                           $   --
                                                                       ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                    $  1,110
   Due to an officer/stockholder                                          7,627
                                                                       --------
                                                                          8,737

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      647,584 shares                                                        648
   Additional paid-in capital                                             4,287
   Deficit accumulated during the development stage                     (13,672)
                                                                       --------
                                                                         (8,737)
                                                                       --------

Total liabilities and stockholders' deficit                            $   --
                                                                       ========

                       See notes to financial statements.



                                   MNS EAGLE EQUITY GROUP III, INC.
                                    (A Development Stage Company)
                                 Statements of Operations (Unaudited)



                                                                                   Feb. 28, 1977
                                   Three Months Ended          Six Months Ended    (inception) to
                                        June 30,                   June 30,           June 30,
                                 ----------------------    ----------------------    ---------
                                    2005         2004         2005         2004         2005
                                 ---------    ---------    ---------    ---------    ---------
Costs and expenses:
    Amortization                 $            $            $            $            $     445
    General and administrative         657          268        3,084        1,686       13,227
                                 ---------    ---------    ---------    ---------    ---------

Net loss applicable to common
    stockholders                 $    (657)   $    (268)   $  (3,084)   $  (1,686)   $ (13,672)
                                 =========    =========    =========    =========    =========

Basic and diluted net loss per
    common share                 $      **    $      **    $      **    $      **
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



                             MNS EAGLE EQUITY GROUP III, INC.
                               (A Development Stage Company)
                           Statements of Cash Flows (Unaudited)




                                                                              Feb. 28, 1997
                                                           Six Months Ended   (inception) to
                                                               June 30,          June 30,
                                                         --------------------    --------
                                                           2005        2004        2005
                                                         --------    --------    --------

Cash flows from operating activities:
   Net loss                                              $ (3,084)   $ (1,686)   $(13,672)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization                                                                     445
     Capital contribution                                                           3,885
     Changes in operating assets and liabilities:
     Increase in accounts payable                             240                   1,110
     Increase in amounts due to an officer/stockholder      2,844       1,686       7,627
                                                         --------    --------    --------
       Net cash used in operating activities                 --          --          (605)
                                                         --------    --------    --------

Cash flows from investing activities:
   Organization costs                                                                (100)
                                                         --------    --------    --------
       Net cash used in investing activities                 --          --          (100)
                                                         --------    --------    --------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                 803
   Deferred offering costs                                                            (98)
                                                         --------    --------    --------
       Net cash provided by financing activities             --          --           705
                                                         --------    --------    --------

Net increase (decrease) in cash                              --          --          --
Cash at beginning of year                                    --          --          --
                                                         --------    --------    --------
Cash at end of year                                      $   --      $   --      $   --
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

Note 2 - Related party transactions

During the three and six-month periods ended June 30, 2005, the Company incurred corporate, administrative and accounting fees of approximately $700 and $2,800 respectively ($300 and $1,000 for the three and six-month periods ended June 30, 2004) for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $7,627 at June 30, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2005 - During the three and six months ended June 30, 2005, MNS incurred a net loss of $657 and $3,084. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $700 and $2,800 were related party expenses. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2004 - During the three and six months ended June 30, 2004, MNS incurred a net loss of $268 and $1,686. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $300 and $1,000 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit of $13,672.

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

Item 3.     Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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