Form 10QSB
period 2005-09-30
MNS EAGLE EQUITY GROUP III INC
filed 2006-01-19
CIK 1096938

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 284,689 shares outstanding at November 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

================================================================================

                                TABLE OF CONTENTS


          PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet (Unaudited) as of September 30, 2005 ..............   3

          Statements of Operations (Unaudited) for the three and
             nine months ended September 30, 2005 and 2004 and for the
             period February 28, 1997 (inception) to September 30, 2005....   4

          Statements of Cash Flows (Unaudited) for the nine
             months ended September 30, 2005 and 2004 and for the
             period February 28, 1997 (inception) to September 30, 2005....   5

          Notes to Financial Statements (Unaudited) .......................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation .......   7

Item 3.   Controls and Procedures .........................................  10

          PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................................  10

          Signatures ......................................................  11

                        MNS EAGLE EQUITY GROUP III, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                               September 30, 2005



                                     ASSETS


Total assets                                                           $   --
                                                                       ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                    $    870
   Due to an officer/stockholder                                         13,655
                                                                       --------
                                                                         14,525

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      284,689 shares                                                        285
   Additional paid-in capital                                             3,924
   Deficit accumulated during the development stage                     (18,734)
                                                                       --------
                                                                        (14,525)
                                                                       --------

Total liabilities and stockholders' deficit                            $   --
                                                                       ========

                       See notes to financial statements.


                                             MNS EAGLE EQUITY GROUP III, INC.
                                              (A Development Stage Company)
                                           Statements of Operations (Unaudited)



                                                                                           Feb. 28, 1977
                                        Three Months Ended          Nine Months Ended      (inception)to
                                          September 30,               September 30,           Sept. 30,
                                    ------------------------      ----------------------      ---------
                                       2005           2004         2005         2004             2005
                                    ---------      ---------     ---------     ---------      ---------
Costs and expenses:
   Amortization                     $              $             $             $              $     445
   General and administrative           5,062          1,698         8,146         3,384         18,289
                                    ---------      ---------     ---------     ---------      ---------

Net loss applicable to common
   stockholders                     $  (5,062)     $  (1,698)    $  (8,146)    $  (3,384)     $ (18,734)
                                    =========      =========     =========     =========      =========

Basic and diluted net loss per
   common share                     $    (.01)     $      **     $    (.01)    $      **
                                    =========      =========     =========     =========

Weighted average number of
   common shares outstanding          508,930        647,584       600,559       647,584
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




                                            MNS EAGLE EQUITY GROUP III, INC.
                                             (A Development Stage Company)
                                          Statements of Cash Flows (Unaudited)



                                                                                             Feb. 28, 1997
                                                                   Nine Months Ended        (inception) to
                                                                     September 30,             Sept. 30,
                                                                -----------------------        --------
                                                                  2005           2004            2005
                                                                --------       --------        --------

Cash flows from operating activities:
   Net loss                                                     $ (8,146)      $ (3,384)       $(18,734)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                                  445
      Capital contribution                                                        2,553           3,885
      Changes in operating assets and liabilities:
      Increase in accounts payable                                                   78             870
      Increase in amounts due to an officer/stockholder            8,872            753          13,655
                                                                --------       --------        --------
       Net cash used in operating activities                         726           --               121
                                                                --------       --------        --------

Cash flows from investing activities:
   Organization costs                                                                              (100)
                                                                --------       --------        --------
       Net cash used in investing activities                        --             --              (100)
                                                                --------       --------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                               803
   Repurchases of common stock                                      (726)                          (726)
   Deferred offering costs                                                                          (98)
                                                                --------       --------        --------
       Net cash provided by financing activities                    (726)          --               (21)
                                                                --------       --------        --------

Net increase (decrease) in cash                                     --             --              --
Cash at beginning of year                                           --             --              --
                                                                --------       --------        --------
Cash at end of year                                             $   --         $   --          $   --
                                                                ========       ========        ========



Supplemental disclosure of noncash investing and
   financing activities:
   Capital contribution                                                        $  2,553         $  3,885
                                                                               ========         ========
   Common stock issued for organizational costs                                                 $    345
                                                                                                ========
   Common stock issued for deferred offering costs                                              $     77
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

Note 2 - Related party transactions

During the three and nine-month periods ended September 30, 2005, the Company incurred corporate, administrative and accounting fees of approximately $5,100 and $7,900 respectively ($1,700 and $2,700 for the three and nine-month periods ended September 30, 2004) for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $13,655 at September 30, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

Note 3 - Share repurchase

On August 23, 2005, the Company purchased from nine shareholders 335,689 shares of its $.001 par value common stock for $671.38 or $.002 per share. On September 27, 2005, the Company purchased from four shareholders 27,206 shares of its $.001 par value common stock for $54.41 or $.002 per share. These shares were cancelled by the Company. The Company's president advanced the necessary funds to complete the stock purchases. After the repurchase, 100% of the Company's outstanding shares are owned directly by the Company's president.

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

RESULTS OF OPERATIONS

     THIRD QUARTER 2005 - During the three and nine months ended September 30, 2005, MNS incurred a net loss of $5,062 and $8,146. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $5,100 and $7,900 were related party expenses. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2004 - During the three and nine months ended September 30, 2004, MNS incurred a net loss of $1,698 and $3,384. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $1,700 and $2,700 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit of $18,734.

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

Item 3.      Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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