Form 10-K
period 2005-12-31
United EcoEnergy Corp.
filed 2006-03-01
CIK 1096938

UNITED STATES
	              SECURITIES AND EXCHANGE COMMISSION
	                   Washington, D.C. 20549

	                          FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  For fiscal year ended December 31, 2005

[   ]  TRANSITION REPORT UNDER THE SECTION 13 OR 15 (D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 814-00717

	                    UNITED ECOENERGY CORP.
	(Exact name of small business issuer as specified in its charter)

                    MNS EAGLE EQUITY GROUP III, INC.
               (Former name if changed since last filing)


     NEVADA							               84-1517723
(State or other jurisdiction of	                        (I.R.S. Employer
incorporation or organization)	                       Identification No.)

412 Brevard Avenue, Cocoa, Florida                               32922
 (Address of principal executive offices)                     (Zip Code)

Registrants telephone number, including area code:              (321) 433-3860

Securities registered pursuant to	 Section 12(b) of the Act:


          Title of Class	       Name of each exchange on which registered

             None							 None
Securities registered pursuant to Section 12(g) of the Act:

		                Common stock, $.001 par value
					    (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.        Yes   [  ]   No    [X]


Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   [  ]   No    [X]

Note Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    [ X ]   No   [ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.         Yes    [ X ]   No    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  [   ]            Accelerated filer  [   ]
Non-accelerated filer    [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes   [ X ]   No   [ ]

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                         Yes  [  ]   No    [ ]

             APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrants classes of common stock as of the latest practicable date.

        At January 31, 2006, a total of 284,689 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual reports to security holders; (2) Any proxy or information statements; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).









                           TABLE OF CONTENTS
	PART I

	Item 1.  Business.............................................  1

	Item 1A  Risk Factors ........................................ 15

	Item 1B  Unresolved Staff Comments ........................... 18

	Item 2.  Description of Property.............................. 18

	Item 3.  Legal Proceedings.................................... 18

	Item 4.  Submission of Matters to a Vote of Security Holders.. 18

	PART II

	Item 5.   Market for Common Equity and Related Stockholder
                Matters and Issuer Purchases of Equity.............. 18

	Item 6.   Selected Financial Data............................. 20

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of 0perations.................. 20

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk.......................................... 23

	Item 8   Financial Statements and Supplementary Data.......... 23

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure .............. 23

	Item 9A. Controls and Procedures.............................. 24

	Item 9B. Other Information.................................... 24

	PART III

	Item 10  Directors and Executive Officers..................... 30

	Item 11. Executive Compensation............................... 31

	Item 12. Security Ownership of Certain Beneficial
               Owners and Management................................ 33

	Item 13. Certain Relationships and Related Transactions....... 35

	Item 14. Principal Accountant Fees and Services............... 35

	Item 15. Exhibits, Financial Statement Schedules.............. 36

Index to Financial Statements....................................... 37

Financial Statements............................................... F-1

Signatures.......................................................... 38

                       FORWARD-LOOKING STATEMENTS

	This report contains certain forward-looking statements and information relating to United EcoEnergy Corp. (the Company or Company) that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

PART I

Item 1.		DESCRIPTION OF BUSINESS.

BACKGROUND

	The Company was incorporated as MSN Eagle Equity Group III, Inc., a Nevada corporation, on February 28, 1997. The Company issued 725,000 shares of common stock to MSN Eagle Equity Group, Inc. (?MSN Parent?) for cash, organization costs and deferred offering costs. Through the end of 2005, the Company was in the development stage with no significant assets or liabilities and had been essentially inactive, except for organizational activities. On February 21, 2006, the Company changed its corporate name to United EcoEnergy Corp. by the unanimous written consent of the holders of all of the outstanding stock, and on February 28, 2006, the Company elected to be treated as a Business Development Company under Section 55 of the Investment Company Act of 1940.

	During October, 1997, MSN Parent offered for sale, at the price of US $1.00 per unit, a total of 100,000 Units. Each Unit consisted of a share of common stock in six different corporations for a total of six (6) shares of stock, including one share of common stock, $.001 par value per share, of MSN Eagle Equity Group, Inc., the former parent, and one share of common stock, $.001 par value per share, of each of the following corporations organized in the State of Nevada and which were at that time wholly owned subsidiaries of MSN Parent, namely: MSN Eagle Equity Group I, Inc., MSN Eagle Equity Group II, Inc., MSN Eagle Equity Group III, Inc. (the Company), MSN Eagle Equity Group IV, Inc. and MSN Eagle Equity Group V, Inc. No minimum number of Units had to be sold.

	On October 31, 1997 MSN Parent closed the private placement offering. A total of 7,500 units were sold for $7,500. $500 of the total proceeds were allocated by MSN Parent to the Company.
                                  -1-
	The Company currently owns no real estate and has no full time employees, but has implemented the steps to act as a Business Development Company under a new business plan and model by the filing of an election to be treated as a Business Development Company on Form N54-A with the SEC on February 28, 2006. (See, Item 9b. Other Information).

EXCHANGE ACT REGISTRATION

	The Company voluntarily filed a registration statement on Form 10-SB in October 1999 with the Securities and Exchange Commission (SEC or Commission) in order to register the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (Exchange Act).
The Company is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If the Company's duty to file reports under the Exchange Act is suspended, the Company intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

BUSINESS

As a Business Development Company, or BDC, under the Investment Company Act of 1940 (the 1940 Act), the business model of the Company is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

Although we are not limited, as a BDC, to seeking portfolio investments in a particular market segment, we intend to seek full or partial ownership of approximately half of the 45 independent biodiesel production facilities located in the United States, enabling each facility to benefit from consolidated purchasing power, larger scale sales contracts and shared technical and administrative support services. United EcoEnergy Corp. also intends to incorporate automation into each operation, making the plants more efficient and in many cases able to expand production capacity. The consolidation of small independent producers will enable each facility to benefit from bulk purchasing not available to an independent producer, resulting in significantly reduced and stabilized raw material, transportation, and equipment costs. It will also facilitate sales contracts with major fleet customers, outside the scope of the small independent producer. Consolidation will result in greater profitability and increased availability of competitive alternative fuel in the marketplace.

Each of the target portfolio investment companies is currently producing biodiesel from used cooking oil and/or soybean oil. Biodiesel is a renewable fuel that is less polluting than existing diesel fuel. Its use not only reduces the reliance on foreign oil, but stimulates domestic agriculture and protects the environment by recycling large quantities of waste products.

In connection with our BDC election, the Company has adopted Corporate Governance resolutions and intends to operate as a closed-end management investment company as a business development company (a BDC). The following information is disclosed as a material departure from our prior business plan.

                                    -2-
INVESTMENT STRATEGY

We have conducted limited operations to date. Under this recent election, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at
all times, conduct our business so as to retain our status as a BDC.   We
may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD
Electronic Quotation Service.)   We must also offer to provide significant
managerial assistance to these portfolio companies.   Qualifying assets may
also include:

*	cash,
*	cash equivalents,
*	U.S. Government securities, or
*	high-quality debt investments maturing in one year or less from the date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.
Nature of a BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance.
 A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

*   	does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
* is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
*     meets such other criteria as may be established by the SEC.

                                    -3-


Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies. An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied to have its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the Amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the
BDC pursuant to such commitment.   As a BDC, we must invest at least 70% of
our total assets in qualifying assets but may invest more in such qualifying assets.

Primary Strategy

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks.
We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions.
We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock,
warrants, equity appreciation rights or future contract payments.   We
believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies
and enable us to become a preferred source of capital to them.   We also
believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon

We will not be subject to periodic capital return requirements.   These
requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the

                                    -4-
affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network

 	We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

*	public and private companies,
*	investment bankers,
*	attorneys,
*	accountants,
*	consultants, and
*	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

* purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
*	own the securities of companies that are in the business of buying, selling or developing real estate; or
*	finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

*	sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies; or
*	purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
*	engage in the purchase or sale of commodities or commodity
      contracts, including futures contracts except where necessary in working out distressed loans or similar investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics. We have identified several criteria that we believe will prove important in seeking our investment
objective with respect to target companies.   These criteria will provide

                                    -5-
general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.
Experienced Management.  We will generally require that our portfolio
companies have an experienced president or management team.   We will also
require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services. We will seek companies that are involved in products or services that do not require significant additional capital or research
expenditures.   In general, we will seek target companies that make
innovative use of proven technologies or methods.
Proprietary Advantage. We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

*	patents or trade secrets with respect to owning or manufacturing its products, and
*	a demonstrable and sustainable marketing advantage over its
      competition.

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from
Operations.

We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth

We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating
cash flow over time.   The anticipated growth rate of a prospective target
company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy

Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:




                                  -6-
*	an initial public offering,
*	a private sale of our equity interest to a third party,
*	a merger or an acquisition of the portfolio company, or
*	a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with
providing financing.   The terms of the warrants, including the expiration
date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture
capitalists and other holders.   We anticipate that most warrants will be
for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, the proposed offering price of the equity securities. The equity securities for which the warrant will be exercised generally will be common stock, of which there may be one or more classes, or convertible preferred stock. Substantially all the warrants and underlying equity securities will be
restricted securities under the 1933 Act at the time of the issuance.   We
will generally negotiate for registration rights with the issuer that may provide:
*	piggyback registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
*	in some circumstances, "demand" registration rights permitting us, under certain circumstances, to require the eligible portfolio company to register securities under the 1933 Act, in some cases at our expense.

We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant. Liquidation Value of Assets

Although we do not intend to operate as an asset based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit
analysis.   We will emphasize both tangible assets, such as:

*	accounts receivable,
*	inventory, and
*	equipment,

and intangible assets, such as:

*	intellectual property,
*	customer lists,
*	networks, and
*	databases.



                                     -7-

Investment Process

Due Diligence. If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

*	company and technology assessments,
*	existing management team,
*	market analysis,
*	competitive analysis,
*	evaluation of management, risk analysis and transaction size,
*	pricing, and
*	structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

*	Interviews with management and significant shareholders, including any financial or strategic sponsor;
*	Review of financing history;
*	Review of management's track record with respect to:

           o   product development and marketing,
           o   mergers and acquisitions,
           o   alliances,
           o   collaborations,
           o research and development outsourcing and other strategic activities;

*	Assessment of competition; and
*	Review of exit strategies.

In our review of the financial conditions, we look at the following:

*	Evaluation of future financing needs and plans;
*	Detailed analysis of financial performance;
*	Development of pro forma financial projections; and
*	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

*	Evaluation of intellectual property position;
*	Review of existing customer or similar agreements and arrangements;
*	Analysis of core technology;

                                    -8-
*     Assessment of collaborations;
*	Review of sales and marketing procedures; and
*	Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters exist that warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring. We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their
respective business plans.   We may decline to make additional investments
in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:


*	Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
*	Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
*	Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
*	Attendance at and participation in board meetings;
*	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance. As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our
portfolio companies.   This assistance will typically involve:

*	monitoring the operations of our portfolio companies,
*	participating in their board and management meetings,
*	consulting with and advising their officers, and
*	providing other organizational and financial guidance.




                                  -9-

Diversification

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and
certain other assets including cash and cash equivalents.   In order to
receive favorable pass-through tax treatment on any distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment
company.   However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue
Code.   Therefore, we will not receive favorable pass through tax treatment
on distributions to our shareholders.   In the future, we will seek to
increase the diversification of our portfolio so as to make it possible to
meet the RIC diversification requirements, as described below.   We cannot
assure you, however, that we will ever be able to meet those requirements.

To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

*	not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
*	at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities.

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting
securities of a single issuer.   For purposes of the diversification
requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to
existing capital, and the potential return.   Although investment amounts
will vary considerably, we expect that the average investment, including follow-on investments, will be between $250,000 and $5,000,000.

Competition

Our primary competitors to provide financing to target companies, including target companies in the biofuels industry, will include private equity and venture capital funds, other equity and non-equity based investment funds

                                 -10-
and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and
managerial resources than we will have.   We believe that our competitive
advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely
basis.   We cannot assure you that we will be successful in implementing our strategies.

THE COMPANY AND ITS STRUCTURE

The Board of Directors and its Committees

The Board of Directors is empowered to manage and oversee our operations as
a BDC.    As such, these decisions will be made according to guidelines adopted for that purpose. All directors will be reimbursed by the Company for any expenses incurred in attending directors' meetings provided that the Company has the resources to pay these fees. The Company intends to apply for officers and directors liability insurance at such time that it has the resources to do so. The Company will maintain whatever insurance and surety bonds are necessary when holding physical certificates and other assets in possession. A majority of our directors are and will be independent directors, as defined by the provisions of the Investment Company Act of 1940 applicable to BDCs.

Audit Committee

An Audit Committee charter has been accepted and will be under the independent directorship control of independent directors. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of
internal controls.   The audit committee will assist in determining the
carrying values of portfolio investments.

Investment Committee

An Investment Committee charter and policy has been approved by, and is under the directorship control of a majority of independent directors.
The function of the charter and the committee will be to review and approve all investments in excess of $25,000 and assist in determining the carrying values of portfolio investments.

Compensation Committee

A Compensation Committee charter and policy has been approved by, and is under the directorship of independent directors. The purpose of the compensation committee will be to manage the stock option plan and review and recommend compensation arrangements for the officers and Board of Directors.

Governance and Nominating Committee

A Governance and Nominating Committee charter has been accepted and is under the independent directorship control of a majority of independent directors. The primary role of the Governance and Nominating Committee is to actively

                                  -11-
seek individuals qualified to become members of the board of directors, while ensuring that proper evaluations and performances are upheld within the boards of portfolio companies, and also to nominate officers and directors of the Corporation for approval by the full Board of Directors and by the shareholders where required.

Verification of Independent Directors

A resolution has been adopted and a policy for determination of director independence has been established. Our independent directors have proclaimed and established themselves as independent via the following proclamation as established by the Independence Charter, including:

*	within the last three (3) years, has not received more than $60,000 per year in direct compensation from the Company or any of its affiliates other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
*     within the last three (3) years, has not been affiliated with or employed by any independent audit firm presently acting as auditor of the Company or an affiliate of the Company or having acted as such an auditor during the previous 3 years;
*	within the past three (3) years, has had no personal service relationships and has not been affiliated with an organization that has had a personal service relationship with the Company, or with a member of the Company's senior management;
*	within the past (3) years, has not accepted any fee or compensation from the Company other than director's fees and compensation;
*	within the last three (3) years, has not had any material business relationship (such as commercial, industrial, consulting, legal, or accounting) with the Company for which the Company has been required to make disclosure under Regulation S-K of the Securities and Exchange Commission; and;
*	within the past three (3) years, has not been part of an interlocking directorate in which an executive officer of the Company serves on the compensation committee or a committee of a similar nature of another company that concurrently employs the director.

Stock Option Plan

The Company presently maintains a stock option and a stock compensation plan, approved by the shareholders of the Company in 1997. No options, warrants or rights have been issued under those plans as of the date of this report.

Executive Compensation

No officer, director or employee has received any cash compensation to date, and no director, officer or employee has a contract or commitment to
receive annual compensation in excess of $100,000.   Each officer may also
be paid a negotiated percentage of profits for the events that they
arrange.   No officer will receive any other compensation from us unless approved by the independent Compensation Committee.


                                  -12-

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in
allocating management time among their various business activities.   In
the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is officer or director subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an
equal basis.   A breach of this requirement will be a breach of the
fiduciary duties of the officer or director.   If we, or the companies to
which the officer or director is affiliated, desire to take advantage of an opportunity, then the applicable officer or director would abstain from
negotiating and voting upon the opportunity.    However, to the extent
permitted under the 1940 Act, the officer or director may take advantage of
opportunities if we should decline to do so.   Except as set forth above,
we have not adopted any other conflict of interest policy in connection with these types of transactions.
Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain
personal securities transactions.   Personnel subject to each code may
invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

Employees

As of January 31, 2006, we had no employees. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants. The Company may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required. The Company believes its relations with its prospective consultants and employees are good.

FINANCIAL AND OTHER INFORMATION

Other Regulatory Matters

We are a business development company under the 1940 Act.   The 1940 Act
contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates

                                 -13-
of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% of debt
immediately after each such issuance.   In addition, while any senior
securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of
the distribution or repurchase.   We may also borrow amounts up to 5% of
the value of our total assets for temporary or emergency purposes. Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

Determination of Net Asset Value

The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked
prices for other securities.   Debt and equity securities that are not
publicly traded will be valued at fair value as determined in good faith by a valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors. Initially, the fair value of these securities will be their original cost.
 Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as

*	results of subsequent financing,
*	the availability of market quotations,
*	the portfolio company's operations and
*	changes in market conditions.

For warrants, our cost usually will be a nominal amount, such as $.01 per
share.   Debt securities with remaining maturities of 60 days or less at

                                  -14-
the time of purchase will be valued at amortized cost. Debt securities which are publicly traded will be valued by using market quotations
obtained from pricing services or dealers.   Our valuation guidelines will
be subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Item 1A.    	RISK FACTORS.

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

 The Company has limited resources and has had no revenues to date. In addition, the Company will not achieve any revenues until, at the earliest, the consummation of a Portfolio Investment. Moreover, there can be no assurance that any Portfolio Investment, at the time of the Company's consummation of an investment, or at any time thereafter, will provide any material revenues from its operations or operate on a profitable basis.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS
PLAN

         	The Company has had no revenues to date and will be entirely dependent upon its limited available financial resources. The Company cannot ascertain with any degree of certainty the capital Requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans for a Portfolio Investment, and would have minimal capital remaining to pursue other Portfolio Companies. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Portfolio Company. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Portfolio Investment, other than the general limitation of the ratio between debt and equity imposed on all BDCs by the 1940 Act. Moreover, the limited resources of the Company and lack of operating history will make it

                                  -15-
difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an investment, or to provide funds for an additional infusion of capital into a Portfolio Company, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Portfolio Company may have already incurred borrowings and, therefore, all the risks inherent thereto.

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in the bio-fuels industry in which to concentrate its investment efforts. The directors and executive officers of the Company have had no contact or discussions with any entity or representatives of any entity regarding consummation of a Portfolio Investment. Accordingly, there is no basis to evaluate the possible merits or risks of a Portfolio Investment, and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk such as the bio-fuels industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF A PORTFOLIO INVESTMENT

The success of the Company's proposed plan of operation will depend to a great extent on locating and consummating an investment in a Portfolio Company. Subsequent to any investment, the Company's success will depend greatly on the operations, financial condition, and management of the identified Portfolio Company. While management intends to seek an investment in a company that has an established operating history, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes an investment, the success of the Company's operations may be dependent upon management of the Portfolio Company and numerous other factors beyond the Company's control.

                                    -16-
THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

 The ability of the Company to successfully effect a Portfolio Investment will be dependent upon the efforts of its executive officers and directors, as well as its ability to attract additional directors and executive officers. The Company has not entered into employment agreements or other understandings with any officer or director concerning compensation or obtained any "key man" life insurance on his or her life.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A PORTFOLIO INVESTMENT

To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following a Portfolio Investment, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Portfolio Companies. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

The Company does not expect to pay dividends prior to the consummation of a Portfolio Investment. The payment of dividends after consummating any such investment will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of an investment. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

THE COMPANY IS AUTHORIZED TO ISSUE PREFERRED STOCK

 	The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of the date of this report, the Company has no outstanding shares of Preferred Stock. On February 26, 2006, the Board of Directors authorized the establishment of a Class A Convertible Preferred Stock, with one million shares authorized to be issued. A Designation of Preferences for the Class A Convertible Preferred Stock was filed with the Secretary of State of Nevada on February 27, 2006, and a copy of that Designation is filed with this report as Exhibit 1A.1.
The Board of Directors authorized the issuance of the 1 million shares to Enterprise Partners, LLC, our majority stockholder, in return for conversion of an outstanding liability in the amount of $60,000 owed to Enterprise Partners, LLC for initial seed capital for operations. Our director, Adam Mayblum, is a Managing Director of Enterprise Partners LLC and a fifty percent owner.

Item 1B.  	UNRESOLVED STAFF COMMENTS.

	Not applicable.

Item 2.	DESCRIPTION OF PROPERTY.

	The Company neither owns nor leases any real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from iTrustFinancial, Inc., an independent consultant to he Company, for $450 per month commencing in February, 2006.
 This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.	LEGAL PROCEEDINGS.

	There are no legal proceedings which are pending or have been threatened against the Company or any officer, director or control person of which management is aware.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	No matters were submitted to a vote or for the written consent of security shareholders for the fourth quarter of the year ended December 31, 2005, and no meeting of shareholders was held.

	PART  II

Item 5.	MARKET FOR REGISTRANT?S COMMON EQUITY AND RELATED STOCKHOLDER
		 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE of the COMMON STOCK

	Not applicable. The common shares of the Company are not admitted for trading on any electronic medium or exchange.

DIVIDENDS

	The Company has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that the Company will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

	The Company had one shareholder of record as of December 31, 2005. The Company had 284,689 common shares issued and outstanding, of which no shares were unrestricted and not held by affiliates as of December 31, 2005. On February 21, 2006, our sole shareholder sold all of his shares of common stock in the Company, resulting in a change of control of the Company. See, Item 9b. Other Information.

      On February 26, 2006, our Board of Directors authorized a 1 for 100 forward split of the common stock of the Company, which is in the process of being implemented at the time of this report. When fully implemented, the number of share of common stock outstanding will be increased from 284,689 to 28,468,900 shares. There will be no change in the par value of the common stock as a result of the forward split, and no increase in the authorized number of shares of common stock.
PUBLIC MARKET FOR THE COMMON SHARES

	There currently is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until the Company's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as ?penny stocks? under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain ?accredited investors? (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

	For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as the Company's common shares are considered ?penny stocks?, many brokers will be reluctant or will refuse to effect transactions in the Company's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

RECENT SALES of UNREGISTERED SECURITIES

	None

EQUITY COMPENSATION PLAN INFORMATION

	The following table sets forth, as of the year ended December 31, 2005, certain information with respect to the Company compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

Plan category   Number of securities   Weighted average    Number of securities
                 to be issued upon     exercise price of   remaining available
                    exercise of       outstanding options, for future issuance
                outstanding options,  warrants and rights      under equity
                warrants and rights                         compensation plans
                          (a)                   (b)                   (c)
------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders

1997 EMPLOYEE STOCK
   COMPENSATION PLAN      -0-                  N/A               1,000,000

1997 COMPENSATORY STOCK
   OPTION PLAN            -0-                  N/A               1,500,000

Equity compensation plans
not approved
by security holders

NONE                      N/A                  N/A                 N/A
-------------------------------------------------------------------------------
Total                     -0-                                    2,500,000


Item 6.	SELECTED FINANCIAL DATA.

	The Company was in a development stage through the end of the period covered by this report and had no income or assets during that period. Therefore, the information required by Item 301 of Regulation S-K is omitted as not material.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.

PLAN of OPERATION

       The Company was a blank check company whose plan of operation over the period covered by this report was to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. As of February 28, 2006, the Company business plan and plan of operation changed with its election to operate as a Business Development Company under the 1940 Act. As a Business Development Company, or BDC, under the 1940 Act, the business model of the Company is to locate, invest in and provide


                                    -20-
management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

      Although we are not limited, as a BDC, to seeking portfolio investments in a particular market segment, we have elected to seek portfolio investments in the bio-fuels industry and intend to seek full or partial ownership of approximately half of the 45 independent bio-diesel production facilities located in the United States, enabling each facility to benefit from consolidated purchasing power, larger scale sales contracts and shared technical and administrative support services. The Company also intends to incorporate automation into each operation, making the plants more efficient and in many cases able to expand production capacity. The consolidation of small independent producers will enable each facility to benefit from bulk purchasing not available to an independent producer, resulting in significantly reduced and stabilized raw material, transportation, and equipment costs. It will also facilitate sales contracts with major fleet customers, outside the scope of the small independent producer.
Consolidation is expected to result in greater profitability and increased availability of competitive alternative fuel in the marketplace.

       Each of the target portfolio investment companies is currently producing bio-diesel from used cooking oil and/or soybean oil. Bio-diesel is a renewable fuel that is less polluting than existing diesel fuel. Its use not only reduces the reliance on foreign oil, but stimulates domestic agriculture and protects the environment by recycling large quantities of waste products. This plan of operation has been adopted in order to attempt to create value for the Company's shareholders. For further information on the Company's plan of operation and business, see PART I, Item 1 above.

	The Company does not intend to do any product research or development. The Company does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a Portfolio Investment that is structured initially as an asset purchase, and no such asset purchase currently is anticipated.

RESULTS of OPERATIONS

	The Company has not had operations or revenues to date and was still in the development stage through the end of the period included in this report. The Company has elected to be treated as a Business Development Company, as described above, and anticipates raising capital to undertake its business activities as a BDC in 2006.

	Comparison of 2005 to 2004

	For the year ended December 31, 2005, the Company had no revenues and incurred a net loss of $15,501, as compared to a net loss of $3,479 for the year ended December 31, 2004. General and administrative expenses in 2005 related to accounting and legal fees, miscellaneous filing fees and other miscellaneous expenses, of which approximately $15,500 were related party expenses. General and administrative expenses in 2004 related to accounting and legal fees miscellaneous filing fees and other miscellaneous expenses, of which approximately $3,500 were related party expenses.

LIQUIDITY and CAPITAL RESOURCES
	The Company had no cash on hand at December 31, 2005 and had no other
                                -21-
assets to meet ongoing expenses or debts that may accumulate. As of such date, the Company has accumulated a deficit of $26,089.

	The Company has no commitment for any capital expenditure and foresees none until it undertakes its first Portfolio Investment. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible portfolio investments and other fees and expenses in the event it makes a portfolio investment or attempts but is unable to complete an investment. The Company's cash requirements for the next twelve months are relatively modest, principally officers salaries and expenses, outside consulting, rent and accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are expected to exceed $100,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a Portfolio Investment could also amount to thousands of dollars.

	The Company will only be able to pay its future debts and meet operating expenses by raising additional funds, or otherwise generating positive cash flow. As a practical matter, the Company is unlikely to generate positive cash flow by any means other than investing in a portfolio company with such cash flow. The Company plans to sell additional securities of the Company to raise capital, although the specific terms and
timing of any sales have not yet been determined.   There is no assurance
whatsoever that the Company will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

1.	failure to make timely filings with the SEC as required by the Exchange
      Act, which also probably would result in suspension of trading or quotation in the Company's stock and could result in fines and penalties to the Company under the Exchange Act;

2.	curtailing or eliminating the Company's ability to locate and perform suitable investigations of potential Portfolio Investments; or

3.	inability to complete a desirable Portfolio Investment due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

OFF-BALANCE SHEET ARRANGEMENTS

	The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

       Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates. The Companys most critical accounting policies

                                -22-
relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of the financial statements of the Company.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	See the index to the financial statements of the Company on page 29.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.

	There have been no changes in or disagreements with the Company auditors since the filing of the Company Form 10-KSB for the calendar year 2004. On February 21, 2006, Comiskey & Company, P.C., the Companys current auditors, advised the Company that it would decline to stand for reappointment as independent auditors for the Company after completion of the audit of the Company for the fiscal year ended December 31, 2005 due to the Company?s planned election to be treated as a Business Development Company under the Investment Company Act of 1940, due to its lack of experience with a BDC and the audit requirements for a BDC. As required by
Item 304 of Regulation S-K, the Company provides the following information:

	1.	Comiskey & Company, P.C. has declined to stand for re-appointment as independent auditor for the Company after completion of the audit for the fiscal year ended December 31, 2005.
      2.	Comiskey & Company, P.C.s report on the financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
      3.	The decision to change accountants was not recommended or approved by any audit or similar committee of the Board of Directors, or by the Board of Directors itself.
	4.	There was no disagreement with Comiskey & Company, P.C. regarding any matter of accounting principals or practices, financial statement disclosures, or auditing scope or procedure.
	5.	None of the kinds of events described in Item 304(a)(1)(v) of
Regulation S-K occurred within the two most recent fiscal years.

The Company has provided Comiskey & Company, P.C. with a copy of the disclosures in this Item 9 prior to the filing of this report with the SEC and has requested Comiskey & Company, P.C. to furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made in this report in response to Item 304(a) and, if not, stating the respects in which it does not agree. A copy of the letter from Comiskey & Company, P.C. in response to this request is attached to this report as Exhibit 9.1




                                 -23-
Item 9A.	    	CONTROLS AND PROCEDURES.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by Stephen Siedow, our previous CEO, President and Chief Financial Officer, as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

	There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	    OTHER INFORMATION.

	On February 21, 2006, our sole shareholder agreed to and did sell 284,689 common shares, representing 100 percent of the outstanding stock of the Company, resulting in a change of control of the Company. Of these shares, 269,689 common shares, representing 94.7 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, 11,000 shares were purchased by Peachtree Consultants, LLC, and 4,000 shares were purchased by Fairmont East Finance, Ltd. As a result of this change of control, our current director and president, Stephen Siedow, resigned effective February 22, 2006 after appointing William Mackey, William L. Sklar, Adam Mayblum, Alec Hoke and John Paul DeVito as the directors of the Company, to serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group III, Inc. to United EcoEnergy Corp. by
the filing of an amendment to the Articles of Incorporation with the State of
Nevada on February 21, 2006.   The Company also filed an election to be treated
as a Business Development Company under the Investment Company Act of 1940 by filing a Form 54-A with the SEC on February 28, 2006. The change of control and corporate name change, as well as the termination of the Company status as a shell corporation by the filing of the Business Development Company election, are all items which require that the Company file a report on Form 8-K, Item 5 within four business days after such events.

	As provided by the instructions to Form 8-K and the provisions of SEC Rule 12b-2, issued under the Exchange Act, the Company is including in this Form 10-K report all of the required reporting information under Item 5 of Form 8-K, and will not file a separate Form 8-K to report the same information reported in this Form 10-K.

                          Item 5.01 Change in Control of Registrant.

(1)	Enterprise Partners, LLC, a Delaware limited liability company, acquired control of the Company on February 21, 2006 by the purchase of

                                  -24-
269,689 common shares out of 284,689 common shares outstanding, representing
94.7 percent of the common shares outstanding, from our then sole shareholder. In addition, Peachtree Consultants, LLC purchased 11,000 common shares directly from Mr. Siedow and Fairmont East Finance, Ltd. purchased 4,000 shares from Mr. Siedow. Neither Peachtree Consultants, LLC nor Fairmont East Finance, Ltd. are affiliates of Enterprise Partners, LLC. Enterprise Partners, LLC instructed the Company that the shares it purchased in the Company should be issued in part to its own investors, as follows:

	    Name and address						Number of shares

	 Michael E. Jessen
       72 Bent Tree Court
       Coppell, TX  75019								54

       James R. Ratliff
       4610 Indiana #J
       Lubbock, TX  79413								40

       Wiseman Family Trust
       21 Cary Road
       Great Neck, NY  11021								10

       The Claar Family Spray Trust
       15 Kolbert Drive
       Scarsdale, NY  10583								20

       Evelyn Siegel
       3420 Ocean Blvd. South,
       Apt. 11Z
       Highland Beach, FL  33484							20

       David S. Hungerford
       10715 Pot Spring Road
       Cockeysville, MD  21030							10

       John R. and Victoria A. Martin
       12099 Colliers Reserve Drive
       Naples, FL  34110								20

       John Michael DiMaio
       6511 Park Lane
       Dallas, TX  75225								10

       Mark J. and Susan K. Sosin
       681 SW 15th Street
       Boca Raton, FL               						20

       Lilliane Al-Dossari
       2221 Aristocrat Drive
       Irving, TX  75063								30

       John W. and Judie K. Posey
       5199 North Peachtree Road
       Dunwoody, GA  30338								 2

                                   -25-
       Marvin Strauss
       1652 Lark Lane
       Cherry Hill, NJ  08003								10

       George and Roslyn Jacknowitz
       10812 Boca Woods Lane
       Boca Raton, FL  33428							       5

       Jonathan Mayblum
       14 Ridgeview Circle
	   Armonk, NY 10504						             9

	Martin Soll Revocable Trust
       3530 Mystic Pt. Drive #401
       Aventura, FL   33180								 5
       George R. Anderson Rev. Living Trust
       3564 Lakeview Drive
       Delray Beach, FL  33445  						      10

       Madeline DiMario
       3264 Perimeter Drive
       Greenacres, FL  33467							       4

       Evelyn Mayblum
       7201 Promenade Drive, Apt. E801
       Boca Raton, FL  33433			  				       2

       Herb Sommer
       595 Stewart Avenue, Suite 710
       Garden City, NY 11530								 3

       Herb Schneider
       595 Stewart Avenue, Suite 710
       Garden City, NY 11530							       2

       Enterprise Partners, LLC
       50 Andrew Lane
       New Rochelle, NY 10804						       269,403
                                                                  ----------
       Total									 269,689


      (2)	The purchase of control of the Company by Enterprise Partners, LLC occurred on February 21, 2006.

      (3)	The basis for the new control is the ownership of 269,689 common shares out of 284,689 common shares outstanding, representing 94.7 percent of the outstanding shares of the Company.

	(4)	The amount of the consideration for the purchase of the common shares by Enterprise Partners, LLC  was $11,841.

	(5)	The source of funds used by Enterprise Partners, LLC to
purchase the controlling interest was personal funds.


                                 -26-
	(6)   The controlling interest was acquired from Stephen Siedow.

	(7)	As part of the acquisition of control, Stephen Siedow, acting as sole Director, appointed the following as the directors of the Company, with their terms to run until the next annual meeting of shareholders, as the directors of the Company:

			William Mackey
			William L. Sklar
			Adam Mayblum
			Alec Hoke
			John DeVito

	(8)	 The information required by Paragraph 8 of Item 5.01 of the Form
8-K with respect to the Company is provided elsewhere in this Form 10-K, as well as in the Form 10SB-12G (File No. 0-27781) filed with the SEC in October 1999, which is incorporated by reference.

Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

(a)(1)	As a result of the change of control of the Company, our
sole shareholder, officer and director, Stephen Siedow, resigned as an officer and director of the Company on February 21, 2006, after appointing five new directors to serve as the Board of Directors of the Company, effective with his resignation and to serve until the next Annual Meeting of the shareholders of the Company. There was no disagreement with Mr. Siedow at the time of his resignation regarding any matter relating to the Company operations, policies or practices.

(a)(2)	Mr. Siedow has not furnished the Company with any written
correspondence concerning the circumstances surrounding his resignation.

(a)(3)	Mr. William Mackey has signed the Form 10-K as the new Chief
Executive Officer of the Company, and each of the new directors of the Company also has signed the report on behalf of the Company

(b)		As part of his resignation, Mr. Siedow also resigned his
positions as Chief Executive Officer, President and Chief Financial Officer of the Company, effective at the same time. Mr. William Mackey has been elected by the new Board of Directors to serve as Chief Executive Officer, and Mr. Robert Hipple has been elected by the Board to serve as Chief Financial Officer.

(c)		The new directors and executive officers of the Company, effective
February 21, 2006, are:

William Mackey - Chief Executive Officer, Chairman and Director. Mr. Mackey, age 54, joined United EcoEnergy after thirty years of C level experience in both public and private companies. He began his career in the chemical process industry where he spent 21 years in various roles from sales & marketing, the laboratory from technician to Technical Director, as Plant Manager and various executive positions including President and Chairman of the Board. Mr. Mackey also has 10 years of public company experience acting as a Director,


                                   -27-
Chairman and CFO, President and CEO. He has managed multiple locations and hundreds of employees at a time during his tenure. His experience has allowed him to access the capital markets for both debt & equity, communicate his company's message to the investing public and close 22 M & A transactions.

Adam Mayblum, age 40, co-founded United EcoEnergy Advisors, LLC and is a principal and founder of Enterprise Partners, LLC. Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management.

Alec Hoke is a senior vice president of Summit Brokerage Services in Boca Raton, Florida. Prior to that he was a senior vice president at First Union Securities until it merged with Wachovia Securities. He has extensive experience in venture capital as well as specialized industry analysis. Alec expanded his knowledge into stock market related work with several venture capital and investment banking firms, specializing in start-up financing. Mr. Hoke started his investment career with Massachusetts Mutual Life Insurance Company where he developed skills in estate planning and needs analysis to
manage risk.   He is a native of Princeton, New Jersey. He attended Rutgers
University on a football scholarship, where he was an All-American linebacker and earned his degree in Management.

William L. Sklar has served as a consultant with Willmar Management Corp. since 1988. Since September 2004 Mr. Sklar has been the President and a Director of PaperFree Medical Solutions, Inc., a company trading on the OTC BB. He has also served as a Director of Pathogenics, Inc., a public company since January 2005. Since October 26, 2005 Mr. Sklar has been a director of Radiate Research a public company. From July 1983 to October 1988 Mr. Sklar was the owner of
Western Bag & Burlap a textile manufacturer.   Mr. Sklar, aged 58, holds a
Bachelor of Commerce from the University of Toronto.

John DeVito is currently Director of Business Development for Bon-Trade Solutions, Inc., and has worked in the securities and investment banking industry for thirty years. He has served as COO of May Davis Group, Inc.; CEO of EastBrokers International, Inc., a broker Dealer specializing in emerging markets in Central and Eastern Europe; and Vice President of JB Oxford & Company, Inc. He has also worked with PaineWebber Incorporated and Smith Barney Harris Upham & Co. He holds a BA in Psychology from New York University and a Diploma in Financial Planning, also from New York University. He currently holds Series 4, 7, 24, 27, 54, 55, 63 and 65 licenses from the NASD, Inc.

Robert Hipple will serve as Chief Financial Officer of the Company on a consulting basis. Mr. Hipple is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for

                                  -28-
several public (NYSE, AMEX and NASDAQ) companies.   He also has extensive
experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June, 2003, has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. Mr. Hipple also serves as Chairman of iWorld Projects & Systems, Inc., a Nevada corporation, which operates as a Business Development Company under the Investment
Company Act of 1940 He is also contract Chief Financial Officer for Neptune Industries, Inc., an OTC BB traded (NPDI) company in the aquaculture business based in Boca Raton, Florida.

       There currently are no employment or other agreements between the Company and any director. No director has yet been appointed to a Committee of the Board of Directors. The Company plans to hold an Annual Meeting of its shareholders in the near future to elect the Board of Directors, following which the elected members of the Board of Directors will be appointed to the Committees of the Board.

	Item 5.03 Amendments to the Articles of Incorporation or By-laws; Change in Fiscal Year.

       On February 21, 2006, the Company amended its Articles of Incorporation by filing an amendment with the State of Nevada, to change its corporate name to United EcoEnergy Corp. The amendment was adopted by the Board of Directors and by unanimous written consent of all of the shareholders of the Company on February 19, 2006, as permitted by Nevada law. A copy of the Amendment is attached to this report as Exhibit 9.1 On February 27, 2006, the Company filed a Certificate of Designations for Class A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Class A Convertible Preferred Stock to Enterprise Partners, LLC, our majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for initial working capital. The new Class A Convertible Preferred Stock is $0.001 par value stock, which may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted. No conversion may occur until after one year from the date of issue. The Company may redeem the Class A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Class A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. A copy of the Statement of Preferences for the Class A Convertible Preferred Stock is attached to this report as
Exhibit 9.2


                                 -29-
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
		COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company since February 28, 1997 and through the period ending December 31, 2005 covered by this report, their ages and positions held in the Company, are listed below.

	      Name   				Age			     Position


	Stephen  Siedow				  55		Chief Executive Officer,
                                                           President and
								      Chief Financial Officer

	Mr. Siedow resigned as an officer and director of the Company effective February 22, 2006 and new officer and directors were appointed, as noted in
Item 9b. Other Information.

BIOGRAPHICAL INFORMATION

	Stephen Siedow is president and sole shareholder of Stephen M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/ liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of
Certified Public Accountants.   Mr. Siedow resigned as a Director and officer
of the Company, effective with the change of control of the Company on February 21, 2006. See, Item 9b. Other Information.

POTENTIAL CONFLICTS of INTEREST

	The Company's Officers and Directors for the period reported on in this report were affiliated with other blank check companies having a similar business plan to that of the Company, which may have created a potential conflict of interest. However, there were no acquisitions proposed by the Company during the period covered by this report and no actual conflicts of interest occurred.

	For all periods subsequent to the Company election to operate as a BDC on February 28, 2006, the Company will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act. The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers. The Company is not aware of any



                                 -30-
conflicts of interest, actual or potential, between the intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director. There are no known interlocking directorships among the officers and directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required. No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in March or April, 2006.

SIGNIFICANT EMPLOYEES

	None, other than officers of the Company listed above.

COMMITTEES AND BOARD MEETINGS

	The Company has adopted charters for its Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which it intends to submit for approval by its shareholders at its next Annual Meeting of Shareholders, which is expected to be held in March or April, 2006. Following approval of the charters, members of the Board of Directors elected at the Annual Meeting will be appointed to each of the Committees.

AUDIT COMMITTEE FINANCIAL EXPERT

	The Company has identified William L. Sklar, an independent director, as its Audit Committee Financial Expert by virtue of his background and experience. Mr. Sklar will serve as Chair of the Audit Committee of the Company.

CODE OF ETHICS

	The Company has adopted a Code of Ethics that applies to all of its directors, officers and employees performing financial functions for the Company, including its chief executive officer, chief financial officer, controller and any person performing similar functions.

EXCLUSION of DIRECTOR LIABILITY

	Pursuant to the General Corporation Law of Nevada, the Company Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 11.	EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

For the years ended December 31, 2005 and 2004 and through the date of this report, the Company has not paid any executive officers or directors any

                                  -31-
cash and cash equivalent compensation. The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Any compensation arrangements with any officer of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2005 and 2004 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company, although the Company anticipates that it may compensate its officers and directors for services to the Company with stock or options to purchase stock, in lieu of cash, to the extent permitted by the 1940 Act provisions applicable to a BDC.

	The Company currently has in place an employee stock compensation plan and compensatory stock option plan. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

	The following table sets forth information concerning the compensation of the Company Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended
December 31, 2005, 2004 and 2003.

						   Long-Term Compensation
				 Annual Compensation  	          Awards          	Payouts
                       -------------------------------------------------------------------------
  (a)			  (b)	   (c)     (d)    (e)	   (f)	       (g)	        (h)	      (i)
									 Securities	           All
  Name and						Restricted	 Underlying	 ($)	  Other
  Principal			   ($)	  ($)    ($)     Stock	         Options       LTIP	  Compen-
  Position 	   	 Year   Salary	 Bonus	Other	 Awards($)	 & SARs(#)	Payouts  ation($)
------------------      ----------------------------------------------------------------------------
Stephen M. Siedow 2005   $ -0-    None	 None	   None	       None	        None	 $ -0-
 Chairman, CEO,	2004   $ -0-    None	 None	   None		 None	        None	 $ -0-
 President/CFO	2003   $ -0-    None	 None	   None		 None	        None	 $ -0-

OPTION/SAR GRANTS
       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2005, accordingly, no stock options were exercised by any of the officers or
directors in fiscal 2005.     -32-

EMPLOYEE STOCK COMPENSATION PLAN

	The Company has adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the ESC Plan). The Company has reserved a maximum of 1,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan, and the ESC Plan will be further limited and subject to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC.

COMPENSATORY STOCK OPTION PLAN

	The Company has adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the CSO Plan). The Company has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to be granted under the CSO Plan and the CSO Plan will be further limited and subject to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC.

COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors. Any compensation to directors will be determined and approved by the Company Compensation Committee.

EMPLOYMENT CONTRACTS

	No person has entered into any employment or similar contract with the Company. It is anticipated that the Company will enter into employment or similar contracts in connection with its proposed activities as a BDC, but all such contracts will be approved by the Company independent Compensation Committee.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP


                                 -33-
	The following table sets forth, as of the end of the reporting period covered by this report, and as of the date of this report, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class
------------------------------------------------------------------------------
Stephen Siedow	        Former officer	     284,689	       100.0
12373 E. Cornell Avenue	   and director
Aurora, Colorado 80014

William Mackey		  Chairman, CEO	         0	                --
9632 NW 7th Circle		Director
#1724
Plantation, FL 33324

Adam Mayblum		   Director(1)	     134,701.5             47.3
50 Andrew Lane
New Rochelle, NY 10804

William L. Sklar		   Director		          0		           --
513 Roselawn Avenue
Toronto, Canada M5N 1K2

Alec Hoke			   Director			    0			     --
721 Carriage Hill Lane
Boca Raton, FL  33486

John Paul DeVito		   Director			    0			     --
1201 Hardscrabble Road
Chappaqua, NY 10514

Robert Hipple		   CFO			    0			     --
412 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers				 134,701.5		   47.3
 as a group (6 persons)

Enterprise Partners, LLC				 269,403		   94.7
50 Andrew Lane
New Rochelle, NY 10804

(1)	Adam Mayblum is a 50 percent owner of Enterprise Partners, LLC, which owns 269,403 shares of common stock and is therefore considered the beneficial owner of 134,701.5 common shares.

                                  -34-

Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with the Company, the sole officer and director of the Company at December 31, 2005, the end of the reporting period covered by this report, may be deemed to be a promoter and founder of the Company.

CHANGES in CONTROL

	A change of control of the Company occurred on February 21, 2006 by the sale of 94.7 percent of the outstanding common stock of the Company to Enterprise Partners, LLC by Stephen Siedow. See, Item 9b. Other Information.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $15,500 and $3,500 for services performed by the Company president and for expenses paid by the president on behalf of the Company. The Company had a payable to its then president in the amount of $21,880 and $4,783 at December 31, 2005 and 2004, respectively. This payable was retired on February 22, 2006 from funds advanced by Enterprise Partners, LLC to the Company totaling $60,000. Those funds will be converted into 1 million shares of Class A Convertible Preferred Stock approved by the Board of Directors on February 26, 2006.

       On August 23, 2005, the Company purchased from nine shareholders 335,689 shares of its $.001 par value common stock for $671.38 or $.002 per share. On September 27, 2005, the Company purchased from four shareholders 27,206 shares of its $.001 par value common stock for $54.41 or $.002 per share. These shares were cancelled by the Company. The then president of the Company advanced the necessary funds to complete the stock purchases.

	No officer, director or employee of the Company has received a salary of $60,000 or more in 2005 or 2004. There were no transactions, or series of transactions, for the years ended December 31, 2005 or 2004, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,250 and $-0-, respectively.

AUDIT RELATED FEES

	None

                                 -35-
TAX FEES
	None

ALL OTHER FEES
	None

PRE-APPROVAL POLICIES AND PROCEDURES

	The Company board of director policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up top one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also pre-approve particular services in a case-by-case basis. For all periods after the Company election to be treated as a BDC, these functions will be undertaken by the independent Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

	The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. Any references to the "the Company" mean
United EcoEnergy Corp.

1A.1  Designation of Preferences for Class A Convertible Preferred Stock..... 1
3.1	Certificate of Incorporation of the Company as filed with the
		Nevada Secretary of State on February 28, 1997 ..................	2

3.1.1	Amendment of the Certificate of Incorporation to change corporate
      name to United EcoEnergy Corp..........................................	1

3.4	Bylaws of the Company .................................................	1

4.1	Specimen common stock certificate......................................	2

9.1	Letter from Comiskey & Company, P.C.................................... 1

10.1	1997 Compensatory Stock Option Plan of the Company.....................	2

10.2	1997 Employee Stock Compensation Plan of the Company...................	2

14    Code of Ethics......................................................... 1

                                  -36-

31    Certification of the Chief Executive Officer filed pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002..........................	1
32    Certification of the Chief Executive Officer and Chief Financial
      Officer pursuant to 18 U.S.C.  Section 1350,  as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002 ......................	1

1     Filed herewith as an exhibit.

2 Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.

INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheet as of December 31, 2005 .............................   F-2
	Statements of Operations for the years ended December 31, 2005 and 2004 and for the period February 28, 1997 (inception) to
          December 31, 2005 .............................................   F-3
	Statements of Changes in Stockholders' Deficit for the period
	    February 28, 1997 (inception) to December 31, 2005 ............   F-4
	Statements of Cash Flows for the years ended December 31, 2005 and
          2004 and for the period February 28, 1997 (inception) to
          December 31, 2005 .............................................   F-5
	Notes to Financial Statements .....................................   F-6































                                  -37-

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
MNS Eagle Equity Group III, Inc.

We have audited the accompanying balance sheet of MNS Eagle Equity Group III, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders? deficit and cash flows for each of the years in the two-year period then ended and for the period from February 28, 1997 (inception) to December 31, 2005. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Account Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group III, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended and for the period from February 28, 1997 (inception) to December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.


								COMISKEY & COMPANY, P.C.
Denver, Colorado
January 30, 2006						PROFESSIONAL CORPORATION









                                    F-1
                     MNS EAGLE EQUITY GROUP III, INC.
                      (A Development Stage Company)
                             Balance Sheet
                          December 31, 2005
ASSETS
Total assets			                       $	   --
                                                       ============
LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
   Due to an officer/stockholder			     $ 	21,880

Stockholders deficit:
   Preferred stock; $.001 par value; authorized
    5,000,000 shares; issued,  none
   Common stock; $.001 par value; authorized
    50,000,000 shares; issued and outstanding
    284,689 shares				                     285
   Additional paid-in capital				             3,924
   Deficit accumulated during the development stage	     (26,089)
                                                       -------------
				  	                             (21,880)

Total liabilities and stockholders deficit		$	    --
                                                        ============






















                    See notes to financial statements

                      MNS EAGLE EQUITY GROUP III, INC.
                       (A Development Stage Company)
                         Statements of Operations

                                                              Feb. 28, 1997
				                                     (inception) to
                                  Year ended December 31, 	   December 31,
                                 2005	 	  	2004	  	 2005
                                ----------       ----------    ------------
 Costs and expenses:
   Amortization			 $	  	       $	  	   $ 	    445
   General and administrative	     15,501  	   	3,479  	 25,644
                                ----------       -----------   ------------
Net loss applicable to
   common shareholders		 $  (15,501)	 $   (3,479)   $	(26,089)
                                ==========        ==========   ============
Basic and diluted net loss
   per common share		 $     (.03)  	 $       **
                                ==========        ==========
Weighted average number of
   Common shares outstanding	    520,943           647,584
                                ==========        ===========

** Less than $(.01) per share.


























                         See notes to financial statements

                       MNS EAGLE EQUITY GROUP III, INC.
                        (A Development Stage Company)
                Statements of Changes in Stockholders Deficit

                                                                    Deficit
           							   Additional     Accumulated
	  	                    Common Stock        Paid-in		   from
                              Shares     Amount	    Capital		 Inception
                            -------------------------------------------------
Balances, February 28, 1997
    (inception)		            --  	$	--  	$	--  	$	--
 Common stock issued for cash,
    organization costs, and
    deferred offering costs,
    valued at $.001 per share	  725,000  		725
 Common stock issued for cash,
    net of offering costs of
    $175		                7,500  	        7  		318
 Cancellation of common stock	  (50,000)	      (50)		 50
	Net loss for the period	  	  	  	  	  	  	  	(169)
                              ------------------------------------------------
Balances, December 31, 1997	  682,500  		682  		368  		(169)
     Net loss	  	  	  	  	  	  	  	            (423)
                              ------------------------------------------------
Balances, December 31, 1998	  682,500  		682  		368  		(592)
	Net loss	  	  	  	  	  	  	  	          (1,551)
                              ------------------------------------------------
Balances, December 31, 1999	  682,500  		682  		368  	    (2,143)
	Net loss	  	  	  	  	  	  	  	            (937)
                              ------------------------------------------------
Balances, December 31, 2000	  682,500  		682  		368       (3,080)
      Net loss	  	  	  	  	  	  	  	          (1,096)
                              ------------------------------------------------
Balances, December 31, 2001	  682,500  		682  		368  	    (4,176)
   Cancellation of common stock (34,916)	      (34)		 34
	Net loss	  	  	  	  	  	  	  	          (1,180)
                              ------------------------------------------------
Balances, December 31, 2002	  647,584  		648  		402  	    (5,356)
	Net loss	  	  	  	  	  	  	  	          (1,753)
                              ------------------------------------------------
Balances, December 31, 2003	  647,584  		648  		402  	    (7,109)
	Capital contribution					    3,885
	Net loss	  	  	  	  	  	  	  	          (3,479)
                              ------------------------------------------------
Balances, December 31, 2004	 647,584  		648  	    4,287  	   (10,588)
	Share repurchase 		(362,895)	     (363)	     (363)
  	Net loss	  	  	  	  	  	  	  	         (15,501)
                              -----------------------------------------------
Balances, December 31, 2005	 284,689  	$	285  	$   3,924  	$  (26,089)
                              ===============================================



                    See notes to financial statements

                       MNS EAGLE EQUITY GROUP III, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                                                                 Feb. 28, 1997
				                                        (inception) to
                                       Year ended December 31,   December 31,
                                         2005	       2004	  	  	2005
                                     -----------------------------------------
Cash flows from operating activities:
  Net loss	                         $  (15,501)  $	(3,479)	$  (26,089)
               to a related party	                  (6,059) 	        --
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
		Amortization		  	 	  		             445
		Capital contribution		  		 3,885  	     3,885
            Changes in operating assets
               and liabilities:
		(Decrease) increase in
               accounts payable	       (870)  	   870	        --
           (Decrease) in amounts due
		Increase in amounts due
               to an officer/stockholder 17,097  	 4,783  	    21,880
                                        --------------------------------------
Net cash used in operating activities       726           --  	  	 121
                                        --------------------------------------
Cash flows from investing activities:
  Organization costs	  	  	  	  	  	                  (100)
Net cash used in investing activities	   --  	    --  	      (100)
                                        --------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock	  	  	  	  	  	 803
  Share repurchase	  	             (726)    	  	            (726)
   Deferred offering costs	  	  	  	  	  	             (98)
                                       --------------------------------------
Net cash provided by financing activities  (726)  	    --  	  	 (21)
                                        --------------------------------------
Net increase (decrease) in cash		   --  	    --  		  --
Cash at beginning of year	  	         --  	    --  	  	  --
                                        --------------------------------------

Cash at end of year	             $	   --   $	    --  	  $	  --
                                        ======================================
Supplemental disclosure of non-cash
   investing and financing activities:
	Capital contribution			        $	 3,885	  $  3,885
                                                    =========         ========
      Common stock issued for
          organizational costs					        $    345
                                                                      ========
  	Common stock issued for deferred offering costs			  $	  77
                                                                      ========

                           See notes to financial statements

                        MNS EAGLE EQUITY GROUP III, INC.
                         (a Development Stage Company)
                         Notes to Financial Statements
                    Years Ended December 31, 2005 and 2004

Note 1  Organization and Summary of Significant Accounting Policies

Organization of Business

The financial statements presented are those of MNS Eagle Equity Group III, Inc., a development stage company (the Company). The Company was organized under the laws of the State of Nevada on February 28, 1997. The Company activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to evaluations of potential business combinations. Should the Company eventually engage in a business combination, future consolidated operations of the Company would depend on the operations of the company with which it combines.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income (loss) to report.

                        MNS EAGLE EQUITY GROUP III, INC.
                         (a Development Stage Company)
                         Notes to Financial Statements
                    Years Ended December 31, 2005 and 2004

Net Loss Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (?EPS?) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Stock-Based Compensation

SFAS No. 123, Accounting For Stock-Based Compensation, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

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

During the years ended December 31, 2005 and 2004, there were no stock options granted or outstanding.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (?FASB?) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and
                                   F-7
                        MNS EAGLE EQUITY GROUP III, INC.
                         (a Development Stage Company)
                         Notes to Financial Statements
                    Years Ended December 31, 2005 and 2004

generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2005. Therefore, the initial adoption of this standard is not expected to have an impact on the Company financial position and results of operations.

Note 2  Stockholders Deficit

Common Stock Transactions

On February 28, 1997, the Company issued 725,000 shares of common stock to MNS Eagle Equity Group, Inc., its former parent, for cash, organization costs and deferred offering costs. These common shares were valued at $.001 per share.

On April 25, 1997, the Company parent granted two year options on a pro-rata basis to its officers, directors and stockholders to purchase 687,500 shares of the 725,000 shares that it owned in the Company.

The Company parent offered for sale, at the price of US$1.00 per unit, a total of 100,000 Units. Each Unit consisted of a share of common stock in six different corporations for a total of six (6) shares of stock, including one share of common stock, $.001 par value per share, of MNS Eagle Equity Group, Inc., the former parent, and one share of common stock, $.001 par value per share, of each of the following corporations organized in the State of Nevada and which were at that time wholly owned subsidiaries of the Parent, namely:
MNS Eagle Equity Group I, Inc., MNS Eagle Equity Group II, Inc., MNS Eagle Equity Group III, Inc., MNS Eagle Equity Group IV, Inc. and MNS Eagle Equity Group V, Inc. No minimum number of Units had to be sold. The offering was not registered under the Securities Act of 1933, as amended (Act), and was offered to qualified investors in reliance upon the exemption from such registration requirements provided by Section 4(2) of the Act and/or Rule 505 of Regulation D under the Act and applicable state laws. Accordingly, the Units and component shares were deemed restricted securities and are subject To significant restrictions on transfer.

On June 18, 1997, the officers and directors of the parent exercised the stock options held by them. Options on 616,378 of the 687,500 optioned shares of the Company common stock were exercised.

On October 31, 1997, the Company former parent closed the private placement offering, as described above. A total of 7,500 units were sold for $7,500. The proceeds were allocated by the Company parent as follows: $5,000 to the parent and $500 to each of the wholly owned subsidiaries. Offering costs of $175 were incurred by each subsidiary.

On November 18, 1997, a stockholder of the Company surrendered 50,000 shares of the Company $.001 par value common stock back to the Company for no consideration. These shares were cancelled by the Company. Options on 47,416 of the 687,500 optioned shares of the Company common stock were also cancelled.
                                  F-8
                        MNS EAGLE EQUITY GROUP III, INC.
                         (a Development Stage Company)
                         Notes to Financial Statements
                    Years Ended December 31, 2005 and 2004

On November 25, 1997, a stockholder of the former parent exercised the stock options held by him. Options on 23,706 of the 687,500 optioned shares of the Company common stock were exercised. On August 14, 2002, MNS Eagle Equity Group, Inc., its former parent, surrendered 34,916 shares of the Company $.001 par value common stock to the Company for no consideration. These shares were subsequently cancelled.

In September 2004, MNS Eagle Equity Group, Inc., its former parent, wrote-off as uncollectible a $3,885 receivable from the Company. The Company recorded this amount as a capital contribution.

On August 23, 2005, the Company purchased from nine shareholders 335,689 shares of its $.001 par value common stock for $671.38 or $.002 per share. On September 27, 2005, the Company purchased from four shareholders 27,206 shares
of its $.001 par value common stock for $54.41 or $.002 per share.   These
shares were cancelled by the Company. The Company president advanced the necessary funds to complete the stock purchases. After the repurchase, 100% of the Company outstanding shares are owned directly by the Company president.

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

1997 Stock Option Plan

The Company has adopted a stock option plan (the ?CSO Plan?) which allows for the issuance of options to purchase up to 1,500,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

1997 Employee Stock Compensation Plan

The Company has adopted an employee stock compensation plan (the ESC Plan)which allows for the issuance of up to 1,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any).

                                  F-9

                        MNS EAGLE EQUITY GROUP III, INC.
                         (a Development Stage Company)
                         Notes to Financial Statements
                    Years Ended December 31, 2005 and 2004

The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

Note 3 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company incurred no income taxes for the years ended December 31, 2005 and 2004. The expected income tax benefit for the years ended December 31, 2005 and 2004 is approximately $2,300 and $500, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carry-forwards of approximately $26,100 at December 31, 2005 are available to offset future taxable income, if any, and expire in years 2017 through 2025. This results in a net deferred tax asset of approximately $3,900 at December 31, 2005. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

The net operating loss carry-forwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Note 4 - Related Party Transactions
The Company has incurred losses from inception and has no assets. To mitigate these conditions, the expenses of the Company activities, primarily accounting and regulatory costs, are being borne by its president. The Company had an agreement with its then president that he will provide, personally or through other entities, financial support to the Company through at least December 31, 2006, and would not demand repayment of any liabilities owed by the Company.

During 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $12,900 and $3,500, respectively, for services performed by the Company president. The Company has a payable to its president in the amount of $21,880 at December 31, 2005. For the period ending December 31, 2005, the Company did not require any office space and the Company used the office of its president for corporate and administrative purposes.





                                 F-10


SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 28, 2006
							United EcoEnergy Corp.

							/s/ William K. Mackey
					    By....................................
						William K. Mackey, Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ William K. Mackey
............................ Director, Chief Executive	      February 28, 2006
	 William K. Mackey		Officer, and Chairman

     /s/  William L. Sklar
............................   Director	            	February 28, 2006
	 William L. Sklar

    /s/  Adam Mayblum		Director				February 28, 2006
............................
	 Adam Mayblum

     /s/  Alec Hoke       	Director				February 28, 2006
............................
       Alec Hoke

     /s/  John Paul DeVito	Director				February 28, 2006
............................
	 John Paul DeVito















                                   -38-

	                              CERTIFICATION
EXHIBIT 31
	I, William Mackey, certify that:

1.	I have reviewed this annual report on Form 10-K of United EcoEnergy Corp.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 d) Disclosed in this report any change in the small business issuer internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuers fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuers ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 28, 2006
						/s/ William K. Mackey

                                 By..........................
					   William K. Mackey, Chief Executive Officer














































EXHIBIT  32

                      CERTIFICATION PURSUANT TO
                       18 U.S.C.  SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	The undersigned, William K. Mackey, Chief Executive Officer, and Robert Hipple, Chief Financial Officer of United EcoEnergy Corp. (the Company), DO HEREBY CERTIFY, that:

1.	The Annual Report on Form 10-K for the year ended December 31, 2005 (the
Report), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

	IN WITNESS WHEREOF, each of the undersigned has executed this statement this 28th of February, 2006.

								    /s/ William K. Mackey
								By .........................
								  William K. Mackey,
                                                  Chief Executive Officer

								/s/ Robert Hipple
								By..........................
								   Robert Hipple,
                                                   Chief Financial Officer

     A signed original of this written statement required by Section 906 has been provided to United EcoEnergy Corp. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.