Form 10-Q/A
period 2006-03-31
United EcoEnergy Corp.
filed 2006-06-09
CIK 1096938

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00717

                           UNITED ECOENERGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517723
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     409 Brevard Avenue, Cocoa, FL                             32922
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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 15, 2006 was 28,468,900 shares.












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
Commitments and contingencies

Stockholders Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 28,468,900 shares at
    March 31, 2006 and December 31, 2005            28,469               285
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    March 31, 2006 and December 31, 2005,
    respectively                                     1,000                 -
  Additional paid-in capital                        34,740             3,924
  Accumulated deficit                              (47,047)          (26,089)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):               17,162           (21,880)
                                                ------------     ------------
  Total Liabilities and
    Stockholders  Equity (Deficit):          $      18,437       $         -
                                                ============     ============
Net Asset value per common share             $     0.00065       $  (0.00077)


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




                                     F-2
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                                          For the three
                                           months ended
                                   March 31, 2006  March 31, 2005
                                     (unaudited)     (unaudited)
                                   --------------   --------------
Investment income:
  Interest income                  $          -     $           -
  Dividend income                             -                 -
  Other income                                -                 -
                                     -----------      ------------
Total income                                  -                 -

Operating expenses:
   Investment advisory fees
      Base fee                                -                 -
      Incentive fee                           -                 -
      Capital gains fee                       -                 -
                                      -----------      ------------
   Total investment advisory
      fees                                    -                 -
   General & administrative expense:
      Consulting expenses                 18,120             2,427
      Rent expense                           900                 -
      Other expenses                       1,938                 -
                                      -----------      ------------
Total operating costs                    20,958             2,427
                                      -----------      ------------
Net investment loss                     (20,958)           (2,247)
                                      -----------      ------------
Net realized income (loss) from
   disposal of investments                    -                -
Net unrealized appreciation
   (depreciation) in investments              -                -
                                      -----------      ------------
Net decrease in stockholders
   equity resulting from operations $   (20,958)    $      (2,247)
                                      ===========      ============
Basic and diluted net decrease in
   stockholders equity per
   common share resulting from
   operations                       $   (0.00074    $    (0.000079
                                      ===========      ============
Weighted number of common shares
    outstanding-basic                  28,468,900       28,468,900
                                      ===========       ===========
Weighted number of common shares
    outstanding-diluted                35,968,900       28,468,900
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

                                                 For the three
                                                  months ended
                                          March 31, 2006    March 31, 2005
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (20,958)     $      (2,427)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash used in
    operating activities:

    Increase in accounts payable                 1,275                240
    Increase (decrease) in amounts due
        To officer/stockholder                 (21,880)             2,187
                                            ------------         -----------
Net cash used in operating activities          (41,563)                 -

Cash flow from financing activities:
Net proceeds from issuance of preferred
    Stock                                       60,000                  -
                                            ------------         -----------
Net (decrease) increase in cash                 18,437                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $     18,437        $         -
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

Under the terms of the Agreement, the Base Management Fee will not be lower than $25,000 per month for the first two years of









                             F-10
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31 2006
                               (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

the term of the Agreement; however, the Investment Advisor has agreed with the Company to eliminate the minimum fee, and the Company is in the process of amending the Agreement accordingly. The Amended Investment Advisory Agreement will be submitted to The shareholders of the Company for approval at the next
Annual meeting of shareholders and will become effective on obtaining such approval.

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

Note 5.    Stockholders Equity.

The following table reflects the changes in the Companys stockholders equity (deficit) from December 31, 2005 to March
31, 2006:

                                                 Additional
                            Shares            Par Value        Paid-in
Accumulated
                       Common    Preferred Common    Preferred  Capital
Deficit    Total
                      --------- --------- ---------  ---------  --------   -----
---  --------
Balance at
  December 31, 2005    284,689       -   $     285  $    -    $  3,924
$(26,089) $ (21,880)
                    =========== ========= =========  =========  ========
=========   ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)
-        -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000
-    60,000
Net loss                     -       -           -       -           -
(20,958)  (20,958)
                    ----------- --------- ---------  ---------  --------   -----
---- --------
Balance at
  March 31, 2006     28,468,900 1,000,000 $ 28,469   $  1,000 $ 34,740
$(47,047) $ 17,162

The Class A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Class A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Class A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date.
                              F-11

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

                    United EcoEnergy Corp.
                   Statements of Operations
                                                          February 28, 1997
	                                                     (inception) to
                                		                 March 31, 2006
Costs and expenses:
   Amortization		   	                       $           445
   General and administrative			                    46,602
                                                            -----------
Net loss applicable to common shareholders	     $       (47,047)

Basic and diluted net loss per common share	     $      (0.00165)

Weighted average number of common
   shares outstanding-basic	                            28,468,900
                                                          ==========
Weighted average number of common
   shares outstanding-diluted                             35,968,900
                                                          ==========
The weighted number of shares outstanding-diluted has been determined by treating the Series A Convertible Stock issued in February, 2006 as converted into 15 million common shares, the maximum number of shares possible on conversion.

                             F-12
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                               (unaudited)

NOTE 6.       DEVELOPMENT STAGE COMPANY (Continued)
                Statements of Changes in Stockholders Deficit



Deficit
                                       	                    Additional
Accumulated
	  	                               Common Stock         Paid-in
from
                                         Shares	   Amount	   Capital
Inception
Balances, February 28, 1997
    (inception)                              --   $	  --      $      --  	$
	  --
	Common stock issued for cash,
	  organization costs, and deferred
          offering costs, valued at
          $.001 per share		     725,000        725
	Common stock issued for cash, net
	   of offering costs of $175	       7,500          7  	      318

	Cancellation of common stock	     (50,000)	  (50)             50

	Net decrease for the period
(169)
                                        ---------     ---------    --------
-----------
Balances, December 31, 1997	  	     682,500  	  682  		368
	(169)
	Net decrease
(423)
Balances, December 31, 1998	  	     682,500  	  682  		368
	(592)
	Net decrease
(1,551)
Balances, December 31, 1999	  	     682,500  	  682  		368
(2,143)
	Net decrease
(937)
Balances, December 31, 2000	  	     682,500  	  682  		368
(3,080)
	Net decrease
(1,096)
Balances, December 31, 2001	  	     682,500  	  682  		368
(4,176)
	Cancellation of common stock	     (34,916)       (34)		 34

	Net decrease
(1,180)
Balances, December 31, 2002	  	     647,584  	  648  		402
(5,356)
	Net decrease
(1,753)
Balances, December 31, 2003	  	     647,584  	  648  		402
(7,109)
	Capital contribution						          3,885

	Net decrease
(3,479)
Balances, December 31, 2004	  	     647,584  	  648  	    4,287
(10,588)
	Share repurchase 	                (362,895       (363)
(363)
          Net decrease
(15,501)
Balances, December 31, 2005	  	     284,689  $     285      $    3,924
(26,089)


                              F-13
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                               (unaudited)

NOTE 6.       DEVELOPMENT STAGE COMPANY (Continued)

                                                                        Deficit
                             Shares            Par Value        Paid-in
Accumulated
                       Common    Preferred Common    Preferred  Capital  from
Inception

                      --------- --------- ---------  ---------  --------
Balance at
  December 31, 2005    284,689       -   $     285  $    -    $  3,924
$(26,089)
                    =========== ========= =========  =========  ========
=========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)      -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000       -
   Net decrease                     -       -           -       -           -
(20,958)
                    ----------- --------- ---------  ---------  --------
Balance at
  March 31, 2006     28,468,900 1,000,000 $ 28,469   $  1,000 $ 34,740
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


Note 7      FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2006 and for the twelve months ended December 31, 2005:


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


(1) Financial highlights as of March 31, 2006 and December 31, 2005 are based on 28,468,900 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 35,968,900 shares outstanding, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding for one-half of the quarter, based on their issuance in February, 2006.

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

                     Class A Convertible
                       Preferred Shares

                        Per Share         Number of     Maximum Shares
 Common Stock        Conversion ratio  Common Shares     Converted      Value of
     Price         (1/per share price) on conversion   of Common Stock Preferred
------------------ ----------------    --------------- --------------- ---------
------
0.0001                10,000.00        10,000,000,000     15,000,000    $  1,500
0.0003                 3,333.33         3,333,333,333     15,000,000       4,500
0.0007                 1,428.57         1,428,571,429     15,000,000      10,500
0.0014                   714.29           714,285,714     15,000,000      21,000
0.0021                   476.19           476,190,476     15,000,000      31,500
0.0042                   238.10           238,095,238     15,000,000      63,000
0.0050                   200.00           200,000,000     15,000,000      75,000
0.0075                   133.33           133,333,333     15,000,000     112,500
0.0100                   100.00           100,000,000     15,000,000     150,000
0.1000                    10.00            10,000,000     10,000,000   1,000,000
0.5000                     2.00             2,000,000      2,000,000   1,000,000
0.7500                     1.33             1,333,333      1,333,333   1,000,000
1.0000                     1.00             1,000,000      1,000,000   1,000,000

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange; however, based on the total acquisition price of the Common shares purchased from our former sole shareholder in February, 2006, the shares were purchased for the equivalent of $0.0006 per share in an arms length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for the holder of the Class A Preferred Stock to realize a conversion value








                             -5-
in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 7 times, to $0.0042 per share, either as a result of acquisitions or operations of the Company, or from a subsequent offering of shares by the Company.

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

Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2006 and for the twelve months ended December 31, 2005:


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

_/s/__William K. Mackey____                June 7, 2006
William K. Mackey
Chief Executive Officer




























                                  -15-