Form 10-Q
period 2006-06-30
United EcoEnergy Corp.
filed 2006-08-14
CIK 1096938

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2006

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

                             (321)-433-1136
        (Registrants Telephone Number, Including Area Code)

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2006, was 28,646,500 shares.












                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 2006 and December 31, 2005                  F-1
Schedule of Investments as of June 30, 2006                               F-2
Statements of Operations for the three-month and six-month
    periods ended June 30, 2006 and 2005                                  F-3
Statements of Cash Flows for the six-month periods ended
    June 30, 2006 and 2005                                                F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         7

Item 4.  Controls and Procedures                                            7

PART II.  OTHER INFORMATION                                                 8

Item 1.  Legal Proceedings                                                  9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                  10


         Signatures                                                        10
















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                              June 30,         December 31,
                                                2006	              2005
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        32,570       $          -
Rent deposit                                          972                  -
                                              ------------       ------------
     Total Current Assets                          33,542                  -
Other Assets
     Subscription receivable                        9,750                  -
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $        43,292                  -
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $             -        $         -
    Due to affiliate                               22,500
    Due to officer/stockholder                     22,500             21,880
                                               ------------      ------------
     Total Short term Liabilities                  45,000             21,880
    Long term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                  45,000             21,880
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 28,646,500 shares at
    June 30, 2006 and 28,468,900 at
    December 31, 2005                              28,647               285
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    June 30, 2006 and December 31, 2005,
    respectively                                     1,000                 -
  Additional paid-in capital                        78,962             3,924
  Accumulated deficit                             (110,317)          (26,089)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):               (1,708)          (21,880)
                                                ------------     ------------
  Total Liabilities and
    Stockholders  Equity (Deficit):          $      43,292       $         -
                                                ============     ============
Net Asset value per common share             $    (0.00006)      $  (0.00077)

The accompanying notes are an integral part of these financial statements.
                                     F-1
                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                June 30, 2006

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




                                     F-2
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                              For the three and six months ended
                            June 30, 2006               June 30, 2005
                             (unaudited)                 (unaudited)
                         3 months    6 months       3 months     6 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   60,000      78,120              -        1,146
      Rent expense           1,350       2,250              -            -
      Professional fees      1,500       1,500              -            -
      Other expenses           280       2,358             657       1,938
                          ----------  ----------      ----------  ----------
Total operating costs       63,130      84,228             657       3,084
                          ----------  ----------      ----------  ----------
Net investment loss        (63,130)    (84,228)           (657)     (3,084)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (63,130) $ (84,228)       $    (657)  $ (3,084)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $  (0.0022) $ (0.0029)       $ (0.00001) $(0.00005)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      28,471,841  28,470,876      64,758,400  64,758,400
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   43,471,841  39,658,721      64,758,400  64,758,400
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.
                                    F-3
                       UNITED ECO ENERGY CORP.
                       STATEMENT OF CASH FLOWS
                  JUNE 30, 2006 and June 30, 2005
                               (unaudited)

                                             For the six months ended
                                          June 30, 2006    June 30, 2005
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (84,228)     $      (2,427)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash used in
    operating activities:

    Increase (decrease) in
         accounts payable                           -                 240
    Increase (decrease) in amounts due
        to officer/stockholder                     620              2,187
    Decrease (increase) in deposits               (972)                 -
    Increase in amounts due to affiliate        22,500
                                            ------------         -----------
Net cash used in operating activities          (62,080)                 -

Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                       60,000
Net proceeds from issuance of common
    Stock                                       34,650
                                            ------------         -----------
Net cash provided by financing activities       94,650                  -
                                            ------------         -----------
Net (decrease) increase in cash                 32,570                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $     32,570        $         -
                                            ============          ===========







The accompanying notes are an integral part of these financial statements.





                                     F-4
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements

United EcoEnergy Corp. (United EcoEnergy or the Company), a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that has filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in February
2006. The Company has not yet undertaken its initial portfolio investment and has not yet raised significant capital for its investment activities. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity.

The Company intends to focus primarily on investments in alternative energy companies, including bio-fuel companies, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets (including the amount of any borrowings for investment purposes) in these companies. At June
30, 2006, the Company had no net assets invested in alternative energy companies but has signed two letters of intent to acquire portfolio investments, one in wind energy generation and the other in ethanol production, both subject to funding. The Company expects to concentrate on making investments in alternative energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $55.0 million. In most cases, these companies will be privately held or have thinly traded public equity.

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











                               F-5
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements
        (continued)

Company. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. Information presented for the quarter ended June 30, 2005 has been restated to conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until February, 2006.

In March 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.

On June 30, 2006, the Company accepted subscriptions for 177,600 common shares under a Regulation E, 1-E exemption offering, for a total of $44,400. Of the total amount subscribed, $34,650 was received on June 30, 2006 and the balance of $9,750 has been reported as a subscription receivable at June 30, 2006. This balance was collected during July, 2006.

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






                                    F-6


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

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









                                 F-7


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

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

Federal and State Income Taxes:

The Company has not elected to be treated as a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the
Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders,









                                   F-8
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2006, the Company has approximately $110,317 of net operating loss carryforwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carryforwards as realization of the asset is not assured. The net operating loss carryforwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2006, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July, 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-
An Interpretation of FASB Statement No, 109. (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise s financial statements in accordance with FASB Statement No. 109-Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.


                                     F-9
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

Note 4. Related Party Agreements and Transaction

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. United EcoEnergy Advisors, LLC is owned equally by William K. Mackey, Patrick Donelan and Adam
Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our majority Common Stockholder and the holder of our Series A Convertible Preferred shares at the end of the quarter. Mr. Mayblum also serves as a director of the Company and Mr. Mackey is a director and our Chief Executive Officer.

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Companys gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of





                                   F-10
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30 2006
                               (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly. The Amended Investment Advisory Agreement was submitted to The shareholders of the Company for approval at the Annual Meeting of shareholders held on June 30, 2006. The common shareholders, other than Enterprise Partners which abstained, unanimously approved the Amended Investment Advisory Agreement and the appointment of United EcoEnergy Advisers, LLC as the investment adviser for the Company at the Annual Meeting

On April 1, 2006, the Company entered into a Consulting Agreement with William Mackey, the President and CEO, to cover his services until such time as the Company completes its first portfolio investment in the alternative energy and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey is entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. These amounts have been accrued as Amounts Due to Officer. On April 10, 2006, Enterprise Partners advanced the $22,500 for the sign-on Bonus to Mr. Mackey, and that amount has been reflected as an Amount Due to Affiliate of $22,500 on the accompanying financial statements.

No investment advisory fees have been accrued for the quarter ended June 30, 2006.

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

Note 5.    Stockholders Equity.

The following table reflects the changes in the stockholders equity (deficit) of the Company from December 31, 2005 to June 30, 2006:







                                 F-11



                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 5.    Stockholders Equity (continued)

                                                          Additional
                            Shares            Par Value        Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit    Total
                      --------- --------- ---------  ---------  --------   --------  --------
Balance at
  December 31, 2005    284,689       -   $     285  $    -    $  3,924    $(26,089) $ (21,880)
                    =========== ========= =========  =========  ========  =========   ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)          -        -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000           -     60,000
Issuance of common     177,600       -         178       -      44,222           -     44,400
Net loss                     -       -           -       -           -     (84,228)   (84,228)
                    ----------- --------- ---------  ---------  --------   --------- --------
Balance at
  June 30, 2006     28,646,500 1,000,000 $  28,647   $  1,000 $ 78,962   $(110,317)  $ (1,708)

The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2006 and for the twelve months ended December 31, 2005:

                                        For the          For the
                                      six months       twelve months
                                        ended            ended
                                     June 30, 2006  December 31, 2005
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00074)   $    (0.00021)
Proceeds from preferred stock            0.00215              -
Proceeds from common stock               0.00159              -
Net investment income                   (0.00294)        (0.00054)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $     0.00006    $    (0.00077)
                                  F-12
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 6.    Financial Highlights (continued)

(1) Financial highlights as of June 30, 2006 and December 31, 2005 are based on 28,646,500 and 28,468,900 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 39,658,721 shares outstanding as of June 30, 2006, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of February, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.     Subsequent Events

The Company completed an exempt offering of common shares under Regulation
E, using Form 1-E, for a total of 223,000 common shares and $55,750, at a price of $0.25 per share. A total of 177,600 shares were subscribed for and accepted as of June 30, 2006, the common shares were issued as of that date, and all but $9,750 of the total subscription was received as of June 30, 2006. The remaining $9,750 was received by the Company in July, 2006. Subsequently, the Company has received and accepted subscriptions for an additional 45,400 shares for a total subscription of $11,350, all of which has been collected in August, 2006, and the shares have been issued. As a result, there are 28,864,500 common shares currently issued, as of August 11, 2006.

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 Persons) As a result of these transactions, Enterprise Partners, LLC holds 1,567,700 shares of our common stock, representing approximately 5.47 percent Of our undiluted common stock outstanding, and 268,481 shares of our Series A Convertible Preferred Stock, representing 26.8 percent of the 1,000,000 shares outstanding, and convertible into a maximum of 4,020,000 shares of our common stock. Therefore, Enterprise Partners, LLC now holds a total of approximately
12.8 percent of our common stock on a fully diluted basis, giving effect to the maximum conversion of the Series A Convertible Preferred Stock held by it.











                                     F-13
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 21, 2006, our then sole shareholder sold 284,689 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 269,689 common shares, representing 94.7 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, 11,000 shares were purchased by Peachtree Consultants, LLC, and 4,000 shares were purchased by Fairmont East Finance, Ltd. As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective February 22, 2006 after appointing William K. Mackey, William L. Sklar, Adam Mayblum, Alec Hoke and John Paul DeVito as the directors of the Company, to serve until the

                                   -3-
next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group III, Inc. to United EcoEnergy Corp. by the filing of an amendment to the Articles of Incorporation with the State of Nevada on February 21, 2006.

On February 27, 2006, the Company filed a Certificate of Designations for Series A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Series A Convertible Preferred Stock to Enterprise Partners, LLC, our majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for initial working capital. The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. The conversion of the Series A
Convertible Preferred into Common stock of the Company is illustrated by the following table:

                             Series A Convertible
                              Preferred Shares

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

Currently, the Common shares of the Company do not trade on an over-the-counter market or exchange; however, based on the total acquisition price of the Common shares purchased from our former sole shareholder in February, 2006, the shares

                                    -4-
were purchased for the equivalent of $0.0006 per share in an arms length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for a holder of the Series A Preferred Stock to realize a conversion value in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 7 times, to $0.0042 per share, either as a result of acquisitions or operations of the Company, or from a subsequent offering of shares by the Company.

The Company has amended the Certificate of Designations for the Series A Convertible Preferred Stock, as filed with the Secretary of State of Nevada, with the consent of the original holder of the shares, Enterprise Partners, LLC. The amendments were designed to insure that the Series A Convertible Preferred Stock meets the requirements of a senior security, as defined in
Section 18(g) of the 1940 Act. The Amended Certificate of designations of Series A Convertible Preferred Stock was filed as an exhibit to the Proxy Statement filed with the SEC on Form 14A on June 19, 2006, and both the Amendments and the prior issuance of the Series A Convertible Preferred Stock to Enterprise Partners, LLC was approved unanimously by our common Shareholders at our Annual Meeting held on June 30, 2006.

Effective February 27, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 28,468,900 common shares outstanding. This forward split has been reflected retroactively on our financial statements

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in alternative energy companies.

We intend to invest in companies in the alternative energy industry, including bio-fuel companies, most of which have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero.

As of June 30, 2006, we had not yet made any portfolio or other investments. However, we have signed several letters of intent for such acquisitions, Subject to our obtaining funding, and we have also entered into an investment Banking arrangement with Lempert Brothers US, in New York. These letters of intent and the investment banking arrangement were disclosed in our Form 8-K filed with the SEC on July 31, 2006.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management


                                    -5-
Results of Operations

A comparison of the current quarter results to the quarter ended June 30, 2005 is not meaningful, as we had not then made the election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.
Financial Highlights

Financial highlights of the Company for the period ending June 30, 2006 Are included in Footnote 7 to our Financial Statements.

Investment Activity

We have not yet engaged in any investment activity and have not yet raised significant capital to be employed in our proposed investment activities. We have engaged Lempert Brothers US in New York to assist us in raising not Less than $10 million to enable us to continue with several pending letters of intent and we are currently engaged in due diligence in that regard.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended June 30, 2006.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2006.

Operating Expenses

Our primary operating expenses consist of investment advisory fees, consulting, legal and professional fees and other operating and overhead-related expenses. Operating expenses totaled $ 63,130 for the quarter ended June 30, 2006 as compared to $ 657 for the quarter ended June 30, 2005, before our election to be treated as a business development company. These expenses consisted of general and administrative expenses and most of the expenses represented for periods before March 31, 2006 were amounts due to our former sole shareholder and officer, Stephen M. Seidow, in connection with the preparation of our financial reports for prior years.




                                   -6-
Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2006 compared to $0 for the quarter ended June 30, 2005 and $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2006 compared to $0 for the quarter ended June 30, 2005 and $0 for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock. We generated no cash flows from operations. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on June 19, 2006, and accepted subscriptions for a total of 233,000 common shares, representing $58,250 in additional working capital. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2006 and the twelve months ended December 31, 2005, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of July 31, 2006, the Chief Executive Officer

                                    -7-
and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting.Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a defendant in any legal action arising out of its activities. We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.



                                   -8-
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, the Company issued
177,600 shares of common stock in an exempt offering under Regulation E under the 1933 Act, after filing a Form 1-E Application with the SEC on June 19, 2006. These shares were issued for total consideration of $44,400, which will be used for general working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 30, 2006, the Company held its Annual Meeting of Shareholders pursuant to written notice and a Proxy Statement filed with the SEC on June 19, 2006. All of the common shareholders of the Company were Present at the meeting or submitted signed proxies prior to the meeting. The following matters were approved by the shareholders at the Annual
Meeting:

1. Election of the following as directors of the Company until the next Annual Meeting and until their successors are duly elected and qualified:

       Adam Mayblum
       William K. Mackey
       Alec Hoke
       John Paul DeVito
       William Sklar

       2.	Approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of the Company par vale $0.001 common stock from 50 million shares to 150 million shares, which amendment was then filed with the Secretary of State for Nevada.

       3.	Ratification of the decision of the Audit Committee to appoint
Berman Hopkins Wright & Laham, CPAs, LLP as the independent auditors of the Company for the fiscal year beginning January 1, 2006.

	4.	Ratification of the appointment of United EcoEnergy Advisors,
LLC as investment advisors to the Company and approval of the Amended Investment Advisory Agreement.

5. Approval of the Amended Statement of Designation for the Series A Convertible Stock of the Company, which was then filed with the Secretary of State for the State of Nevada.

Item 5. Other Information.

None






                                     -9-
Item 6. Exhibits

Exhibit              Description of Exhibit

31.1         Certification of Chief Executive Officer Pursuant to
             Rule 13a-14(a)/15d-14(a)

31.2         Certification of Chief Financial Officer Pursuant to
             Rule 13a-14(a)/l5d-14(a)
32.1         Certification of Chief Executive Officer Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, 18
             U.S.C. 1350

32.2         Certification of Chief Financial Officer Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, 18
             U.S.C. 1350

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__William K. Mackey____                August 14, 2006
William K. Mackey
Chief Executive Officer




























                                  -10-