Form 10-Q
period 2006-09-30
United EcoEnergy Corp.
filed 2006-11-14
CIK 1096938

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2006

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of November 1, 2006, was 28,781,639 shares.










                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 2006 and December 31, 2005             F-1
Schedule of Investments as of September 30, 2006                          F-2
Statements of Operations for the three-month and nine-month
    periods ended September 30, 2006 and 2005                             F-3
Statements of Cash Flows for the nine-month periods ended
    September 30, 2006 and 2005                                           F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9

Item 4.  Controls and Procedures                                            9

PART II.  OTHER INFORMATION                                                10

Item 1.  Legal Proceedings                                                 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       10

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  12


         Signatures                                                        12



















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                            September 30,         December 31,
                                                2006	              2005
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        40,097       $          -
Due from affiliate                                 10,900                  -
Rent deposit                                          972                  -
                                              ------------       ------------
Total Current Assets                               51,969                  -
Other Assets:
Investments in Portfolio Companies                      -                  -
                                              ------------       ------------
Total Assets                              $        51,969                  -
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Due to affiliate                      $        67,500        $         -
    Due to officer/stockholder                          -             21,880
                                               ------------      ------------
     Total Short term Liabilities                  67,500             21,880
    Long term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                  67,500             21,880
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 28,781,639 shares at
    September 30, 2006 and 28,468,900 at
    December 31, 2005                              28,782               285
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    September 30, 2006 and December 31, 2005,
    respectively                                     1,000                 -
  Additional paid-in capital                       126,742             3,924
  Accumulated deficit                             (172,055)          (26,089)
                                                ------------     ------------
  Total Stockholders Equity (Deficit):            (15,531)          (21,880)
                                                ------------     ------------
  Total Liabilities and
    Stockholders Equity (Deficit):          $      51,969       $         -
                                                ============     ============
Net Asset value per common share             $    (0.00005)      $  (0.00077)




The accompanying notes are an integral part of these financial statements.

                                     F-1
                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                September 30, 2006

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




                                     F-2
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                              For the three and nine months ended
                         September 30, 2006          September 30, 2005
                             (unaudited)                 (unaudited)
                         3 months    9 months       3 months     9 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   52,500     130,620              -        1,146
      Rent expense           2,700       4,950              -            -
      Professional fees      2,334       3,834              -            -
      Other expenses         4,178       6,562           5,062       7,000
                          ----------  ----------      ----------  ----------
Total operating costs       61,712     145,966           5 062       8,146
                          ----------  ----------      ----------  ----------
Net investment loss        (61,712)   (145,966)         (5,062)     (8,146)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders?
   equity resulting from
   operations            $  (61,712) $(145,966)       $  (5,062)  $ (8,146)

                          ========== ===========     ==========   =========
Basic and diluted net decrease
   in stockholders equity per
   common share resulting from
   operations            $  (0.0021) $ (0.0051)       $ (0.0001)  $ (0.0013)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      28,721,488  28,555,463      50,893,000  60,055,900
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   43,721,881  41,027,991      50,893,000  60,055,900
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.
                                    F-3
                       UNITED ECO ENERGY CORP.
                       STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2006 and 2005
                             (unaudited)

                                             For the nine months ended
                                       September 30, 2006    September 30, 2005
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (145,966)     $      (8,166)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash provided
    (used) in operating activities:
    Decrease in amounts due
        to officer/stockholder                 (21,880)                 -
    Decrease in deposits                          (972)                 -
    Increase in amounts due to affiliate        67,500              8,872
    Decrease) in amounts due
        from affiliate                         (10,900)                 -
                                            ------------         -----------
Net cash provided (used)
    in operating activities                   (112,218)               726
Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                       60,000                  -
Net proceeds from issuance of common
    stock                                       92,315                  -
Repurchase of common stock                           -               (726)
                                            ------------         -----------
Net cash provided (used) by financing
    activities                                 152,315               (726)
                                            ------------         -----------
Net increase in cash                            40,097                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $     40,097        $         -
                                            ============          ===========







The accompanying notes are an integral part of these financial statements.



                                     F-4
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements

United EcoEnergy Corp. (United EcoEnergy or the Company), a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in February 2006. Prior to the election to be treated as a BDC, the Company ad been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company is no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

As a BDC, the company is subject to the filing requirements of the Securities

Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act. As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer, and therefore files its periodic reports on applicable Forms 10-Q and 10-K, rather than Forms 10-KSB or 10-QSB. As a BDC, the Company also is subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, but is not subject to Section 6 of Regulation S-X, which provides specific rules for financial reporting of registered investment companies.

The Company intends to focus primarily on investments in alternative energy companies, including bio-fuel companies, and expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in these companies. At September 30, 2006, the Company had no net assets invested in alternative energy companies but has signed letters of intent to acquire portfolio investments, subject to funding. The Company expects to concentrate on making investments in alternative energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $55.0 million. In most cases, these companies will be privately held or have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2005. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting

                                  F-5
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2006)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. Information presented for the periods ended September 30, 2005 has been restated to conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until March, 2006. Management considers this restatement to be a change in classification and not a change in accounting. Retrospective application has been given to prior periods in accordance with SFAS No. 154..

In March, 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.

On June 30, 2006, the Company accepted subscriptions for 177,600 common shares under a Regulation E, 1-E exemption offering, for a total of $44,400. Of the total amount subscribed, $34,650 was received on June 30, 2006 and the balance of $9,750 was reported as a subscription receivable at June 30, 2006. This balance was collected during July, 2006. On August 13, 2006, the Company accepted additional subscriptions for 40,600 common shares under the 1-E offering, for a total of $10,150, all of which was received by check or wire transfer for the subscribers. On August 22, 2006, the Company accepted subscriptions for 94,539 common shares under the 1-E offering, for a total of $37,815, which was received by wire transfer. As a result, 28,781,639 common shares were outstanding as of September 30, 2006.
Note 2. Significant Accounting Policies

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

The following are significant accounting policies consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A:

                                    F-6


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

Investments:

(a) Security transactions are recorded on a trade-date basis.

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

(3) It is expected that most of the investments in the Company?s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

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

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor engaged by the Board of Directors, as well as managements valuation recommendations and the recommendations of the Investment Committee.


                                  F-7
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At September 30, 2006, the Company has approximately $175,055 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be


                                   F-8
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

approved by the board of directors each quarter and will be generally based upon managements estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2006, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July, 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-
An Interpretation of FASB Statement No, 109. (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise?s financial statements in accordance with FASB Statement No. 109-Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

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

Note 4. Related Party Agreements and Transaction

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall

                                  F-9
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30 2006
                               (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. United EcoEnergy Advisors, LLC is owned equally by William K. Mackey, Patrick Donelan and Adam
Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our majority Common Stockholder and the holder of our Series A Convertible Preferred shares at the end of the quarter. Mr. Mayblum also serves as a director of the Company and Mr. Mackey is a director and our Chief Executive Officer.

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

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly. The Amended Investment Advisory Agreement was submitted to The shareholders of the Company for approval at the Annual Meeting of shareholders held on September 30, 2006. The common shareholders, other than Enterprise Partners which abstained, unanimously approved the Amended Investment Advisory Agreement and the appointment of United
EcoEnergy Advisers, LLC as the investment adviser for the Company at the Annual Meeting

No investment advisory fees have been accrued for the quarter ended September 30, 2006.

On April 1, 2006, the Company entered into a Consulting Agreement with William Mackey, the President and CEO, to cover his services until such time as the Company completes its first portfolio investment in the alternative energy and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey is entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. These amounts are accrued as Amounts Due to Officer. On April 10, 2006, Enterprise Partners advanced the $22,500 for the sign-on Bonus to Mr. Mackey, and that amount has been reflected as an Amount Due to Affiliate of $22,500 on the accompanying financial statements. As of September 30, 2006, Enterprise Partners paid the additional accrued amounts

                                 F-10
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

due to Mr. Mackey and the total accrued balance at September 30, 2006 of $ 67,500 are reflected as accrued amounts Due to affiliate. The amounts due are non-interest bearing and payable on demand. Amounts due from affiliate totaling $10,900 at September 30, 2006 represent short-term, non-interest bearing advances made to a company with common ownership and management.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Note 5.    Stockholders Equity.

The following table reflects the changes in the stockholders equity (deficit) of the Company from December 31, 2005 to September 30, 2006:

                                                              Additional
                              Shares            Par Value      Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit  Total
                      --------- --------- ---------  ---------  --------   --------  --------
Balance at
  December 31, 2005    284,689       -   $     285  $    -    $  3,924    $(26,089) $(21,880)
                    =========== ========= =========  =========  ========  =========  ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)         -          -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000          -      60,000
Issuance of common     177,600       -         178       -      44,222          -      44,400
Issuance of common      40,600       -          41       -      10,059          -      10,100
Issuance of common      94,539       -          94       -      37,721          -      37,815
Net loss                     -       -           -       -           -    (145,966)  (145,966)
                    ----------- --------- ---------  ---------  --------   --------- ---------
Balance at
  September 30 2006 28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(172,055) $(15,531)

The Company completed an exempt offering of common shares under Regulation
E, using Form 1-E, for a total of 218,200 common shares and $54,550, at a price of $0.25 per share. A total of 177,600 shares were subscribed for and accepted as of June 30, 2006, the common shares were issued as of that date, and all but $9,750 of the total subscription was received as of June 30, 2006. The remaining $9,750 was received by the Company in July, 2006. Subsequently, the Company accepted subscriptions for 40,600 common shares on July 13,2006 and received subscription proceeds of $10,150, all of which was received. In August, 2006, the Company undertook a second offering of common shares under the 1-E Notice, receiving subscriptions for 94,539 common shares at $0.40 per share, for a total of $37,815.

As a result of these offerings, there were 28,781,639 common shares issued as
of September 30, 2006.                F-11
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 5.    Stockholders? Equity (continued)

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

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2006 and for the twelve months ended December 31, 2005:

                            CHANGES IN NET ASSET VALUE
                                        For the          For the
                                      nine months       twelve months
                                        ended            ended
                                     September 30, 2006  December 31, 2005
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00077)   $    (0.00021)
Proceeds from preferred stock            0.00209              -
Proceeds from common stock               0.00321              -
Net investment income                   (0.00506)        (0.00056)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00053)   $    (0.00077)



                                   F-12
                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)


(1) Financial highlights as of September 30, 2006 and December 31, 2005 are based on 28,781,639 and 28,469,900 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 43,781,639 shares outstanding as of September 30, 2006, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of February, 2006.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2005.

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

On February 21, 2006, our then sole shareholder sold 284,689 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 269,689 common shares, representing 94.7 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, 11,000 shares were purchased by Peachtree Consultants, LLC, and 4,000 shares were purchased by Fairmont East Finance, Ltd. As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective February 22,


                                  -3-
2006 after appointing William K. Mackey, William L. Sklar, Adam Mayblum, Alec Hoke and John Paul DeVito as the directors of the Company, to serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group III, Inc. to United EcoEnergy Corp. by the filing of an amendment to the Articles of Incorporation with the State of Nevada on February 21, 2006.

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


                                    -4-

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

The Company has amended the Certificate of Designations for the Series A Convertible Preferred Stock, as filed with the Secretary of State of Nevada, with the consent of the original holder of the shares, Enterprise Partners, LLC. The amendments were designed to insure that the Series A Convertible Preferred Stock meets the requirements of a senior security, as defined in
Section 18(g) of the 1940 Act. The Amended Certificate of designations of Series A Convertible Preferred Stock was filed as an exhibit to the Proxy Statement filed with the SEC on Form 14A on June 2006, and both the Amendments and the prior issuance of the Series A Convertible Preferred Stock to Enterprise Partners, LLC was approved unanimously by our public Shareholders at our Annual Meeting held on June 30, 2006.

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

As of September 30, 2006, we had not yet made any portfolio or other investments. However, we have signed several letters of intent for such acquisitions, subject to our obtaining funding, and we have also entered into an investment banking arrangement with Lempert Brothers US, in New York.

Operating Activities

During the quarter ended September 30, 2006, the Company continued with the considerable efforts it has expended in the first half of the year to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities.
                                   -5-
William K. Mackey, our CEO, traveled extensively during the Quarter in pursuit of these objectives, meeting with numerous potential venture partners and portfolio investment companies. Mr. Mackey met with the principals of investment partners as well as potential portfolio companies in New
York, Texas, Tennessee, Alabama, Georgia and parts of Florida during the Quarter. These efforts resulted in either mutual understandings, non-binding letters of intent or proposed joint ventures. Also, management explored several potential technologies in both alternative energy and renewable fuels arena as possible investments.

On the finance side, the Company submitted several proposals to its investment banker, Lempert Brothers International USA. The Company also was introduced to George O. Miles Inc. for debt side financing of potential acquisitions. The Company initiated discussions with Access Energy for the purpose of financing various wind projects. These talks have progressed and will continue into the Fourth Quarter.

The Company has reviewed numerous alternative energy technologies, including proprietary technologies of Woodland Chemical Systems, Pure Energy, Inc. and CTI Biofuels. The Company has signed non-disclosure agreements with all of these firms and with Emissions Technologies, Inc., in order to further explore the technologies and consider an investment.

United has entered into a joint venture with Alternative Fuels LLC to explore converting biomass into ethanol. The Company also has exchanged non binding letters of intent with SafeFuels, Inc. of Houston, Texas, Imperial Recovery of Houston, Texas, and Novis Energy of Atlanta, Georgia, with the goal of entering into definitive investment agreements with each of these companies during the Fourth Quarter.

Further, management continued to explore potential relationships or investments in ethanol, bio-diesel, biomass and wind opportunities from Venezuela (Mandioca Project), Minnesota (Gamasa Project), and Arkansas (Arkansas and Helens Projects).

The Companys management meets with the Companys Investment Advisor each Monday, Wednesday and Friday to review the current activities of the Company. Management believes that recent conversations matching business development opportunities and potential financings are moving toward several potential investment scenarios in the Fourth Quarter.

Besides exploring traditional sources of financings with its investment banker, management also has met with CRT LLC, Ardour Capital, Giordano Securities and others. The Company has attended conferences such as Value Rich and obtained various memberships in web news letters advising the Company on industry developments. Examples of these sites would be HedgeFund.net, Renewable Energy Weekly and North American Wind Power.

Through the end of the Third Quarter, the Company has expended over $145,000 in connection with its Business Development Company operations, and has entered into many financing agreements, investment banking agreements and letters of intent for acquisitions of portfolio companies.



                                  -6-

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

A comparison of the current quarter results to the quarter ended September 30, 2005 is not meaningful, as we had not then made the election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.

Financial Highlights

Financial highlights of the Company for the period ending September 30, 2006 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have engaged Lempert Brothers US in New York to assist us in raising not less than $10 million to enable us to continue with several pending letters of intent and we are currently engaged in due diligence in that regard.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended September 30, 2006.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended September 30, 2006.

Operating Expenses

Operating expenses are broken down as follows:




                                   -7-



            Consulting expenses               $   52,500
             Rent                                  2,700
             Audit fees                            2,334
             Other expenses:
                Bank fees            $   55
                Filing fees             350
                Office supplies         188
                Postage and delivery    134
                Registered agent        160
                Transfer agent        3,291
                                    ---------
                                                   4,178
                                                 --------
   Total operating expense                        61,712

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $5,000 ($15,000), to William Mackey, our CEO, under his Consulting Agreement ($22,500), to Lempert Brothers International ($10,000) and the balance to unaffiliated consultants. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including $2,334 in professional fees to our independent audit firm for audit services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended September 30, 2006 compared to $0 for the quarter ended September 30, 2005 and $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2006 compared to $0 for the quarter ended September 30, 2005 and $0 for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock. We generated no cash flows from operations. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on September 19, 2006, and accepted subscriptions for a total of 233,000 common shares, representing $58,250 in additional working capital. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which

                                   -8-
could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2006 and the twelve months ended December 31, 2005, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of September 30, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control of financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of

                                   -9-
achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company completed an exempt offering of common shares under Regulation
E, using Form 1-E, for a total of 218,200 common shares and $54,550, at a price of $0.25 per share. A total of 177,600 shares were subscribed for and accepted as of June 30, 2006, the common shares were issued as of that date, and all but $9,750 of the total subscription was received as of June 30, 2006. The remaining $9,750 was received by the Company in July, 2006. Subsequently, the Company accepted subscriptions for 40,600 common shares on July 13,2006 and received subscription proceeds of $10,150, all of which was received. In August, 2006, the Company undertook a second offering of common shares under the 1-E Notice, receiving subscriptions for 94,539 common shares at $0.40 per share, for a total of $37,815.

As a result of these offerings, there were 28,781,639 common shares issued as of September 30, 2006.

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

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and

                                  -10-
the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 Persons) As a result of these transactions, Enterprise Partners, LLC holds 1,567,700 shares of our common stock, representing approximately 5.47 percent Of our undiluted common stock outstanding, and 268,481 shares of our Series A Convertible Preferred Stock, representing 26.8 percent of the 1,000,000 shares outstanding, and convertible into a maximum of 4,020,000 shares of our common stock. Therefore, Enterprise Partners, LLC now holds a total of approximately
12.8 percent of our common stock on a fully diluted basis, giving effect to the maximum conversion of the Series A Convertible Preferred Stock held by it.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 30, 2006, the Company held its Annual Meeting of Shareholders pursuant to written notice and a Proxy Statement filed with the SEC on September 19, 2006. All of the common shareholders of the Company were Present at the meeting or submitted signed proxies prior to the meeting. The following matters were approved by the shareholders at the Annual
Meeting:

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

Item 5. Other Information.

Stock Option Plans

The Company presently has an approved stock option plan and an approved stock
                                  -11-
compensation plan, which were approved by the shareholders of the Company in 1997. No options, warrants or rights have been issued under those plans as of the date of this report. AS a BDC with an investment advisory contract in force which authorizes compensation based in part of capital gains of portfolio investments, the Company is prohibited from issuing any options under these plans to officers, directors or executives under Section 61 of the Investment Company Act of 1940. The Company has no plans to authorize the grant of any options under either plan and will not grant any options under either plan in full compliance with Section 61 so long as the current investment advisory agreement is in place.

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

_/s/__William K. Mackey____                November 14, 2006
William K. Mackey
Chief Executive Officer
















                                  -12-