Form 10-K
period 2006-12-31
United EcoEnergy Corp.
filed 2007-03-14
CIK 1096938

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2006

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

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X ]   No  [  ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (?229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant?s knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                                 [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer { }  Accelerated filer { }  Non-accelerated filer [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant?s most recently completed second fiscal quarter.
                                                                 $ None

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of March 12, 2007, was 28,781,639 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.


















                               TABLE OF CONTENTS
	                              PART I
	Item 1.  Business.............................................  1

	Item 1A  Risk Factors ........................................ 12

	Item 1B  Unresolved Staff Comments ........................... 15

	Item 2.  Properties .......................................... 15

	Item 3.  Legal Proceedings.................................... 15

	Item 4.  Submission of Matters to a Vote of Security Holders.. 15

	                             PART II
	Item 5.   Market for Registrant?s Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities ......................................... 15

	Item 6.   Selected Financial Data............................. 16

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of 0perations.................. 17

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk.......................................... 20

	Item 8   Financial Statements and Supplementary Data.......... 21

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure .............. 21

	Item 9A. Controls and Procedures.............................. 21

	Item 9B. Other Information.................................... 21

	                            PART III
	Item 10  Directors, Executive Officers and Corporate
               Governance .......................................... 21

	Item 11. Executive Compensation............................... 24

	Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters........... 27

	Item 13. Certain Relationships and Related Transactions and
               Director Independence ............................... 28

	Item 14. Principal Accountant Fees and Services............... 31

	Item 15. Exhibits, Financial Statement Schedules.............. 31

Index to Financial Statements....................................... 32

Financial Statements............................................... F-1

Signatures.......................................................... 33
                          FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

                                    PART I
Item 1.  Business.

General development of business

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

On February 21, 2006, our then sole shareholder sold 284,689 pre-split common shares (28,468,900 post-split) representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 26,968,900 post-split common shares, representing 94.7 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, 1,100,000 shares were purchased by Peachtree Consultants, LLC, and 4,000,000 shares were purchased by Fairmont East Finance, Ltd. These entities are not related, affiliates or controlled entities.
                                        -1-
As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective February 22, 2006 after appointing William
K. Mackey, William L. Sklar, Adam Mayblum, Alec Hoke and John Paul DeVito as the directors of the Company, to serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group III, Inc. to United EcoEnergy Corp. by the filing of an amendment to the Articles of Incorporation with the State of Nevada on February 21, 2006. Effective February 27, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 28,468,900 common shares then outstanding. This forward split has been reflected retroactively on our financial statements.

On February 27, 2006, the Company filed a Certificate of Designations for Series A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Series A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for initial working capital. The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. The conversion of the Series A Convertible Preferred into Common stock of the Company is illustrated by the following table:
                             Series A Convertible
                              Preferred Shares

                        Per Share         Number of     Maximum Shares
 Common Stock        Conversion ratio   Common Shares     Converted
     Price          (1/per share price) on conversion   of Common Stock
------------------ ----------------    --------------- ---------------
0.0001                10,000.00        10,000,000,000     15,000,000
0.0003                 3,333.33         3,333,333,333     15,000,000
0.0007                 1,428.57         1,428,571,429     15,000,000
0.0014                   714.29           714,285,714     15,000,000
0.0021                   476.19           476,190,476     15,000,000
0.0042                   238.10           238,095,238     15,000,000
0.0050                   200.00           200,000,000     15,000,000
0.0075                   133.33           133,333,333     15,000,000
0.0100                   100.00           100,000,000     15,000,000
0.1000                    10.00            10,000,000     10,000,000
0.5000                     2.00             2,000,000      2,000,000
0.7500                     1.33             1,333,333      1,333,333
1.0000                     1.00             1,000,000      1,000,000

                                      -2-
The Company amended the Certificate of Designations for the Series A Convertible Preferred Stock, as filed with the Secretary of State of Nevada, with the consent of the original holder of the shares, Enterprise Partners, LLC. and the approval of the common shareholders. The amendments were designed to insure that the Series A Convertible Preferred Stock meets the requirements of a senior security as defined in Section 18(g) of the 1940 Act. The Amended Certificate of Designations of Series A Convertible Preferred Stock was filed as an exhibit to the Proxy Statement filed with the SEC on Form 14A on June 19, 2006, and both the amendment and the prior issuance of the Series
A Convertible Preferred Stock to Enterprise Partners, LLC was approved unanimously by our public shareholders at our Annual Meeting held on June 30, 2006.

During 2006, the Company did not engage in any merger or acquisition activity, or the acquisition or disposition of any material asset. The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a Business Development Company.

Financial information about market segments.

The Company does not currently have any portfolio investments and therefore has no market segment information. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

As a Business Development Company, or BDC, under the 1940 Act, the business model of the Company is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

Although we are not limited, as a BDC, to seeking portfolio investments in a particular market segment, we intend to seek investment in companies operating in the alternative energy markets, including bio-diesel and bio-fuels, wind-farming, solar power, waste site gas utilization, and similar areas.

In connection with our BDC election, the Company has adopted Corporate Governance resolutions and intends to operate as a closed-end management investment company as a business development company (a BDC).

                             INVESTMENT STRATEGY

We have conducted limited operations to date. Under the BDC election, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at

                                      -3-
all times, conduct our business so as to retain our status as a BDC.   We
may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

                                      -4-
A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the Amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the
BDC pursuant to such commitment.   As a BDC, we must invest at least 70% of
our total assets in qualifying assets but may invest more in such qualifying assets.

Primary Strategy

We have significant relative flexibility in selecting and structuring our investments.  We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks.
We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions.
We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock,
warrants, equity appreciation rights or future contract payments.   We
believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies
and enable us to become a preferred source of capital to them.   We also
believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon

We are not  subject to periodic capital return requirements.   These
requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network

 	We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

                                      -5-
*	public and private companies,
*	investment bankers,
*	attorneys,
*	accountants,
*	consultants, and
*	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of equity, debt or other investments.

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

Prospective Portfolio Company Characteristics. We have identified several criteria that we believe will prove important in seeking our investment
objective with respect to target companies.   These criteria will provide
general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

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

Products or Services. We will seek companies that are involved in products or services that do not require significant additional capital or research
                                      -6-
expenditures.   In general, we will seek target companies that make
innovative use of proven technologies or methods.

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

                                      -7-

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

Much of this work will be done by management and professionals who are well
                                      -8-
known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

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

Ongoing Relationships with Portfolio Companies

Monitoring. We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their



                                      -9-
respective business plans.   We may decline to make additional investments
in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

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

Managerial Assistance. As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our
portfolio companies.   This assistance will typically involve:

*	monitoring the operations of our portfolio companies,
*	participating in their board and management meetings,
*	consulting with and advising their officers,
*	providing other organizational and financial guidance, and
* placing a representative on the Board of Directors or other governing body of each portfolio company.

Diversification

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and
certain other assets including cash and cash equivalents.   In order to
receive favorable pass-through tax treatment on any distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment
company.   However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-

diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue
Code.   Therefore, we will not receive favorable pass through tax treatment
on distributions to our shareholders.   In the future, we will seek to
increase the diversification of our portfolio so as to make it possible to
                                      -10-
meet the RIC diversification requirements, as described below.   We cannot
assure you, however, that we will ever be able to meet those requirements.

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

Competition

Our primary competitors to provide financing to target companies, including target companies in the alternative energy industry, will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially
greater financial and managerial resources than we will have.   We believe
that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

Financial information about geographic areas.

The Company has not engaged in any activities, and has no customers or portfolio investments, outside of the United States. As a BDC, our investment portfolio is limited to U.S. companies, although a portfolio company in which we invest may have operations in both the U.S. and outside the U.S.

                                      -11-
Item 1A.  Risk Factors.

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

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Portfolio Investment, other than the general limitation of the ratio between debt and equity imposed on all BDCs by the 1940 Act. Moreover, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an investment, or to provide funds for an additional infusion of capital into a Portfolio Company, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any

                                      -12-
borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Portfolio Company may have already incurred borrowings and, therefore, all the risks inherent thereto.

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in the alternative energy industry in which to concentrate its investment efforts. The directors and executive officers of the Company have had no contact or discussions with any entity or representatives of any entity regarding consummation of a Portfolio Investment. Accordingly, there is no basis to evaluate the possible merits or risks of a Portfolio Investment, and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk such as the alternative energy industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

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


                                     -13-


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

THE COMPANY IS AUTHORIZED TO ISSUE PREFERRED STOCK

 	The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of the date of this report, the Company has one million outstanding shares of Preferred Stock.

On February 26, 2006, the Board of Directors authorized the establishment of a Class A Convertible Preferred Stock, with one million shares authorized to be issued. A Designation of Preferences for the Class A Convertible Preferred Stock was filed with the Secretary of State of Nevada on February 27, 2006. The Board of Directors authorized the issuance of the 1 million shares to Enterprise Partners, LLC, our majority stockholder, in return for conversion of an outstanding liability in the amount of $60,000 owed to Enterprise
                                      -14-
Partners, LLC for initial seed capital for operations. On June 30, 2006, at our Annual Meeting of Shareholders, an Amended Certificate of Designations for the Class A Convertible Preferred Stock was approved by our public shareholders and the issue of those shares also was approved.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from CF Consulting, LLC., an independent consultant to the Company, for $450 per month commencing in February, 2006. This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2006.

                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2006, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

On January 19, 2007, the Company was notified that its common shares had been admitted for trading on the OTC Bulletin Board under the symbol UEEC. There has been only limited, sporadic trading activity to date.

(b) Holders. As of February 1, 2007, there were approximately 62 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. Although the Company has two authorized equity compensation plans approved by
                                      -15-
its shareholders in 1997, before it elected to be treated as a business development company, no stock options, grants, warrants or other awards have ever been made under the plans. The By-laws of the Company prohibit the grant or award of any such options, grants, warrants or other awards so long as the Company maintains its election to be treated as a business development company. Under the rules regulating a business development company under the Investment Company Act of 1940, the Company may not issue or award any such options, grants, warrants or other incentive compensation awards because it also has a capital gains based incentive in effect with its investment adviser, United EcoEnergy Advisers, LLC.

	The following table sets forth, as of the year ended December 31, 2006, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

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

Equity compensation plans
not approved by
security holders

NONE                      N/A                  N/A                 N/A
------------------------------------------------------------------------------
Total                     -0-

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2005 and had no income or assets during the period from its incorporation in 1997 through the end of 2005. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

During 2006, after the election to be treated as a BDC, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. The net loss, net loss per common share, net asset values, net asset value per common share, and related financial data as a BDC are included in the financial statements included in this report


                                     -16-
Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80 percent of net assets in alternative energy companies.

We intend to invest in companies in the alternative energy industry, including bio-fuel companies, most of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero.

As of December 31, 2006, we had not yet made any portfolio or other investments. However, we signed several letters of intent for acquisitions, subject to our obtaining funding. On February 6, 2007, we announced the signing of a binding letter of intent to acquire GEI Development, LLC and Solid Waste Properties, LLC, in exchange for 25,290,600 shares of our common stock. Subject to due diligence and the raising of an initial working capital amount of $2 million, we expect to close on these acquisitions on or before March 31, 2007. A copy of the binding letter of intent was attached to our report on Form 8-K, filed with the SEC on February 6, 2007.

Results of Operations

During the year ended December 31, 2006, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities.

William K. Mackey, our CEO, traveled extensively in pursuit of these objectives, meeting with numerous potential venture partners and portfolio investment companies. Mr. Mackey met with the principals of investment partners as well as potential portfolio companies in New York, Texas, Tennessee, Alabama, Georgia and parts of Florida during the year. These efforts resulted in either mutual understandings, non-binding letters of intent or proposed joint ventures. Also, management explored several potential technologies in both alternative energy and renewable fuels arena as possible investments. AS noted, we also negotiated a binding letter of intent to acquire GEI Development, LLC and Solid Waste Properties, LLC for 25,290,600 shares of our common stock, and are in the due diligence stage of that acquisition.

On the finance side, the Company submitted several proposals to its then investment banker, Lempert Brothers International USA. The Company has subsequently terminated that relationship for lack of performance and has demanded a return of the initial fee of $10,000. The Company also was introduced to several sources for debt side financing of potential acquisitions. The Company also initiated discussions with Access Energy for the purpose of financing various wind projects. These talks have progressed and will continue into the next fiscal year.

                                     -17-
The Company has reviewed numerous alternative energy technologies, including proprietary technologies of Woodland Chemical Systems, Pure Energy, Inc. and CTI Bio-fuels. The Company has signed non-disclosure agreements with all of these firms and with Emissions Technologies, Inc., in order to further explore the technologies and consider an investment.

United entered into a joint venture with Alternative Fuels LLC to explore converting biomass into ethanol. The Company also has exchanged non-binding letters of intent with SafeFuels, Inc. of Houston, Texas, Imperial Recovery of Houston, Texas, and Novis Energy of Atlanta, Georgia, with the goal of entering into definitive investment agreements with each of these companies.

Further, management continued to explore potential relationships or investments in ethanol, bio-diesel, biomass and wind opportunities from Venezuela (Mandioca Project), Minnesota (Gamasa Project), and Arkansas (Arkansas and Helens Projects).

The Company?s President meets with the Company?s Investment Advisor each Monday, Wednesday and Friday to review the current investment activities of the Company. Management believes that recent conversations matching business development opportunities and potential financings are moving toward several potential investment scenarios in the current fiscal year.

Besides exploring traditional sources of financings with its investment banker, management also has met with CRT LLC, Ardour Capital, Giordano Securities and others. The Company has attended conferences such as Value Rich and obtained various memberships in web news letters advising the Company on industry developments. Examples of these sites include HedgeFund.net, Renewable Energy Weekly and North American Wind Power.

Through the end of the fiscal year, the Company has expended over $190,000 in connection with its Business Development Company operations, and has entered into many financing agreements, investment banking agreements and letters of intent for acquisitions of portfolio companies.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management

Results of Operations

A comparison of the current annual results to the year ended December 31, 2005 is not meaningful, as we had not then made the election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2006 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged Lempert Brothers US in New York to assist us in raising not less
                                      -18-
than $10 million to enable us to continue with several pending letters of intent. In February, 2007, we terminated the relationship with Lempert Brothers for non-performance and have demanded a refund of the $10,000 initial Fee. We have also worked with a number of other underwriters, investment bankers, hedge funds and other sources of capital to raise the funds needed for our planned portfolio investments.


Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2006.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the year ended December 31, 2006.

Operating Expenses

Operating expenses are broken down as follows:

            Consulting expenses               $  173,120
             Rent                                  4,950
             Audit fees                            6,168
             Other expenses:
                Bank fees            $  155
                Filing fees             854
                Office supplies         575
                Postage and delivery    237
                Registered agent        295
                Transfer agent        4,566
                Miscellaneous           240
                                     ------
                                                   6,922
                                                 -------
   Total operating expense                       191,160

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a consulting agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $5,000, to William K. Mackey, our CEO, under his consulting agreement, to Lempert Brothers International ($10,000) and the balance to unaffiliated consultants. The specific breakdown of the consulting expenses for 2006 is as follows:

                                      -19-
          William K. Mackey          $ 90,000
          CF Consulting, LLC           60,000
          Lempert Brothers             10,000
          John Tristino                 5,000
          Stephen F. Seidow             8,120
                                     $173,120

The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including $6,188 in professional fees to our independent audit firm for audit services and $4,566 paid to our transfer agent for issuing of stock and related services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the year ended December 31, 2006 compared to $0 or the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then major shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on June 19, 2006, and accepted subscriptions for a total of 312,739 common shares, representing $92,366 in additional working capital. We generated no cash flows from operations during 2006. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2006, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

                                     -20-

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by William K. Mackey, our CEO and President and Robert Hipple, our Chief Financial Officer, as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Mackey and Mr. Hipple concluded that, as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

	There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2006 covered by this report, their ages and positions held in the Company, are listed below.

      Name   				 Age		     Position
Stephen  Siedow _1/		       56		Former Chief Executive
                                                Officer, President and
								Chief Financial Officer
William Mackey		             55         Chairman, CEO, Director
Adam Mayblum		             41         Director
William L. Sklar		             59         Director
Alec Hoke			             40         Director
John Paul DeVito		             50         Director

Robert Hipple		             62         Contract CFO

                                      -21-
1. Mr. Siedow resigned as an officer and director of the Company effective February 22, 2006.

BIOGRAPHICAL INFORMATION

William Mackey - Chief Executive Officer, Chairman and Director. Mr. Mackey, age 55, joined United EcoEnergy after thirty years of C level experience in both public and private companies. He began his career in the chemical process industry where he spent 21 years in various roles from sales & marketing, the laboratory from technician to Technical Director, as Plant Manager and various executive positions including President and Chairman of the Board. Mr. Mackey also has 10 years of public company experience acting as a Director, Chairman and CFO, President and CEO. He has managed multiple locations and hundreds of employees at a time during his tenure. His experience has allowed him to access the capital markets for both debt & equity, communicate his company's message to the investing public and close 22 M & A transactions. Mr. Mackey is also a managing director and one-third owner of United EcoEnergy Advisers, LLC, the Company investment adviser

Adam Mayblum, age 41, co-founded United EcoEnergy Advisors, LLC and is a principal and founder of Enterprise Partners, LLC, the former majority shareholder of the Company. Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management. Mr. Mayblum is also a managing director and one-third owner of United EcoEnergy Advisers, LLC, the Company investment adviser, and also serves as a director of American Development & Investment Fund, Inc., a BDC focused on markets other than alternative energy.

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

William L. Sklar has served as a consultant with Willmar Management Corp. since 1988. Since September 2004 Mr. Sklar has been the Chairman and a Director of PaperFree Medical Solutions, Inc., a company trading on the OTC BB. Since October 26, 2005 Mr. Sklar has been a director of Radiate Research a public company. From July 1983 to October 1988 Mr. Sklar was the owner of
Western Bag & Burlap a textile manufacturer.   Mr. Sklar, aged 59, holds a
Bachelor of Commerce from the University of Toronto.

                                      -22-
John DeVito is currently Director of Business Development for Bon-Trade Solutions, Inc., and has worked in the securities and investment banking industry for thirty years. He has served as COO of May Davis Group, Inc.; CEO of EastBrokers International, Inc., a broker Dealer specializing in emerging markets in Central and Eastern Europe; and Vice President of JB Oxford & Company, Inc. He has also worked with PaineWebber Incorporated and Smith Barney Harris Upham & Co. He holds a BA in Psychology from New York University and a Diploma in Financial Planning, also from New York University. He currently holds Series 4, 7, 24, 27, 54, 55, 63 and 65 licenses from the NASD, Inc.

Robert Hipple serves as Chief Financial Officer of the Company on a consulting basis through CF Consulting, LLC. Mr. Hipple is an attorney, former law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ) companies.
He also has extensive experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also serves as Chief Financial Officer for Neptune Industries, Inc., an OTC BB traded (NPDI) company in the aquaculture business based in Boca Raton, Florida, again on a contract consulting basis, and as Interim CEO and CFO of American development & Investment Fund, Inc., a public reporting, but non-trading business development company in which Enterprise Partners, LLC, former majority shareholder of the Company, is also the majority shareholder.

POTENTIAL CONFLICTS OF INTEREST

	For all periods subsequent to the Company election to operate as a BDC on February 28, 2006, the Company is required to and will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act. The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers. The Company is not aware of any conflicts of interest, actual or potential, between its intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director. There are no known interlocking directorships among the officers or directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required. No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in April, 2007.

SIGNIFICANT EMPLOYEES

None, other than the two officers of the Company listed above, who act as Officers pursuant to consulting agreements.

COMMITTEES AND BOARD MEETINGS

The Company has adopted charters for its Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee,
                                      -23-
which it submitted for approval by its shareholders at the Annual Meeting of Shareholders, held on June 30, 2006. Following approval of the charters, members of the Board of Directors elected at the Annual Meeting were appointed to each of the Committees, as follows:

AUDIT COMMITTEE

The Audit Committee is made up entirely of independent, non-affiliated Directors William L. Sklar, Alec Hoke and John Paul DeVito. The Company has identified William L. Sklar, an independent director, as its Audit Committee Financial Expert by virtue of his background and experience. Mr. Sklar serves as Chair of the Audit Committee of the Company.

COMPENSATION COMMITTEE

The Compensation Committee is made up entirely of independent, non-interested Directors William L. Sklar, Alec Hoke and John Paul DeVito. Mr. Sklar also serves as Chairman of the Compensation Committee.

GOVERNANCE AND NOMINATING COMMITTEE

The Governance and Nominating Committee is made up of Mr. Mackey, who serves as the Chair, Mr. Sklar and Mr. Hoke.

INVESTMENTCOMMITTEE

The Investment Committee is made up of Mr. Mayblum, who serves as Chair, Mr. Hoke and Mr. DeVito

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

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2006 and 2005 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Mackey, as President and CEO, and Mr. Hipple, as CFO, serve in those capacities on a contract basis,

                                     -24-
through consulting agreements, Mr. Mackey through a direct agreement and Mr. Hipple through a consulting agreement with CF Consulting, LLC. The Company has paid Mr. Mackey a total of $90,000 in 2006 through this consulting arrangement and has paid CF Consulting, LLC a total of $60,000 in consulting fees under its agreement in 2006. The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2006 and 2005 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

	The Company currently has in place an employee stock compensation plan and compensatory stock option plan. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

	The following table sets forth information concerning the compensation of the Company Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended
December 31, 2006, 2005 and 2004.

						   Long-Term Compensation
				 Annual Compensation  	          Awards          	Payouts
                       -------------------------------------------------------------------------
  (a)		    (b)	     (c)     (d)    (e)     (f)	       (g)	     (h)	  (i)
									          Securities	  All
  Name and					    Restricted    Underlying	    ($)	        Other
  Principal	            ($)     ($)     ($)     Stock	     Options       LTIP       Compen-
  Position 	   Year   Salary    Bonus  Other  Awards($)	    & SARs(#)	  Payouts     sation($)
--------------------------------------------------------------------------------------------------
Stephen M. Siedow  2006   $ -0-    None	8,120     None	        None	        None	 $ -0-
 Former Chairman,  2005   $ -0-    None	 None	  None		 None	        None	 $ -0-
 President/CFO	    2004   $ -0-    None	 None	  None		 None	        None	 $ -0-

William K. Mackey  2006   $ -0-    None     90,000     None         None          None    $ -0-
Chairman, CEO      2005     NA      NA         NA      NA              NA           NA       NA
President          2004     NA      NA         NA      NA              NA           NA       NA

Robert Hipple      2006   $ -0-    None       None    None           None          None    $ -0-
CFO                2005     NA      NA         NA      NA              NA           NA       NA
                   2004     NA      NA         NA      NA              NA           NA       NA

Mr. Mackey is due the sum of $7,500 per month under a consulting agreement with the Company.
This amount has been paid during 2006 by Enterprise Partners, LLC and is reflected as
$90,000 due affiliate on the Company?s books. Mr. Hipple is employed by CF Consulting LLC which has a consulting agreement with the Company to provide various services for an amount equal to $5,000 per month in 2006.  Mr. Hipple is not paid any amounts directly or indirectly by the Company.

                                     -25-
OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2006, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2006.

EMPLOYEE STOCK COMPENSATION PLAN

	The Company adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the ESC Plan). The Company reserved a maximum of 1,000,000 common shares to be issued upon any grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan is administered by the Compensation Committee of the Board of Directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan, and the By-laws of the Company prohibit the issue of any such awards So long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC. The Company currently maintains an investment adviser agreement with United EcoEnergy Advisers, LLC containing such a compensation arrangement.

COMPENSATORY STOCK OPTION PLAN

	The Company adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the CSO Plan). The Company has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options are granted under the CSO Plan at exercise prices be determined by the Compensation Committee of the Board of Directors.
With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will is administered by the Compensation Committee of the Board of Directors. No options have been granted or currently are anticipated to be granted under the CSO Plan and the By-laws of the Company prohibit the issue of any such awards So long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC. The Company currently maintains an investment adviser agreement with United EcoEnergy Advisers, LLC containing such a compensation arrangement.


COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors

                                      -26-
or as members of any committee of directors. Any compensation to directors will be determined and approved by the Company Compensation Committee.

EMPLOYMENT CONTRACTS

	No person has entered into any employment or similar contract with the Company, other than the two consulting agreements already discussed with Mr. Mackey and with CF Consulting, LLC. It is anticipated that the Company may enter into employment or similar contracts in connection with its activities as a BDC, and any such contracts will be approved by the independent Compensation Committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

	The following table sets forth, as of the end of the reporting period covered by this report, and as of the date of this report, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class
------------------------------------------------------------------------------
William Mackey		  Chairman, CEO	    8,430,000              29.3
9632 NW 7th Circle	     Director
#1724
Plantation, FL 33324

Adam Mayblum		   Director(1)	   7,830,000               26.3
50 Andrew Lane
New Rochelle, NY 10804

William L. Sklar		   Director		      20,000	           --
513 Roselawn Avenue
Toronto, Canada M5N 1K2

Alec Hoke			   Director			20,000		     --
721 Carriage Hill Lane
Boca Raton, FL  33486

John Paul DeVito		   Director			20,000		     --
1201 Hardscrabble Road
Chappaqua, NY 10514


                                     -27-

Robert Hipple		   CFO			20,000		     --
412 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		        16,340,000               56.6
 as a group (6 persons)
-----------------------------------------------------------------------------
Enterprise Partners, LLC (2)			   1,567,700		    5.4
50 Andrew Lane
New Rochelle, NY 10804

Patrick Donelan(3)                           8,030,000               27.9
3570 Lakeview Drive
Delray Beach, FL 33445

(1)	Adam Mayblum is a 50 percent owner of Enterprise Partners, LLC, which owns 1,567,000 shares off common stock and therefore may be considered the beneficial owner of an additional 783,500 common shares. Mr. Mayblum also is the custodian of 600,000 shares held for the benefit of his three minor children and therefore may be considered the beneficial owner of those shares.
(2) Enterprise Partners, LLC also is the holder of 268,481 Series A Convertible Preferred shares, convertible into a maximum of 4,027,500 Common shares.
(3) Patrick Donelan is a 50 percent owner of Enterprise Partners, LLC, which owns 1,567,000 shares off common stock and therefore may be considered the beneficial owner of an additional 783,500 common shares. Mr. Mayblum also is the custodian of 400,000 shares held for the benefit of his two minor children and therefore may be considered the beneficial owner of those shares.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $15,500 and $3,500 for services performed by the then Company president and for expenses paid by the then president on behalf of the Company. The Company had a payable to its then president in the amount of $21,880 and $4,783 at December 31, 2005 and 2004, respectively. This payable was retired on February 22, 2006 from funds advanced by Enterprise Partners, LLC to the Company totaling $60,000. Those funds were re-paid by the issue of 1 million shares of Series A Convertible Preferred Stock to Enterprise Partners, LLC.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2006 or 2005. Mr. Mackey, the Company President and CEO, received a total of $90,000 in consulting fees from the Company in 2006, and CF Consulting, LLC, through which Mr. Hipple serves as CFO, received a total of $60.000 in consulting fees during 2006. CF Consulting, LLC also received payments totaling $4,950 rent for office space and serves under a sub-lease agreement, at the rate of $450 per month. There were no other transactions, or series of transactions, for the years ended December 31, 2006 or 2005, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five

                                      -28-
percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

The Company has entered into an investment advisory agreement with United EcoEnergy Advisors, LLC, which is owned equally by Adam Mayblum, Patrick
Donelan and William Mackey.  	Under the terms of the Agreement, the Advisor
will provide investment advice and assistance to the Company with respect to locating, reviewing and investing in suitable portfolio investments by the Company recommended by the Investment Committee and will assist the Investment Committee in determining the value of its portfolio investments from time to time as required for reporting purposes.

      The Company has agreed to pay, and the Advisor has agreed to accept, as compensation for the services to be provided by the Advisor, a base management fee (Base Management Fee) and an incentive fee (Incentive Fee).

     (a) Base Management Fee.

          (i) For services rendered during the period from the effective date of the election under Section 54(a) of the 1940 Act (the Effective Date) through the end of the reported second full fiscal quarter of the Company thereafter, the Base Management Fee is payable monthly in advance, and is calculated at an annual rate of 2.00% of the value of the total assets of the Company, less the cash proceeds and cash equivalent investments from equity investors that are not invested in debt or equity securities of portfolio companies in accordance with the investment objectives of the Company (the Gross Invested Assets), valued as of the end of each preceding month during the period.
         (ii) For services rendered after the end of the reported second full fiscal quarter of the Company following the Effective Date, the Base Management Fee is payable quarterly in arrears, and is calculated at an annual rate of 2.00% of the average value of the total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings (the Gross Assets), valued as of the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.
          (iii) Base Management Fees payable for any partial month or quarter will be appropriately prorated.

     (b) The Incentive Fee consists of two parts, as follows:
          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a

                                      -29-
deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-
Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds
2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
          (ii) The second part of the Incentive Fee (the
Capital Gains Fee) will be determined and payable in arrears as of the end of each fiscal year (or upon termination of this Agreement as set forth below), commencing on March 31, 2009, and will equal 20.0% of the realized capital gains of the Company for the 2008 calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the Capital Gains Fee determined as of March 31, 2009 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period ending
March 31, 2009. The amount of capital gains used to determine the Capital Gains Fee shall be calculated at the end of each applicable year by subtracting the sum of the Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation of the Company from the Cumulative Aggregate Realized Capital Gains. If this number is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of any Capital Gains Fees paid in all prior years. In the event that the Agreement terminates as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

	A copy of the Amended Investment Advisor Agreement with United EcoEnergy Advisors LLC is attached to the Proxy Statement filed with the SECD on June 19, 2006 as Appendix C



                                      -30-
Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $6,168 and $1,250, respectively.

AUDIT RELATED FEES

	None

TAX FEES
	None

ALL OTHER FEES
	None

PRE-APPROVAL POLICIES AND PROCEDURES

	The Company Board of Director policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up top one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the Audit Committee of the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee of the Board of Directors may also pre-approve particular services in a case-by-case basis. For all periods after the Company election to be treated as a BDC, all of these functions are undertaken by the independent Audit Committee.

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules.

	The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. Any references to the "the Company" means
United EcoEnergy Corp. and its predecessor by name change, MSN Eagle Equity Group III, Inc.
                                                                      Reference
1A.1  Amended Designation of Preferences for Series A Convertible
      Preferred Stock........................................................ 1

                                      -31-
3.1	Certificate of Incorporation of the Company as filed with the
	Nevada Secretary of State on February 28, 1997 ........................	2

3.1.1	Amendment of the Certificate of Incorporation to change corporate
      name to United EcoEnergy Corp..........................................	1

      Amended Investment Advisory Agreement ................................. 1

3.4	Bylaws of the Company .................................................	3

4.1	Specimen common stock certificate......................................	2

10.1	1997 Compensatory Stock Option Plan of the Company.....................	2

10.2	1997 Employee Stock Compensation Plan of the Company...................	2

14    Code of Ethics......................................................... 1


31    Certification of the Chief Executive Officer filed pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002..........................	1

32    Certification of the Chief Executive Officer and Chief Financial
      Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002 ......................	1

Reference
1     Filed as an Exhibit to the Proxy Statement dated June 19, 2006
2 Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.
3     Filed herewith as an exhibit.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2006 and 2005....................   F-2
	Statements of Operations for the years ended December 31, 2006
          and 2005.......................................................   F-3
	Statements of Changes in Stockholders' Deficit for the years
	    ended December 31, 2006 and 2005...............................   F-4
	Statements of Cash Flows for the years ended December 31, 2006 and
          2005...........................................................   F-5
	Notes to Financial Statements .....................................   F-6













                                      -32-


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

To the Board of Directors and
Stockholders of United EcoEnergy Corp.

We have audited the accompanying balance sheets of United EcoEnergy Corp. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United EcoEnergy Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ Berman Hopkins Wright & LaHam, CPAs & Associates, LLP


March 10, 2007
Winter Park, Florida












                                     F-1
                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2006	              2005
                                            --------------- -----------------
Assets:
  Cash and cash equivalents               $        24,169       $          -
  Due from affiliate                                6,800                  -
  Rent deposit                                        972                  -
                                              -----------       ------------
Total Current Assets                               31,941                  -
  Other Assets:
    Investments in Portfolio Companies                  -                  -
                                              -----------       ------------
Total Assets                              $        31,941                  -
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $         2,666        $         -
    Due to affiliate                               90,000                  -
    Due to officer/stockholder                          -             21,880
                                               ----------       ------------
     Total Short term Liabilities                  92,666             21,880
    Long term Liabilities:                             -                  -
                                               ----------       ------------
Total Liabilities                                  92,666             21,880
                                               -----------      ------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 28,781,639 shares at
    December 31, 2006 and 28,468,900 at
    December 31, 2005                              28,782               285
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    December 31, 2006 and December 31, 2005,
    respectively                                    1,000                  -
  Additional paid-in capital                      126,742              3,924
  Accumulated deficit                            (217,249)           (26,089)
                                               -----------       ------------
  Total Stockholder (Deficit):                    (60,725)           (21,880)
                                               -----------       ------------
  Total Liabilities and
    Stockholders? (Deficit):                 $     31,941       $          -
                                                ==========       ===========
Net Asset value per common share             $   (0.00211)      $  (0.00077)



The accompanying notes are an integral part of these financial statements.

                                     F-2


                              UNITED ECOENERGY CORP.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2006

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




                                      F-3
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                                   For the years ended December 31,
                                       2006              2005
                                    ----------        ----------
Investment income:
  Interest income                 $          -        $          -
  Dividend income                            -                   -
  Other income                               -                   -
                                    ----------          ----------
Total income                                 -                   -
Operating expenses:
   Investment advisory fees
      Base fee                               -                   -
      Incentive fee                          -                   -
Capital gains fee                            -                   -
                                     ----------         ----------
   Total investment
      advisory fees                          -                   -
   General & administrative:
      Consulting expenses              173,120              12,500
      Rent expense                       4,950                   -
      Professional fees                  6,168               1,250
      Transfer agent                     4,566                   -
      Other expenses                     2,356               1,751
                                     ----------          ----------
Total operating costs                  191,160              15,501
                                      ----------         ----------
Net investment loss                   (191,160)            (15,501)
                                      ----------         ----------
Net realized income from
   disposal of investments                   -                    -
Net unrealized appreciation
   in investments                            -                    -
                                      ----------         ----------
Net decrease in stockholders?
   equity resulting from
   operations                        $(191,160)            $(15,501)
                                     ===========         ===========
Basic and diluted net decrease
   in stockholders? equity per
   common share resulting from
   operations                        $ (0.0067)          $  (0.0003)
                                      ===========         ==========
Weighted number of common shares
   outstanding-basic                  28,615,252          52,094,300
                                      ===========         ==========
Weighted number of common shares
    outstanding-diluted               41,725,428          52,094,300
                                      ===========         ==========

The accompanying notes are an integral part of these financial statements.
                                      F-4
                         UNITED ECOENERGY CORP.
              STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY
                          FOR THE YEARS ENDED
                      DECEMBER 31, 2006 AND 2005

                                                              Additional
                              Shares            Par Value      Paid-in
Accumulated
                       Common    Preferred Common    Preferred  Capital
Deficit  Total
                      --------- --------- ---------  ---------  --------   -----
---  --------
Balance at
  December 31, 2004   647,584        -   $     648      -    $  4,287
$(10,588)  $( 5,653)
Share repurchase     (362,895)       -        (363)     -        (363)
-       (726)
Net loss                    -        -           -      -           -
(15,501)   (15,501)
                    ----------- --------- ---------  --------  --------  -------
--   --------
Balance at
  December 31, 2005    284,689       -         285       -       3,924
(26,089)   (21,880)
                    =========== ========= =========  =========  ========
=========  ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)
-          -
Issuance of
  convertible
  preferred stock            - 1,000,000         -      1,000   59,000
-      60,000
Issuance of common     177,600       -         178       -      44,222
-      44,400
Issuance of common      40,600       -          41       -      10,059
-      10,100
Issuance of common      94,539       -          94       -      37,721
-      37,815
Net loss                     -       -           -       -           -
(191,160)  (191,160)
                    ---------- --------- ---------    ------- ---------   ------
---  ---------
Balance at
  December 31, 2006 28,781,639 1,000,000 $  28,782   $  1,000 $126,742
$(217,249) $ (60,725)
















                                    F-5
                         UNITED ECOENERGY CORP.
                        STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2006 and 2005

                                             For the years ended
                                       December 31, 2006    December 31, 2005
                                        -----------------   ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (191,160)     $     (15,501)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash (used) provided
    by operating activities:
    Decrease in accounts payable               (19,214)             (870)
    Due to affiliate                            90,000             17,097
    Deposits                                      (972)                 -
    Due from affiliate                          (6,800)                 -
                                            -----------         ---------
Net cash (used)provided
    by operating activities                   (128,146)               726
                                            -----------         ---------
Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                       60,000                  -
Net proceeds from issuance of common
    stock                                       92,315                  -
Repurchase of common stock                           -               (726)
                                            -----------         ----------
Net cash provided (used) by financing
    activities                                 152,315               (726)
                                            -----------         ----------
Net increase in cash                            24,169                  -
Cash, beginning of period                            -                  -
                                            -----------          ---------
Cash, end of period                       $     24,169        $         -
                                            ===========         ==========









The accompanying notes are an integral part of these financial statements.



                                      F-6
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 1. Organization and Financial Statement Presentation

United EcoEnergy Corp. (United EcoEnergy or Company), a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in February 2006. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company was no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

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

The Company intends to focus primarily on investments in alternative energy companies, including bio-fuel companies, and expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in these companies. At December 31, 2006, the Company had no net assets invested in alternative energy companies but has signed letters of intent to acquire portfolio investments, subject to funding. The Company expects to concentrate on making investments in alternative energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $55.0 million. In most cases, these companies will be privately held or have thinly traded public equity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the instructions to Form 10-K, including Regulation S-X. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2006)(the Audit Guide).

                                      F-7

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 1. Organization and Financial Statement Presentation (continued)

Information presented for the period ended December 31, 2005 has been restated To conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until February, 2006. Management considers this restatement to be a change in classification and not a change in accounting. Retrospective application has been given to prior periods in accordance with SFAS No. 154.

In February, 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.

On June 30, 2006, the Company accepted subscriptions for 177,600 common shares under a Regulation E, 1-E exemption offering, for a total of $44,400. Of the total amount subscribed, $34,650 was received on June 30, 2006 and the balance of $9,750 was reported as a subscription receivable at June 30, 2006. This balance was collected during July, 2006. On August 13, 2006, the Company accepted additional subscriptions for 40,600 common shares under the 1-E offering, for a total of $10,150, all of which was received by check or wire transfer from the subscribers. On August 22, 2006, the Company accepted subscriptions for 94,539 common shares under the 1-E offering, for a total of $37,815, which was received by wire transfer. As a result, 28,781,639 common shares were outstanding as of September 30, 2006.

No common shares were issued during the quarter ending December 31, 2006.

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

The following are significant accounting policies consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A thereof:

Investments:

(a) Security transactions are recorded on a trade-date basis.








                                      F-8
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 2. Significant Accounting Policies (continued)

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

Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.
                                      F-9
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 2. Significant Accounting Policies (continued)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At December 31, 2006, the Company has approximately $217,249 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2006, the Company did not have any consolidated subsidiaries.




                                      F-10
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 2. Significant Accounting Policies (continued)

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

Note 4. Related Party Agreements and Transactions.

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

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base

                                      F-11
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 4. Related Party Agreements and Transactions (continued)

management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Company?s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly. The Amended Investment Advisory Agreement was submitted to the shareholders of the Company for approval at the Annual Meeting of shareholders held on June 30, 2006. The common shareholders, other than Enterprise Partners which abstained, unanimously approved the Amended Investment Advisory Agreement and the appointment of United EcoEnergy Advisers, LLC as the investment adviser for the Company at the Annual Meeting

No investment advisory fees have been accrued for the year ended December 31, 2006.

On April 1, 2006, the Company entered into a Consulting Agreement with William Mackey, the President and CEO, to cover his services until such time as the Company completes its first portfolio investment in the alternative energy and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey is entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. These amounts are accrued as Amounts Due to Officer. On April 10, 2006, Enterprise Partners advanced the $22,500 for the sign-on bonus to Mr. Mackey, and that amount was reflected as an Amount
Due to Affiliate of $22,500 on the accompanying financial statements. As of December 31, 2006, Enterprise Partners paid the additional accrued amounts due to Mr. Mackey and the total accrued balance at December 31, 2006 of $ 90,000 are reflected as accrued amounts Due to affiliate. The amounts due are non-interest bearing and payable on demand.

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

                                      F-12
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 5.    Stockholders? Equity.

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2005 to December 31, 2006:

                                                              Additional
                              Shares            Par Value      Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit  Total
                      --------- --------- ---------  ---------  --------   --------  --------
Balance at
  December 31, 2005    284,689       -   $     285  $    -    $  3,924    $(26,089) $(21,880)
                    =========== ========= =========  =========  ========  =========  ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)         -          -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000          -      60,000
Issuance of common     177,600       -         178       -      44,222          -      44,400
Issuance of common      40,600       -          41       -      10,059          -      10,100
Issuance of common      94,539       -          94       -      37,721          -      37,815
Net loss                     -       -           -       -           -    (191,160)  (191,160)
                    ----------- --------- ---------  ---------  --------   --------- ---------
Balance at
  December 31, 2006 28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(217,249) $ (60,725)

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

As a result of these offerings, there were 28,781,639 common shares issued as of December 31, 2006.

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



                                      F-13
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 5.    Stockholders? Equity (continued)

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

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2006 and December 31, 2005:

                            CHANGES IN NET ASSET VALUE
                                                 For the years ended
                                        December 31, 2006  December 31, 2005
                                        ----------------   -----------------
Net asset value at
    beginning of period (1)             $    (0.00077)   $    (0.00021)
Proceeds from preferred stock                 0.00209              -
Proceeds from common stock                    0.00321              -
Net investment income                        (0.00664)        (0.00056)
Net unrealized appreciation                         -                 -
                                         -------------     --------------
Net asset value, end of period (2)      $   (0.00211)    $    (0.00077)

 (1) Financial highlights as of December 31, 2006 and December 31, 2005 are based on 28,781,639 and 28,468,900 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 43,781,639 shares outstanding as of December 31, 2006, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of February, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.



                                      F-14

SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 13, 2007
							United EcoEnergy Corp.

							/s/ William K. Mackey
					    By....................................
						William K. Mackey, Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ William K. Mackey
............................ Director, Chief Executive	      March 13, 2007
	 William K. Mackey    Officer, and Chairman

     /s/  William L. Sklar
............................   Director	            	March 13, 2007
	 William L. Sklar

    /s/  Adam Mayblum		Director				March 13, 2007
............................
	 Adam Mayblum

     /s/  Alec Hoke       	Director				March 13, 2007
............................
       Alec Hoke

     /s/  John Paul DeVito	Director				March 13, 2007
............................
	 John Paul DeVito














                                      -33-