Form 10-Q
period 2007-03-31
United EcoEnergy Corp.
filed 2007-05-14
CIK 1096938

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2007

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 1, 2007, was 28,781,639 shares.












                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2007 and December 31, 2006                 F-1
Schedule of Investments as of March 31, 2007                              F-2
Statements of Operations for the three-month periods
 ended March 31, 2007 and 2006                                            F-3
Statements of Cash Flows for the three-month periods ended
    March 31, 2007 and 2006                                               F-4
Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         8

Item 4.  Controls and Procedures                                            9

PART II.  OTHER INFORMATION                                                10

Item 1.  Legal Proceedings                                                 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       10

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  12


         Signatures                                                        12


















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                           March 31, 2007     December 31, 2006
                                             (unaudited)
                                            ---------------    -----------------
Assets:
Cash and cash equivalents                 $        48,303       $     24,169
Due from affiliate                                 11,800              6,800
Rent deposit                                          972                972
                                              ------------       ------------
Total Current Assets                               61,075             31,941
Other Assets:
Investments in Portfolio Companies                      -                  -
                                              ------------       ------------
Total Assets                              $        61,075             31,941
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $         7,950        $     2,666
Due to affiliate                                  112,500             90,000
    Short term loans                               80,000                  -
                                               ------------      ------------
     Total current liabilities                    200,450             92,666
    Long term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                 200,450             92,666
                                               ------------     -------------
Commitments and contingencies

Stockholders  Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 28,781,639 shares at
    March 31, 2007 and December 31, 2006           28,782             28,782
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares at March 31,
    2007 and December 31, 2006.                     1,000              1,000
  Additional paid-in capital                      126,742            126,742
  Accumulated deficit                            (295,899)          (217,249)
                                                ------------     ------------
  Total Stockholders  Equity (Deficit):           (139,375)           (60,725)
                                                ------------     ------------
  Total Liabilities and
    Stockholders  Equity (Deficit):          $      61,075       $     31,941
                                                ============     ============
Net Asset value per common share             $    (0.00484)      $  (0.00211)



The accompanying notes are an integral part of these financial statements.

                                     F-1

                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2007

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




                                     F-2
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                                     For the three months ended
                                March 31, 2007              March 31, 2006
                                  (unaudited)                 (unaudited)
                                --------------              --------------
 Investment income:
  Interest income                 $       -                     $       -
  Dividend income                         -                             -
  Other income                            -                             -
                                    ----------                  ----------
Total income                              -                             -
Operating expenses:
   Investment advisory fees
      Base fee                            -                             -
      Incentive fee                       -                             -
      Capital gains fee                   -                             -
                                    ----------                  ----------
   Total investment
      advisory fees                       -                             -
   General & administrative:
      Consulting expenses             75,000                       18 458
      Rent expense                     1,800                            -
      Professional fees                   -                         2,500
      Other expenses                   1,850                            -

                                    ----------                   ---------
Total operating costs                 78,650                       20,958
                                    ----------                   ---------
Net investment loss                  (78,650)                     (20,958)
                                    ----------                   ---------
Net realized income from
   disposal of investments                -                             -
Net unrealized appreciation
   in investments                         -                             -
                                    ----------                   ---------
Net decrease in stockholders
   equity resulting from
   operations                    $  (78,650)                    $ (20,958)
                                    ==========                   ==========
Basic and diluted net decrease
   in stockholders equity per
   common share resulting from
   operations                    $  (0.0027)                    $ (0.0007)
                                    ==========                   ==========
Weighted number of common
  shares outstanding-basic          28,781,639     		     28,468,900
                                    ==========                   ==========
Weighted number of common
  shares outstanding-diluted        43,781,639                   35,968,900
                                    ==========                   ==========

The accompanying notes are an integral part of these financial statements.

                       UNITED ECOENERGY CORP.
                       STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED
                      MARCH 31, 2007 and 2006
                             (unaudited)

                                             For the three months ended
                                          March 31, 2007     March 31, 2006
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders  equity
    from operations                      $     (78,650)     $     (20,958)
Adjustments to reconcile net decrease
    in stockholders  equity from
    operations to net cash provided
    (used) in operating activities:

    Increase in accounts payable                 5,284              1,275
    Increase in amounts due
         to affiliate                           22,500                  -
    Increase in amounts due
        from affiliate                          (5,000)                 -
    (Decrease) in amounts due to stockholder         -            (21,880)
                                             ------------        -----------
Net cash provided (used)
    in operating activities                    (55,866)           (41,563)

Cash flows from financing activities:
Net proceeds from issuance of preferred
    stock                                            -             60,000
Net proceeds from issuance of short-
    term debt                                   80,000                  -
                                             ------------         -----------
Net cash provided by financing
    activities                                  80,000             60,000
                                            ------------         -----------
Net increase in cash                            24,134             18,437
Cash, beginning of period                       24,169                  -
                                            ------------          -----------
Cash, end of period                       $     48,303        $    18,437
                                            ============          ===========






The accompanying notes are an integral part of these financial statements.

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 1. Organization and Interim Financial Statements

United EcoEnergy Corp. (United EcoEnergy or the Company), a Nevada corporation, was organized in February, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in February 2006. Prior to the election to be treated as a BDC, the Company ad been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company is no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

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

The Company intends to focus primarily on investments in alternative energy companies, including bio-fuel companies, and expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in these companies. At March 31, 2007, the Company had no net assets invested in alternative energy companies but has signed letters of intent to acquire portfolio investments, subject to funding. The Company expects to concentrate on making investments in alternative energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $55.0 million. In most cases, these companies will be privately held or have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2006. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2006)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

In March, 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.
On June 30, 2006, the Company accepted subscriptions for 177,600 common shares under a Regulation E, 1-E exemption offering, for a total of $44,400. Of the total amount subscribed, $34,650 was received on June 30, 2006 and the balance of $9,750 was reported as a subscription receivable at June 30, 2006. This balance was collected during July, 2006. On August 13, 2006, the Company accepted additional subscriptions for 40,600 common shares under the 1-E offering, for a total of $10,150, all of which was received by check or wire transfer for the subscribers. On August 22, 2006, the Company accepted subscriptions for 94,539 common shares under the 1-E offering, for a total of $37,815, which was received by wire transfer. As a result, 28,781,639 common shares were outstanding as of March 31, 2007.

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

The following are significant accounting policies consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix
A:

Investments:

(a) Security transactions are recorded on a trade-date basis.

                            UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

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

(3) It is expected that most of the investments in the Company s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At March 31, 2007, the Company has approximately $295,899 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

approved by the board of directors each quarter and will be generally based upon managements estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2007, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. GFIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the more likely than not recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for the 2008 fiscal year of the Company. The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 3. Portfolio Investments (Continued)

lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will provide investment advisory services to the Company. United EcoEnergy Advisors, LLC is owned equally by William K. Mackey, Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our majority Common Stockholder and the holder of our Series A Convertible Preferred shares at the end of the quarter. Mr. Mayblum also serves as a director of the Company and Mr. Mackey is a director and our Chief Executive Officer.

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

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly. The Amended Investment Advisory Agreement was submitted to The shareholders of the Company for approval at the Annual Meeting of shareholders held on March 31, 2007. The common shareholders, other than Enterprise Partners which abstained, unanimously approved the Amended Investment Advisory Agreement and the appointment of United EcoEnergy Advisers, LLC as the investment adviser for the Company at the Annual Meeting

No investment advisory fees have been accrued for the quarter ended March 31, 2007.

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

On April 1, 2006, the Company entered into a Consulting Agreement with
William Mackey, the President and CEO, to cover his services until such time as the Company completes its first portfolio investment in the alternative energy and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey is entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. Enterprise Partners has paid the accrued amounts due to Mr. Mackey and the total accrued balance at March 31, 2007 of $112,500 is reflected as accrued amounts Due to affiliate. The amounts due are non-interest bearing and payable on demand. Amounts due from affiliate totaling $11,800 at March 31, 2007 represent short-term, non-interest bearing advances to an affiliated company.

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

Note 5.    Stockholders  Equity.

The Company issued no common or preferred shares in the quarter ended March 31, 2007. The Company Form 10-K report for the year ended December 31, 2006 contains a table setting forth all of the shares of common and preferred stock issued from inception through December 31, 2006.

As a result, there were 28,781,639 common shares issued as of March 31, 2007 And December 31, 2006.

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

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the

                                   F-11
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 5.    Stockholders  Equity (Continued(.

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

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2007 and for the twelve months ended December 31, 2006:

                                       CHANGES IN NET ASSET VALUE
                                        For the           For the
                                     three months       twelve months
                                        ended              ended
                                     March 31, 2007   December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00211)   $    (0.00077)
Proceeds from preferred stock                -            0.00209
Proceeds from common stock                   -            0.00321
Net investment income                   (0.00273)        (0.00664)
Net unrealized appreciation                  -                -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00484)   $    (0.00211)

(1) Financial highlights as of March 31, 2007 and December 31, 2006 are based on 28,781,639 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 43,781,639 shares outstanding as of March 31, 2007, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of February, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.  OTHER MATTERS.

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the
                                   F-12
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 7.  OTHER MATTERS (Continued)

rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years.

The borrowed funds are intended for use as general working capital for the Company.
































                                     F-12





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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2006.

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

The Common shares of the Company did not then trade on an over-the-counter market or exchange; however, based on the total acquisition price of the Common
                                   -4-
shares purchased from our former sole shareholder in February, 2006, the shares were purchased for the equivalent of $0.0006 per share in an arms length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for a holder of the Series A Preferred Stock to realize a conversion value in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 7 times, to $0.0042 per share, either as a result of acquisitions or operations of the Company, or from a subsequent offering of shares by the Company.

In January, 2007, our common shares were admitted for quotation on the OTC Bulletin Board under the symbol UEEC.

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

As of March 31, 2007, we had not yet made any portfolio or other investments. However, we have signed several letters of intent for such acquisitions, subject to our obtaining funding, and we have also entered into an investment banking arrangement with Lempert Brothers US, in New York.

Operating Activities

During the quarter ended March 31, 2007, the Company continued with the considerable efforts it has expended in the first half of the year to carry

                                     -5-
out its business plan as a Business Development Company. These efforts included both business development and financing activities.
William K. Mackey, our CEO, traveled extensively during the Quarter in pursuit of these objectives, meeting with numerous potential venture partners and portfolio investment companies. Mr. Mackey met with the principals of investment partners as well as potential portfolio companies in New
York, Texas, Tennessee, Alabama, Georgia and parts of Florida during the Quarter. These efforts resulted in either mutual understandings, non-binding letters of intent or proposed joint ventures. Also, management explored several potential technologies in both alternative energy and renewable fuels arena as possible investments.

The Company has reviewed numerous alternative energy technologies, including proprietary technologies of Woodland Chemical Systems, Pure Energy, Inc. and CTI Biofuels. The Company has signed non-disclosure agreements with all of these firms and with Emissions Technologies, Inc., in order to further explore the technologies and consider an investment.

As of December 31, 2006, we had not yet made any portfolio or other investments. However, we signed several letters of intent for acquisitions, subject to our obtaining funding. On February 6, 2007, we announced the signing of a binding letter of intent to acquire GEI Development, LLC and Solid Waste Properties, LLC, in exchange for 25,290,600 shares of our common stock. Subject to due diligence and the raising of an initial working capital amount of $2 million, we expect to close on these acquisitions on or before May 31, 2007. A copy of the binding letter of intent was attached to our report on Form 8-K, filed with the SEC on February 6, 2007.

The Company s management meets with the Company s Investment Advisor each Monday, Wednesday and Friday to review the current activities of the Company. Management believes that recent conversations matching business development opportunities and potential financings are moving toward several potential investment scenarios in the Fourth Quarter.

Besides exploring traditional sources of financings, management also has met with CRT LLC, Ardour Capital, Giordano Securities and others. The Company has attended conferences such as Value Rich and obtained various memberships in web news letters advising the Company on industry developments. Examples of these sites would be HedgeFund.net, Renewable Energy Weekly and North American Wind Power.

Through the end of the First Quarter of 2007, the Company has expended over $239,000 in connection with its Business Development Company activities.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

For the quarter ended March 31, 2007, we incurred consulting expenses of $75,000, rent expense of $1,800 and other expenses totaling $1,850, compared to consulting expenses of $18,458 and professional fee expenses of $2,500 for the quarter ended March 31, 2006. Our total expenses were $78,650
                                    -6-
and $20,958, respectively for the quarters ended March 31, 2007 and 2006.
We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

We previously engaged Lempert Brothers US in New York to assist us in raising not less than $10 million to enable us to continue with several pending letters of intent. However, Lempert Bothers failed to provide any services and we have demanded a return of the initial investment banking fee.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended March 31, 2007.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended March 31, 2007.

Operating Expenses

Operating expenses are broken down as follows:
            Consulting expenses               $   75,000
            Rent                                   1,800
            Other expenses:
                Bank fees            $   55
                Filing fees             325
                Miscellaneous            67
                Office supplies          52
                Postage and delivery    150
                Printing and copy        37
                Registered agent        135
                Transfer agent          100
                Travel                  930
                                    ---------
                                                   1,850
                                                 --------
   Total operating expense                        78,650
                                    -7-
The consulting expenses were paid or due to our CEO, under his Consulting Agreement ($22,500), to CF Consulting, LLC, pursuant to a Consulting Agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $5,000 in January and $7,500 in each of February and March, 2007 plus a contractual bonus payable at the rate of $5,000 per month for five months commencing in February, 2007, and the balance to unaffiliated consultants. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended March 31, 2007 compared to $0 for the quarter ended March 31, 2006 and $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2007 compared to $0 for the quarter ended March 31, 2006 and $0 for the year ended December 31, 2006.

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

On February 1, 2007, we borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. The borrowed funds are intended for use as general working capital for the Company.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only

                                   -8-
risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2007 and the twelve months ended December 31, 2006, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of March 31, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

                                   -9-
Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of these offerings, there were 28,781,639 common shares issued as of March 31, 2007.

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

                                  -10-

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

None.

Item 5. Other Information.

None.

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

_/s/__William K. Mackey____                May 14, 2007
William K. Mackey
Chief Executive Officer








                                  -11-