Form 10-Q
period 2007-06-30
United EcoEnergy Corp.
filed 2007-08-14
CIK 1096938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 2007

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

	The number of shares of the Registrant?s Common Stock, $0.001 par value, outstanding as of August 1, 2007, was 28,781,639 shares.











                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 2007 and December 31, 2006                  F-1
Schedule of Investments as of June 30, 2007                               F-2
Statements of Operations for the three and six-month periods
 ended June 30, 2007 and 2006                                             F-3
Statements of Cash Flows for the six-month periods ended
    June 30, 2007 and 2006                                                F-4
Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9

Item 4.  Controls and Procedures                                            9

PART II.  OTHER INFORMATION                                                10

Item 1.  Legal Proceedings                                                 10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  11


         Signatures                                                        11



















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                           June 30, 2007     December 31, 2006
                                             (unaudited)
                                            ---------------    ---------------
Assets:
Cash and cash equivalents                 $        15,903       $     24,169
Due from affiliate                                 18,300              6,800
Rent deposit                                          972                972
                                              ------------       ------------
Total Current Assets                               35,175             31,941
Other Assets:
Investments in Portfolio Companies                      -                  -
                                              ------------       ------------
Total Assets                              $        35,175             31,941
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        14,216        $     2,666
    Due to affiliate                              135,000             90,000
    Short term loans                               80,000                  -
    Accrued interest                                2,551                  -
                                               ------------      ------------
     Total Current Liabilities                    231,767             92,666
    Long Term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                 231,767             92,666
                                               ------------     -------------
Commitments and Contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 28,781,639 shares at
    June 30, 2007 and December 31, 2006            28,782             28,782
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares at June 30,
    2007 and December 31, 2006.                     1,000              1,000
  Additional paid-in capital                      126,742            126,742
  Accumulated deficit                            (353,116)          (217,249)
                                                ------------     ------------
  Total Stockholders? Equity (Deficit):          (196,592)           (60,725)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $     35,175        $    31,941
                                                ============     ============
Net Asset value per common share             $   (0.00674)       $  (0.00211)



The accompanying notes are an integral part of these financial statements.

                                     F-1


                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                June 30, 2007

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




                                     F-2
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                               For the three and six months ended
                            June 30, 2007               June 30, 2006
                             (unaudited)                 (unaudited)
                         3 months    6 months       3 months     6 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                        ----------  ----------       ----------   ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   60,000     122,500          60,000      78,120
      Rent expense           1,350       2,700           1,350       2,250
      Professional fees      6,166       6,166           1,500       1,500
      Other expenses         2,651       4,501             280       2,358
                          ----------  ----------      ----------  ----------
Total operating costs       70,167     135,867          63,130      84,228
                          ----------  ----------      ----------  ----------
Net investment loss        (70,167)   (135,867)        (63,130)    (84,228)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (67,616) $(135,867)       $ (63,130) $ (84,228)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $  (0.0023) $  (0.0047)      $ (0.0022) $  (0.0029)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      28,781,639  28,781,639      28,471,841  28,470,876
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   43,781,639  43,781,639      43,471,841  39,658,721
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.


                                    F-3
                        UNITED ECOENERGY CORP.
                       STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED
                       June 30, 2007 and 2006
                             (unaudited)
                                             For the six months ended
                                          June 30, 2007     June 30, 2006
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (135,867)     $     (84,228)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    in operating activities:

    Increase in accounts payable                11,550                  -
    Increase in amounts due
        to affiliate                            45,000             22,500
    Increase in deposits                             -               (972)
    Increase in amounts due
        from affiliate                         (11,500)                 -
    Increase in amounts due to stockholder         -                  620
    Increase in accrued interest                 2,551                  -
                                             ------------        -----------
Net cash used in operating activities          (88,266)           (62,080)

Cash flows from financing activities:
Net proceeds from issuance of preferred
    stock                                                          60,000
Net proceeds from issuance of common
    stock                                            -             34,650
Net proceeds from issuance of short-
    term debt                                   80,000                  -
                                             ------------         -----------
Net cash provided by financing
    activities                                  80,000             94,650
                                            ------------         -----------
Net increase (decrease) in cash                 (8,266)            32,570
Cash, beginning of period                       24,169                  -
                                            ------------          -----------
Cash, end of period                       $     15,903        $    32,570
                                            ============          ===========






The accompanying notes are an integral part of these financial statements.

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

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

The Company intends to focus primarily on investments in alternative energy companies, including bio-fuel companies, and expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in these companies. At June 30, 2007, the Company had no net assets invested in alternative energy companies but has signed letters of intent to acquire portfolio investments, subject to funding. The Company expects to concentrate on making investments in alternative energy companies having annual revenues of less than $250.0 million and in transaction sizes of less than $55.0 million. In most cases, these companies will be privately held or have thinly traded public equity.

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

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

On June 30, 2006, the Company accepted subscriptions for 177,600 common shares under a Regulation E, 1-E exemption offering, for a total of $44,400. Of the total amount subscribed, $34,650 was received on June 30, 2006 and the balance of $9,750 was reported as a subscription receivable at June 30, 2006. This balance was collected during July, 2006. On August 13, 2006, the Company accepted additional subscriptions for 40,600 common shares under the 1-E offering, for a total of $10,150, all of which was received by check or wire transfer for the subscribers. On August 22, 2006, the Company accepted subscriptions for 94,539 common shares under the 1-E offering, for a total of $37,815, which was received by wire transfer. As a result, 28,781,639 common shares were outstanding as of June 30, 2007.

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

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

(3) It is expected that most of the investments in the Company?s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service where the board of directors considers that advisable, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and management?s valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2007, the Company has approximately $350,565 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

approved by the board of directors each quarter and will be generally based upon managements estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2007, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, ?Fair Value Measurements?, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for the Company?s 2008 fiscal year. The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued FAS No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)


Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will provide investment advisory services to the Company. United EcoEnergy Advisors, LLC is owned equally by William K. Mackey, Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, which holds 1,567,700 of our common stock, representing approximately 5.47 percent of the common shares outstanding, and 268,481 shares of our Series A Convertible Preferred Stock, representing about
26.8 percent of that class outstanding. Mr. Mayblum also serves as a director of the Company and Mr. Mackey is a director and our Chief Executive Officer.

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00 percent on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Company?s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio







                                 F-10
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The
Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

No investment advisory fees have been accrued for the quarter ended
June 30, 2007.




                                     F-11


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

On April 1, 2006, the Company entered into a Consulting Agreement with
William Mackey, the President and CEO, to cover his services until such time as the Company completes its first portfolio investment in the alternative energy and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey is entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. Enterprise Partners has paid the accrued amounts due to Mr. Mackey and the total accrued balance at June 30, 2007 of $135,000 is reflected as accrued amounts due to affiliate. The amounts due are non-interest bearing and payable on demand. Amounts due from affiliate totaling $18,300 at June 30, 2007 represent short-term, non-interest bearing advances to an affiliated company.

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

Note 5.    Stockholders? Equity.

The Company issued no common or preferred shares in the quarter ended June 30, 2007. The Company Form 10-K report for the year ended December 31, 2006 contains a table setting forth all of the shares of common and preferred stock issued from inception through December 31, 2006.

As a result, there were 28,781,639 common shares issued as of June 30, 2007 and December 31, 2006.

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

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the

                                   F-12


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED June 30, 2007
                                (unaudited)

Note 5.    Stockholders? Equity (continued).

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

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2007 and for the twelve months ended December 31, 2006:

                                       CHANGES IN NET ASSET VALUE
                                        For the           For the
                                      six months       twelve months
                                        ended              ended
                                     June 30, 2007   December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00211)   $    (0.00077)
Proceeds from preferred stock                -            0.00209
Proceeds from common stock                   -            0.00321
Net investment income                   (0.00463)        (0.00664)
Net unrealized appreciation                  -                -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00674)   $    (0.00211)

(1) Financial highlights as of June 30, 2007 and December 31, 2006 are based on 28,781,639 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 43,781,639 shares outstanding as of June 30, 2007, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of February, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.  OTHER MATTERS.

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the
                                   F-13


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2007
                                (unaudited)

Note 7.  OTHER MATTERS (Continued)

rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. A total of $1,849 in interest has been accrued on this loan at June 30, 2007

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. A total of $351 in interest has been accrued on each of these loans at June 30, 2007


The borrowed funds were used as general working capital for the Company.

































                                     F-14


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

                             Series A Convertible
                              Preferred Shares

                        Per Share         Number of     Maximum Shares
 Common Stock        Conversion ratio  Common Shares     Converted      Value of
     Price         (1/per share price) on conversion   of Common Stock Preferred
------------------ ----------------    --------------- --------------- ---------
0.0001                10,000.00        10,000,000,000     15,000,000    $  1,500
0.0003                 3,333.33         3,333,333,333     15,000,000       4,500
0.0007                 1,428.57         1,428,571,429     15,000,000      10,500
0.0014                   714.29           714,285,714     15,000,000      21,000
0.0021                   476.19           476,190,476     15,000,000      31,500
0.0042                   238.10           238,095,238     15,000,000      63,000
0.0050                   200.00           200,000,000     15,000,000      75,000
0.0075                   133.33           133,333,333     15,000,000     112,500
0.0100                   100.00           100,000,000     15,000,000     150,000
0.1000                    10.00            10,000,000     10,000,000   1,000,000
0.5000                     2.00             2,000,000      2,000,000   1,000,000
0.7500                     1.33             1,333,333      1,333,333   1,000,000
1.0000                     1.00             1,000,000      1,000,000   1,000,000

The Common shares of the Company did not then trade on an over-the-counter market or exchange; however, based on the total acquisition price of the Common shares purchased from our former sole shareholder in February, 2006, the shares were purchased for the equivalent of $0.0006 per share in an arms? length


                                   -4-
transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time.

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

As of June 30, 2007, we had not yet made any portfolio or other investments. However, we have signed a letter of intent for the acquisition of GEI Development, LLC, which is engaged in waste management and related services, subject to our obtaining funding. We expect to close on this acquisition during the quarter ending September 30, 2007.

Operating Activities

During the quarter ended June 30, 2007, the Company continued with the considerable efforts it has expended in the first half of the year to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities.
William K. Mackey, our CEO, traveled extensively during the Quarter in pursuit of these objectives, meeting with numerous potential venture partners and portfolio investment companies. Mr. Mackey met with the principals of investment partners as well as potential portfolio companies in New

                                     -5-
York, Texas, Tennessee, Alabama, Georgia and parts of Florida during the Quarter. These efforts resulted in either mutual understandings, non-binding letters of intent or proposed joint ventures. Also, management explored several potential technologies in both alternative energy and renewable fuels arena as possible investments.

The Company has reviewed numerous alternative energy technologies, including proprietary technologies of Woodland Chemical Systems, Pure Energy, Inc. and CTI Biofuels. The Company has signed non-disclosure agreements with all of these firms and with Emissions Technologies, Inc., in order to further explore the technologies and consider an investment.

As of December 31, 2006, we had not yet made any portfolio or other investments. However, we signed several letters of intent for acquisitions, subject to our obtaining funding. On February 6, 2007, we announced the signing of a binding letter of intent to acquire GEI Development, LLC and Solid Waste Properties, LLC, in exchange for 25,290,600 shares of our common stock, subject to due diligence and the raising of an initial working capital amount of $2 million. We expect to close on these acquisitions on or before August 31, 2007. A copy of the binding letter of intent was attached to our report on Form 8-K, filed with the SEC on February 6, 2007. The closing date for the proposed acquisitions has been extended to allow the Company to complete its due diligence and to finalize its funding arrangements. The current closing date is August 8, 2007.

The Company?s management meets with the Company?s Investment Advisor each Monday, Wednesday and Friday to review the current activities of the Company. Management believes that recent conversations matching business development opportunities and potential financings are moving toward several potential investment scenarios in the next Quarter.

Through the end of the Second Quarter of 2007, the Company has expended over $300,000 in connection with its Business Development Company activities.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

For the quarter ended June 30, 2007, we incurred consulting expenses of $60,000, rent expense of $1,350 and other expenses totaling $8,817, compared to consulting expenses of $60,000, rent expenses of $1,350 and professional fee expenses of $1,500 for the quarter ended June 30, 2006. Our total expenses were $70,167 and $63,130, respectively for the quarters ended June 30, 2007 and 2006. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2007 are included in Footnote 6 to our Financial Statements.



                                    -6-
Investment Activity

We previously engaged Lempert Brothers US in New York to assist us in raising not less than $10 million to enable us to continue with several pending letters of intent. However, Lempert Bothers failed to provide any services and we have demanded a return of the initial investment banking fee. We have also retained Chardan Capital Markets, LLC to assist us in raising the funds required for the acquisition of GEI Development, LLC.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended June 30, 2007.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2007.

Operating Expenses

Operating expenses are broken down as follows:
            Consulting expenses               $   60,000
            Rent                                   1,350
            Other expenses:

                Accounting fees       6,166
                Transfer agent          100
                Interest              2,551
                                   ---------
                                                   8,817
                                                 --------
   Total operating expense                        70,167

The consulting expenses were paid or due to our CEO, under his Consulting Agreement ($22,500), to CF Consulting, LLC, pursuant to a Consulting Agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $7,500 plus a contractual bonus payable at the rate of $5,000 per month for five months commencing in February, 2007, and the balance to unaffiliated consultants. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties.
                                    -7-

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders? Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2007 compared to $0 for the quarter ended June 30, 2006 and $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2007 compared to $0 for the quarter ended June 30, 2006 and $0 for the year ended December 31, 2006.

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

On February 1, 2007, we borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. A total of $1,849 in interest has been accrued on this loan at June 30, 2007. On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. A total of $351 in interest has been accrued on each of these loans at June 30, 2007.
The borrowed funds were used as general working capital for the Company.

We generated no cash flows from operations during 2006 and the current year to date through June 30, 2007. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2007 and the twelve months ended December 31, 2006, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of June 30, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended June 30, 2007.

As a result, there were 28,781,639 common shares issued as of June 30, 2007 and one million shares of Series A Convertible Preferred Stock issued at June 30, 2007. The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date.

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

_/s/__William K. Mackey____                August 14, 2007
William K. Mackey
Chief Executive Officer