Form 10-Q
period 2007-09-30
United EcoEnergy Corp.
filed 2007-11-14
CIK 1096938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2007

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

	The number of shares of the Registrant?s Common Stock, $0.001 par value, outstanding as of November 1, 2007, was 28,781,639 shares.











                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 2007 and December 31, 2006             F-1

Schedule of Investments as of September 30, 2007                          F-2

Statements of Operations for the three and Nine-month periods
 ended September 30, 2007 and 2006                                        F-3

Statements of Cash Flows for the Nine-month periods ended
    September 30, 2007 and 2006                                           F-4

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















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                           September 30, 2007     December
31,
2006
                                             (unaudited)
                                            ---------------    --------------
--
Assets:
Cash and cash equivalents                 $           115       $     24,169
Due from affiliate                                 18,300              6,800
Rent deposit                                          972                972
                                              ------------       ------------
Total Current Assets                               19,387             31,941
Other Assets:
Investments in Portfolio Companies                      -                  -
                                              ------------       ------------
Total Assets                              $        19,387             31,941
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        37,899        $     2,666
    Due to affiliate                              149,600             90,000
    Short term loans                               80,000                  -
    Accrued interest                                3,867                  -
                                               ------------      ------------
     Total Current Liabilities                    271,366             92,666
    Long Term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                 271,366             92,666
                                               ------------     -------------
Commitments and Contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 28,781,639 shares at
    September 30, 2007 and December 31, 2006       28,782             28,782
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares at September 30,
    2007 and December 31, 2006.                     1,000              1,000
  Additional paid-in capital                      126,742            126,742
  Accumulated deficit                            (408,503)          (217,249)
                                                ------------     ------------
  Total Stockholders? Equity (Deficit):          (251,979)           (60,725)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $     19,387       $    31,941
                                                ============     ============
Net Asset value per common share             $   (0.00875)       $  (0.00211)

The accompanying notes are an integral part of these financial statements.

                                     F-1


                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                September 30, 2007

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




                                     F-2
                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                               For the three and nine months ended
                          September 30, 2007          September 30, 2006
                             (unaudited)                 (unaudited)
                         3 months    9 months       3 months     9 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                        ----------  ----------       ----------   ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   50,000     172,500          52,500     130,620
      Rent expense           1,350       4,050           2,700       4,950
      Professional fees      2,333       8,499           2,334       3,834
      Other expenses         1,704       6,205           4,178       6,562
                          ----------  ----------      ----------  ----------
Total operating costs       55,387     191,254          61,712     145,966
                          ----------  ----------      ----------  ----------
Net investment loss        (55,387)   (191,254)        (61,712)   (145,966)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (55,387) $(191,254)       $ (61,712) $(145,966)
                          ==========  ===========     ==========  ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $  (0.0019) $  (0.0066)      $ (0.0021) $  (0.0051)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      28,781,639  28,781,639      28,721,488  28,555,463
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   43,781,639  43,781,639      43,721,881  41,027,991
                          ==========  ===========     =========== ==========

The accompanying notes are an integral part of these financial statements.


                                    F-3
                        UNITED ECOENERGY CORP.
                       STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED
                     September 30, 2007 and 2006
                             (unaudited)
                                             For the Nine months ended
                                        September 30, 2007 September 30, 2006
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (191,254)     $    (145,966)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    in operating activities:

    Increase in accounts payable                35,233                  -
    Increase in amounts due to affiliate        59,600             67,500
    Decrease in amounts due from affiliate     (11,500)           (10,500)
    Increase in deposits                             -               (972)
    Decrease in amounts due to stockholder         -              (21,880)
    Increase in accrued interest                 3,867                  -
                                             ------------        -----------
Net cash used in operating activities         (104,054)          (112,218)

Cash flows from financing activities:
Net proceeds from issuance of preferred
    stock                                                          60,000
Net proceeds from issuance of common
    stock                                            -             92,315
Net proceeds from issuance of short-
    term debt                                   80,000                  -
                                             ------------         -----------
Net cash provided by financing
    activities                                  80,000            152,315
                                            ------------         -----------
Net increase (decrease) in cash                (24,054)            40,097
Cash, beginning of period                       24,169                  -
                                            ------------          -----------
Cash, end of period                       $        115        $    40,097
                                            ============          ===========






The accompanying notes are an integral part of these financial statements.


                                     F-4


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

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

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market has lead the Company to re-think its market focus, a process which is on-going. At September 30, 2007, the Company had no net assets invested in alternative energy companies or other portfolio companies.

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


                                  F-5


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

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



                                    F-6


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)


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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is



                                  F-7
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At September 30, 2007, the Company has approximately $408,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management? estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2007, the Company did not have any consolidated subsidiaries.

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


                                   F-8


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

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

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will provide investment advisory services to the Company. United EcoEnergy Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, which holds 1,567,700 of our common stock, representing approximately
5.47 percent of the common shares outstanding, and 268,481 shares of our Series A Convertible Preferred Stock, representing about 26.8 percent of that class outstanding. Mr. Mayblum also serves as a director of the Company.

For providing these services the Investment Advisor will receive a fee from the
Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00 percent on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Company?s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest


                                  F-9
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

No investment advisory fees have been accrued for the quarter ended September 30, 2007.

                                 F-10
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

On April 1, 2006, the Company entered into a Consulting Agreement with William Mackey, the President and CEO, to cover his services until such time as the Company completed its first portfolio investment in the alternative energy market and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey was entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. Enterprise Partners has paid the accrued amounts due to Mr. Mackey through July, 2007.and the total accrued balance at September 30, 2007 of $149,600 is reflected as accrued amounts due to affiliate. The amounts due are non-interest bearing and payable on demand. In October, 2007, Mr. Mackey resigned as Chairman and CEO of the Company and his consulting agreement was terminated. A balance of $22,500 is due to Mr. Mackey under his Consulting Agreement through October, 2007, and Mr. Mackey has agreed to defer payment of the amount due until the Company has received an additional $500,000 in capital contributions. The $22,500 due to Mr. Mackey is included in accounts payable.

Amounts due from affiliate totaling $18,300 at September 30, 2007 represent short-term, non-interest bearing advances to an affiliated company.

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

Note 5.    Stockholders? Equity.

The Company issued no common or preferred shares in the quarter ended
September
30, 2007. The Company Form 10-K report for the year ended December 31, 2006 contains a table setting forth all of the shares of common and preferred stock issued from inception through December 31, 2006.

As a result, there were 28,781,639 common shares issued as of September 30, 2007 and December 31, 2006.

The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company

                                    F-11
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 5.    Stockholders? Equity (continued)

may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date.

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons). As part of the termination of the Consulting Agreement with Mr. Mackey, he agreed to return to Enterprise Partners a total of 8,440,200 shares of common stock which he had agreed to purchase from Enterprise, but for which he had not yet made payment.

As a result of these transactions, Enterprise Partners, LLC holds
10,007,900 shares of our common stock, representing approximately 34.77 percent of our undiluted common stock outstanding, and 268,481 shares of our Series A Convertible Preferred Stock, representing 26.8 percent of the 1,000,000 shares outstanding, and convertible into a maximum of 4,020,000 shares of our common stock. Therefore, Enterprise Partners, LLC now holds a total of approximately
32.0 percent of our common stock on a fully diluted basis, giving effect to the maximum conversion of the Series A Convertible Preferred Stock held by it.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2007 and for the twelve months ended December 31, 2006:

                                       CHANGES IN NET ASSET VALUE
                                        For the           For the
                                      nine months       twelve months
                                        ended              ended
                                  September 30, 2007   December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00211)   $    (0.00077)
Proceeds from preferred stock                -            0.00209
Proceeds from common stock                   -            0.00321
Net investment income                   (0.00019)        (0.00664)
Net unrealized appreciation                  -                -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00023)   $    (0.00211)

                                   F-12


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 6.    FINANCIAL HIGHLIGHTS (continued).


(1) Financial highlights as of September 30, 2007 and December 31, 2006 are based on 28,781,639 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 43,781,639 shares outstanding as of September 30, 2007, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of February, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.	OTHER MATTERS

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

A total of $3,867 in interest has been accrued on the above loans as of September 30, 2007.

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

                             Series A Convertible
                              Preferred Shares

                        Per Share         Number of     Maximum Shares
 Common Stock        Conversion ratio  Common Shares     Converted      Value
of
     Price         (1/per share price) on conversion   of Common Stock
Preferred
------------------ ----------------    --------------- --------------- ------
---
0.0001                10,000.00        10,000,000,000     15,000,000    $
1,500
0.0003                 3,333.33         3,333,333,333     15,000,000
4,500
0.0007                 1,428.57         1,428,571,429     15,000,000
10,500
0.0014                   714.29           714,285,714     15,000,000
21,000
0.0021                   476.19           476,190,476     15,000,000
31,500
0.0042                   238.10           238,095,238     15,000,000
63,000
0.0050                   200.00           200,000,000     15,000,000
75,000
0.0075                   133.33           133,333,333     15,000,000
112,500
0.0100                   100.00           100,000,000     15,000,000
150,000
0.1000                    10.00            10,000,000     10,000,000
1,000,000
0.5000                     2.00             2,000,000      2,000,000
1,000,000
0.7500                     1.33             1,333,333      1,333,333
1,000,000
1.0000                     1.00             1,000,000      1,000,000
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

As of September 30, 2007, we had not yet made any portfolio or other investments. However, we had signed a letter of intent for the acquisition of GEI Development, LLC, which is engaged in waste management and related services, subject to our obtaining funding.

In October, 2007, the letter of intent to acquire GEI Development, LLC, expired, after several extensions, and the Company has abandoned any further interest in acquiring GEI Development, LLC. In addition, the Company is in the process of re-evaluating its investment focus, as rising prices and underperformance in the target market sector of bio-fuels and alternative energy, and is considering other potential market segments.

As a result of the change in market focus and other reasons, the Company and its former Chairman and CEO, William K. Mackey, agreed to Mr.
Mackey?s resignation from the Company and the termination of his Consulting Agreement, and the deferral of his accrued consulting due of $22,500 through October, 2007, until the Company has raised an additional $500,000 of working capital. Mr. Mackey also resigned from United EcoEnergy Advisors, LLC, the investment advisor for the Company, and agreed to return to Enterprise Partners, LLC a total of 8,440,200 shares of the Common stock of the Company which he had agreed to purchase from Enterprise, but for which he had not yet paid. At the same time, William L. Sklar, a director of the Company who had originally been asked to join the Board by Mr. Mackey, also resigned as a director. Mr. Sklar had been Chair of the Audit Committee of the Company.

The resignations of Mr. Sklar and Mr. Mackey were reported by the Company on Form 8-K filed with the SEC on October 16, 2007. The Company has not yet elected replacements for Mr. Mackey and Mr. Sklar as it undertakes an evaluation of the market segments on which it should focus its attention for portfolio investments.

Operating Activities

As of September 30, 2007, we had not yet made any portfolio or other

                                    -5-
investments. Through the end of the Third Quarter of 2007, the Company has expended over $200,000 in connection with its Business Development Company activities.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

For the quarter ended September 30, 2007, we incurred consulting expenses of $50,000, rent expense of $1,350 and other expenses totaling $4,037, compared to consulting expenses of $52,500, rent expenses of $2,700 and other expenses of $6,512 for the quarter ended September 30, 2006. Our total expenses were $55,387 and $61,712, respectively for the quarters ended September 30, 2007 and 2006. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending September 30, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

There were no portfolio investments made during the three months ended September 30, 2007.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended September 30, 2007.

Operating Expenses

Operating expenses for the quarter ended September 30, 2007 are broken Down as follows:

            Consulting expenses               $   50,000
            Rent                                   1,350
            Other expenses:


                                   -6-
                Accounting fees       2,333
                Bank fees                71
                Interest              1,600
		    Miscellaneous            33
                                   ---------
                                                   4,037
                                                 --------
   Total operating expense                        55,387

The consulting expenses were paid or due to our CEO, under his Consulting Agreement ($22,500), and to CF Consulting, LLC, pursuant to a Consulting Agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $7,500 plus a contractual bonus payable at the rate of $5,000 per month for five months commencing in February, 2007 The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders? Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended September 30, 2007 compared to $0 for the quarter ended September 30, 2006 and $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2007 compared to $0 for the quarter ended September 30, 2006 and $0 for the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then major shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on September 19,2006, and accepted subscriptions for a total of 312,739 common shares, representing $92,366 in additional working capital.

On February 1, 2007, we borrowed the sum of $50,000 from an existing minority shareholder for a Nine month term with interest due at maturity at the rate of
9 percent per year. The Company also issued a warrant to purchase 8,000 shares
of common stock at an exercise price of $0.40 per share for a period of two years. A total of $1,849 in interest has been accrued on this loan at September
30, 2007.  On March 27, 2007, the Company borrowed the sum of $30,000,
$15,000
each from two unrelated parties for a Nine month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant

                                    -7-
to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. A total of $351 in interest has been accrued on each of these loans at September 30, 2007. The borrowed funds were used as general working capital for the Company.

We generated no cash flows from operations during 2006 and the current year to date through September 30, 2007. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates,
equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments.During the Nine months ended September 30, 2007 and the twelve months ended December 31, 2006, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).
Based on that evaluation, as of September 30, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of
1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended September 30, 2007.

As a result, there were 28,781,639 common shares issued as of September 30, 2007 and one million shares of Series A Convertible Preferred Stock issued at September 30, 2007. The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date.

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

_/s/__Robert Hipple                          November 14, 2007
Robert Hipple
Chief Financial Officer