Form 10-K
period 2007-12-31
United EcoEnergy Corp.
filed 2008-04-14
CIK 1096938

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2007

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

Large accelerated filer { }  Accelerated filer { }  Non-accelerated filer [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant?s most recently completed second fiscal quarter.
                                                                 $ 553,599

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of March 21, 2008, was 32,781,639 shares.

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

	Item 1A  Risk Factors ........................................ 12

	Item 1B  Unresolved Staff Comments ........................... 15

	Item 2.  Properties .......................................... 15

	Item 3.  Legal Proceedings.................................... 15

	Item 4.  Submission of Matters to a Vote of Security Holders.. 16

	                             PART II
	Item 5.   Market for Registrant?s Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities ......................................... 16

	Item 6.   Selected Financial Data............................. 17

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 17

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk.......................................... 19

	Item 8   Financial Statements and Supplementary Data.......... 19

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure .............. 20

	Item 9A(T). Controls and Procedures........................... 20

	Item 9B. Other Information.................................... 20

	                            PART III
	Item 10  Directors, Executive Officers and Corporate
               Governance .......................................... 20

	Item 11. Executive Compensation............................... 23

	Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters........... 25

	Item 13. Certain Relationships and Related Transactions and
               Director Independence ............................... 26

	Item 14. Principal Accountant Fees and Services............... 28

	Item 15. Exhibits, Financial Statement Schedules.............. 29

Index to Financial Statements....................................... 30

Financial Statements............................................... F-1

Signatures.......................................................... 31


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

The Series A Convertible Preferred Stock was $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. The conversion of the Series A Convertible Preferred into Common stock of the Company was completed effective March 21, 2008, with the issuance of 4,000,000 shares of common stock of the Company for the Series A Convertible Preferred Stock, and there were no Series A Convertible Preferred Stock shares remaining issued and outstanding after that date.

Effective February 27, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 28,468,900 common shares then outstanding. This forward split has been reflected retroactively on our financial statements

In August, 2006, Enterprise Partners, LLC, our then majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 Persons). As part of the termination of our Consulting Agreement with William Mackey, our former CEO and President, he agreed to return to Enterprise Partners a total of 8,440,200 shares of common stock which he had agreed to purchase from Enterprise, but for which he had not yet made payment. In December, 2007, Enterprise Partners, LLC transferred the remaining 268,481 Series A Convertible Preferred shares held by it to its debenture holders
(23 persons). As a result of these transactions, Enterprise partners, LLC holds a total of 9,997,900 shares of our common stock, representing a total of
34.7 percent of our shares outstanding.


During 2007, the Company did not complete any portfolio investments, or the acquisition or disposition of any material asset. The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a Business Development Company.

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

We are not limited, as a BDC, to seeking portfolio investments in a particular market segment, and intend to seek investment in companies operating in a wide category of markets and business segments, including the alternative energy markets as well as media=cal devices and related markets.

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

Much of this work will be done by management and by our investment adviser, American Development & Investment Advisors, LLC. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

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

Competition

Our primary competitors which are able to provide financing to target companies, will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including additional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have.
We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

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

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in which to concentrate its investment efforts. The directors and executive officers of the Company have had contact or discussions with several entities or agents of entities regarding consummation of a Portfolio Investment, but have not yet successfully completed an investment. Accordingly there is no basis to evaluate the possible merits or risks of a Portfolio Investment and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

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

On March 20, 2006, the Board of Directors authorized the establishment of a Class A Convertible Preferred Stock, with one million shares authorized to be issued. A Designation of Preferences for the Class A Convertible Preferred Stock was filed with the Secretary of State of Nevada on March 26, 2006.
The Board of Directors authorized the issuance of the 1 million shares to Enterprise Partners, LLC, our majority stockholder, in return for conversion of an outstanding liability in the amount of $60,000 owed to Enterprise Partners, LLC for initial seed capital for operations. On June 30, 2006, an Amended Certificate of Designations for the Class A Convertible Preferred Stock was approved by our public shareholders and the issue of those shares To Enterprise Partners, LLC also was approved.

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 18,061,133 of the common shares held by it in private sale transactions, and also transferred 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons). In August 2006, Enterprise Partners, LLC, our then majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 Persons). As part of the termination of our Consulting Agreement with William Mackey, our former CEO and President, he agreed to return to Enterprise Partners a total of 8,440,200 shares of common stock which he had agreed to purchase from Enterprise, but for which he had not yet made payment. In December, 2007, Enterprise Partners, LLC transferred the remaining 268,481 Series A Convertible Preferred shares held by it to its debenture holders (23 persons). As a result of these transactions, Enterprise partners, LLC holds a total of 9,997,900 shares of our common stock, representing a total of 34.7 percent of our shares outstanding.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from CF Consulting, LLC., an independent consultant to the Company by which our interim CEO and CFO, Robert Hipple, is employed, for $450 per month commencing in March, 2006 for a two year term. This arrangement was renewed in March, 2008 for a rate of $550 per month, on the same terms, and will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2007.
                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market information.  On January 19, 2007, the Company was notified that its common shares had been admitted for trading on the NASD OTC Bulletin Board under the symbol UEEC. There has been only limited, sporadic trading activity to date. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of March 15, 2008, there were approximately 62 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. Although the Company has two authorized equity compensation plans approved by its shareholders in 1997, before it elected to be treated as a business development company, no stock options, grants, warrants or other awards have ever been made under the plans. The By-laws of the Company prohibit the grant or award of any such options, grants, warrants or other awards so long as the Company maintains its election to be treated as a business development company. Under the rules regulating a business development company under the Investment Company Act of 1940, the Company may not issue or award any such options, grants, warrants or other incentive compensation awards because it also has a capital gains based incentive in effect with its investment adviser, United EcoEnergy Advisers, LLC.

	The following table sets forth, as of the year ended December 31, 2007, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.






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

                                   -16-
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

During 2006 and 2007, after the election to be treated as a BDC, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. The net loss, net loss per common share, net asset values, net asset value per common share, and related financial data as a BDC are provided in the financial statements included in this report

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80 percent of net assets in qualifying portfolio companies.

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2007, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2007, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. Through the end of the fiscal year, the Company incurred over $445,500 in expenses in connection with its Business Development Company operations.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management
Results of Operations

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged in no actual investments during the year ended December 31, 2007.

Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2007.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned no investment income during the year ended December 31, 2007.

Operating Expenses

Operating expenses for the years ended December 230, 2007 and 2006 are broken down as follows:
                                              2007                2006

             Consulting expenses         $  202,500         $  173,120
             Rent                             5,400              4,950
             Audit fees                      11,082              6,168
             Other expenses:
                Bank fees                       197                155
                Filing fees                     325                834
                Interest                      5,467                  -
                Office supplies                  52                575
                Miscellaneous                    67                340
                Postage and delivery            264                237
                Registered agent                135                295
                Printing                         37                  -
                Travel                        1,095                  -
                Transfer agent                1,644              4,566

   Total operating expense                  228,265            191,160

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a consulting agreement with CF Consulting, LLC, under which Robert Hipple served as our CFO and Chief Compliance Officer, for a monthly fee of $7,500, for services of our former CEO and President, William Mackey, at the rate of $7,500 per month, and for other, independent consulting. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including $11,082 and $6,168 in professional fees of our independent audit firm for audit services in the periods ended December 31, 2007 and 2006, respectively.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the year ended December 31, 2007 compared to $0 or the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then majority shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on June 19, 2006, and accepted subscriptions for a total of 312,739 common shares, representing $92,366 in additional working capital during 2006. We sold no additional shares during the year ended December 31, 2007.We generated no cash flows from operations during 2006 or 2007. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Going Concern

The Company?s ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and acquiring suitable portfolio investment companies. The Company currently has no revenue and minimal cash reserves. These factors, among others, raise substantial doubt about its ability to continue as a going concern.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2007 we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our interim CEO, CFO and President Robert Hipple as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange
Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Hipple concluded that, as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

	There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in ?Internal Control Over Financial Reporting ? Guidance for Smaller Public Companies? issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2007, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.



Item 9B.  Other Information.

None

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2007 covered by this report, their ages and positions held in the Company, are listed below.


      Name   				 Age		     Position
William Mackey [1]                   56         Former Chairman, CEO, Director
Adam Mayblum		             42         Director
William L. Sklar [2]	             60         Former Director
Alec Hoke			             41         Director
John Paul DeVito		             51         Director
Robert Hipple		             63         Interim Contract CEO/CFO

1. Mr. Mackey resigned as an officer and director of the Company in October, 2007.
2.  Mr. Sklar resigned as a director in October, 2007.

BIOGRAPHICAL INFORMATION

William Mackey ? Former Chief Executive Officer, Chairman and Director. Mr. Mackey, age 56, joined United EcoEnergy after thirty years of C level experience in both public and private companies. He began his career in the chemical process industry where he spent 21 years in various roles from sales & marketing, the laboratory from technician to Technical Director, as Plant Manager and various executive positions including President and Chairman of the Board. Mr. Mackey also has 10 years of public company experience acting as a Director, Chairman and CFO, President and CEO. He has managed multiple locations and hundreds of employees at a time during his tenure. His experience has allowed him to access the capital markets for both debt & equity, communicate his company's message to the investing public and close 22 M & A transactions. Mr. Mackey was also a managing director and one-third owner of United EcoEnergy Advisers, LLC, the Company investment adviser. Mr. Mackey resigned as an officer and director of the Company, and as a managing director and member of the investment adviser, in October, 2007 as reported on Form 8-K filed with the SEC on October 16, 2007.

Adam Mayblum, age 42, co-founded United EcoEnergy Advisors, LLC and is a principal and founder of Enterprise Partners, LLC, the former majority shareholder of the Company. Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management. Mr. Mayblum is also a managing director and one-third owner of United EcoEnergy Advisers, LLC, the Company investment adviser, and also serves as a director of American Development & Investment Fund, Inc., a BDC focused on markets other than alternative energy.

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

William L. Sklar has served as a consultant with Willmar Management Corp. since 1988. Since September 2004 Mr. Sklar has been the Chairman and a Director of PaperFree Medical Solutions, Inc., a company trading on the OTC BB. Since October 26, 2005 Mr. Sklar has been a director of Radiate Research a public company. From July 1983 to October 1988 Mr. Sklar was the owner of
Western Bag & Burlap a textile manufacturer.   Mr. Sklar, aged 59, holds a
Bachelor of Commerce from the University of Toronto.   Mr. Sklar resigned as
a director of the Company in October, 2007, as reported on the Form 8-K filed with the SEC on October 16, 2007.

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

Robert Hipple serves as Interim Chief Executive Officer and Chief Financial Officer of the Company on a consulting basis through CF Consulting, LLC. Mr. Hipple is an attorney, former law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and
NASDAQ) companies.   He also has extensive experience with public mergers,
acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also serves as Chief Financial Officer for Neptune Industries, Inc., an OTC BB traded (NPDI) company in the aquaculture business based in Boca Raton, Florida, again on a contract consulting basis, and as Interim CEO and CFO of American Development & Investment Fund, Inc., a public reporting, but non-trading business development company in which Enterprise Partners, LLC, former majority shareholder of the Company, is also the majority shareholder.

POTENTIAL CONFLICTS OF INTEREST

	For all periods subsequent to the Company election to operate as a BDC on February 26, 2006, the Company is required to and will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act. The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers. The Company is not aware of any conflicts of interest, actual or potential, between its intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director. There are no known interlocking directorships among the officers or directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required. No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in June, 2008.

SIGNIFICANT EMPLOYEES

None, other than the sole officer of the Company listed above, who acts as an officer pursuant to a consulting agreement.

COMMITTEES AND BOARD MEETINGS

The Company has adopted charters for its Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which it submitted for approval by its shareholders at the Annual Meeting of Shareholders, held on July 31, 2006. Following approval of the charters, members of the Board of Directors elected at the Annual Meeting were appointed to each of the Committees, as follows:

AUDIT COMMITTEE

The Audit Committee is made up entirely of independent, non-affiliated
Directors.

COMPENSATION COMMITTEE

The Compensation Committee is made up entirely of independent, non-interested Directors.

GOVERNANCE AND NOMINATING COMMITTEE

The Governance and Nominating Committee is made up of entirely of independent, non-interested Directors.

INVESTMENT COMMITTEE

The Investment Committee is made up of both independent, non-interested Directors and interested directors.

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


Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2007 and 2006 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Mackey, as President and CEO, and Mr. Hipple, as CFO, served in those capacities on a contract basis, through consulting agreements, Mr. Mackey through a direct agreement and Mr. Hipple through a consulting agreement with CF Consulting, LLC. The Company has incurred a liability to Mr. Mackey in the total amount of $57,500 in 2007 through this consulting arrangement, of which $22,500 is still owed, as a part of the settlement with Mr. Mackey on his resignation in October, 2007. This amount is payable by agreement when the Company has secure an additional $500,000 in capital funding. The Company also has incurred a liability to CF Consulting, LLC in a total amount of $140,000 in consulting fees under its agreement in 2007. Enterprise Partners, LLC has paid a total of $ 97,500 in consulting fees owed to Mr. Mackey and CF Consulting LLC during 2007, and this liability is now included in the $ 187,500 due to affiliate on the Company?s balance sheet as of December 31, 2007

The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2007 and 2006 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

	The Company currently has in place an employee stock compensation plan and compensatory stock option plan. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

	The following table sets forth information concerning the compensation of the Company Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended
December 31, 2007, 2006 and 2005.

                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP   ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS    COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)      ($)
Stephen M. Siedow   2007   $ -0-    None	     None	      None	     None	      None	 $ -0-
 Former Chairman,   2006   $ -0-    None	     8,120	      None	     None	      None	 $ -0-
 President/CFO	  2005   $ -0-    None	     None	      None	     None         None	 $ -0-

William K. Mackey   2007   $ -0-    None      57,500        None       None         None    $ -0-
Chairman, CEO       2006   $ -0-    None      75,000        None       None         None    $ -0-
President (former)  2005     NA      NA         NA           NA         NA           NA       NA

Robert Hipple       2007   $ -0-    None       None         None       None         None    $ -0-
CFO                 2006     NA      NA         NA           NA         NA           NA       NA
                    2005     NA      NA         NA           NA         NA           NA       NA

Mr. Mackey was due the sum of $7,500 per month under a consulting agreement with the Company.  This amount has been paid during 2006 and 2007 by Enterprise Partners, LLC and is reflected as $142,500 due affiliate on the Company?s books. Mr. Hipple is employed by CF Consulting LLC which has a consulting agreement with the Company to provide various services for an amount equal to $7,500 per month in 2007, plus a bonus based on the listing of the Company shares for trading of $5,000 per month.
 Mr. Hipple is not paid any amounts directly or indirectly by the Company.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2007. Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2007.

EMPLOYEE STOCK COMPENSATION PLAN

	The Company adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the ESC Plan). The Company reserved a maximum of 1,000,000 common shares to be issued upon any grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan is administered by the Compensation Committee of the Board of Directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan, and the By-laws of the Company prohibit the issue of any such awards So long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC. The Company currently maintains an investment adviser agreement with American Development & Investment Advisers, LLC containing such a compensation arrangement.

COMPENSATORY STOCK OPTION PLAN

	The Company adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the CSO Plan). The Company has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options are granted under the CSO Plan at exercise prices be determined by the Compensation Committee of the Board of Directors.
With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will is administered by the Compensation Committee of the Board of Directors. No options have been granted or currently are anticipated to be granted under the CSO Plan and the By-laws of the Company prohibit the issue of any such awards so long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC. The Company currently maintains an investment adviser agreement with United EcoEnergy Advisors, LLC containing such a compensation arrangement.

COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors. Any compensation to directors will be determined and approved by the Company Compensation Committee.

EMPLOYMENT CONTRACTS

	No person has entered into any employment or similar contract with the Company, other than the consulting agreement already discussed with CF Consulting, LLC. It is anticipated that the Company may enter into employment or similar contracts in connection with its activities as a BDC, and any such contracts will be approved by the independent Compensation Committee of the Company.

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

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class
------------------------------------------------------------------------------
William Mackey		  Former Chairman,         --                 --
9632 NW 7th Circle	  CEO, Director
#1724
Plantation, FL 33324

Adam Mayblum		   Director(1)	   7,830,000               27.2
50 Andrew Lane
New Rochelle, NY 10804

William L. Sklar		   Former Director      20,000	           --
513 Roselawn Avenue
Toronto, Canada M5N 1K2

Alec Hoke			   Director			20,000		     --
721 Carriage Hill Lane
Boca Raton, FL  33486

John Paul DeVito		   Director			20,000		     --
1201 Hardscrabble Road
Chappaqua, NY 10514

Robert Hipple		   CFO			20,000		     --
409 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		         7,910,000               27.5
 as a group (6 persons)
-----------------------------------------------------------------------------
Patrick Donelan(2)                           8,030,000               27.9
3570 Lakeview Drive
Delray Beach, FL 33445

Enterprise Partners, LLC (3)			   9,997,900		   34.8
50 Andrew Lane
New Rochelle, NY 10804


(1)	Adam Mayblum is a 50 percent owner of Enterprise Partners, LLC, which owns 9,997,900 shares of common stock and therefore may be considered the beneficial owner of an additional 4,998,950 common shares. Mr. Mayblum also is the custodian of 600,000 shares held for the benefit of his three minor children and therefore may be considered the beneficial owner of those shares.
(2) Patrick Donelan is a 50 percent owner of Enterprise Partners, LLC, which owns 9,997,900 shares of common stock and therefore may be considered the beneficial owner of an additional 4,998,950 common shares. Mr. Mayblum also is the custodian of 400,000 shares held for the benefit of his two minor children and therefore may be considered the beneficial owner of those shares.
(3) Enterprise Partners, LLC and its two members, Mr. Mayblum and Mr. Donelan collectively, own directly or indirectly a total of 26,857,900 common shares, representing 93.4 percent of the total outstanding shares of the Company as of March 21, 2008.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       No officer, director or employee of the Company has received a salary of $60,000 or more in 2007 or 2006. Mr. Mackey, the former Company President and CEO, earned a total of $75,000 in consulting fees from the Company in 2007, and $90,000 in consulting fees from the Company in 2006, and CF Consulting, LLC, through which Mr. Hipple serves as CFO, earned a total of $60,000 in consulting fees during 2006 and $122,500 in 2007. CF Consulting, LLC also received payments totaling $5,400 and $4,950, for 2007 and 2006, respectively, in rent for office space and other services under a sub-lease agreement, at the rate of $450 per month. There were no other transactions, or series of transactions, for the years ended December 31, 2007 or 2006, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which, to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

The Company has entered into an investment advisory agreement with United EcoEnergy Advisors, LLC, which is owned equally by Adam Mayblum and Patrick Donelan and in which William Mackey, our former CEO and President, had a one-third interest until October, 2007. Under the terms of the Agreement, the Advisor will provide investment advice and assistance to the Company with respect to locating, reviewing and investing in suitable portfolio investments by the Company recommended by the Investment Committee and will assist the Investment Committee in determining the value of its portfolio investments from time to time as required for reporting purposes.

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

     (b) The Incentive Fee consists of two parts, as follows:

(i)	One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows: (1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
(ii)	The second part of the Incentive Fee (the Capital Gains Fee)will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Agreement as set forth below), commencing on March 31, 2009, and will equal 20.0% of the realized capital gains of the Company for the 2008 calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the Capital Gains Fee determined as of March 31, 2009 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period ending March 31, 2009. The amount of capital gains used to determine the Capital Gains Fee shall be calculated at the end of each applicable year by subtracting the sum of the Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation of the Company from the Cumulative Aggregate Realized Capital Gains. If this number is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of any Capital Gains Fees paid in all prior years. In the event that the Agreement terminates as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

	A copy of the Amended Investment Advisor Agreement with United EcoEnergy Advisors LLC is attached to the Proxy Statement filed with the SEC on June 19, 2006 as Appendix C

	No advisory fees were paid or accrued during the year ended December 31, 2007.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by our principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $11,082 and $6,168, respectively.

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

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules.

	The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. Any references to the "the Company" means
United EcoEnergy Corp. and its predecessor by name change, MSN Eagle Equity Group IV, Inc.
                                                                      Reference
1A.1  Amended Designation of Preferences for Series A Convertible
      Preferred Stock........................................................ 1

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

31    Certification of the Chief Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............. 4

32    Certification of the Chief Executive Officer and Chief Financial
      Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002 ......................	4

Reference

1     Filed as an exhibit to the Proxy Statement dated July 21, 2006
2 Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.
3 Filed as an exhibit to the annual report filed on Form 10-K with the SEC on March 14, 2007 for the year ended December 31, 2006.
4	Filed herewith as an exhibit.

INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2007 and 2006....................   F-2
	Statements of Operations for the years ended December 31, 2007
          and 2006.......................................................   F-3
	Statements of Changes in Stockholders' Equity (Deficit) for the
          Years ended December 31, 2007 and 2006.........................   F-4
	Statements of Cash Flows for the years ended December 31, 2007 and
          2006...........................................................   F-5
	Notes to Financial Statements .....................................   F-6







FINANCIAL INFORMATION
Item 1.  Financial Statements.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of United EcoEnergy Corp.

We have audited the accompanying balance sheets of United EcoEnergy Corp. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders? equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United EcoEnergy Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring operating losses and has working capital and stockholders? deficits which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP



April 11, 2008
Winter Park, Florida

                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2007	              2006
                                            --------------- -----------------
Assets:
  Cash and cash equivalents               $            31       $     24,169
  Due from affiliate                               20,800              6,800
  Rent deposit                                        972                972
                                              -----------       ------------
  Total Current Assets                             21,803             31,941
  Other Assets:
    Investments in Portfolio Companies                  -                  -
                                              -----------       ------------
Total Assets                              $        21,803             31,941
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        37,826        $     2,666
    Due to affiliate                              187,500             90,000
    Accrued interest                                5,467                  -
    Short term loans                               80,000                  -
                                               ----------       ------------
     Total Short term Liabilities                 310,793             92,666
    Long term Liabilities:                             -                  -
                                               ----------       ------------
Total Liabilities                                 310,793             92,666
                                               -----------      ------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 28,781,639 shares at
    December 31, 2007 and 2006                     28,782             28,782
  Convertible preferred stock, par value
    $0.001, authorized 1,000,000 shares,
    issued 1,000,000 shares at
    December 31, 2007 and 2006,
    respectively                                    1,000              1,000
  Additional paid-in capital                      126,742            126,742
  Accumulated deficit                            (445,514)          (217,249)
                                               -----------       ------------
  Total Stockholder?s (Deficit):                 (288,990)           (60,725)
                                               -----------       ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $     21,803       $     31,941
                                                ==========       ===========
Net Asset value per common share             $   (0.01004)      $   (0.00211)



The accompanying notes are an integral part of these financial statements.




                              UNITED ECOENERGY CORP.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2007

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





                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                                   For the years ended December 31,
                                       2007              2006
                                    ----------        ----------
Investment income:
  Interest income                 $          -        $          -
  Dividend income                            -                   -
  Other income                               -                   -
                                    ----------          ----------
Total income                                 -                   -
Operating expenses:
   Investment advisory fees
      Base fee                               -                   -
      Incentive fee                          -                   -
Capital gains fee                            -                   -
                                     ----------         ----------
   Total investment
      advisory fees                          -                   -
   General & administrative:
      Consulting expenses              202,500             173,120
      Rent expense                       5,400               4,950
      Professional fees                 11,082               6,168
      Transfer agent                     1,644               4,566
      Other expenses                     7,639               2,356
                                     ----------          ----------
Total operating costs                  228,265             191,160
                                      ----------         ----------
Net investment loss                   (228,265)           (191,160)
                                      ----------         ----------
Net realized income from
   disposal of investments                   -                    -
Net unrealized appreciation
   in investments                            -                    -
                                      ----------         ----------
Net decrease in stockholders?
   equity resulting from
   operations                        $(228,265)          $ (191,160)
Basic and diluted net decrease
   in stockholders? equity per
   common share resulting from
   operations                        $ (0.0079)          $  (0.0067)
                                      ===========         ==========
Weighted number of common shares
   outstanding-basic                  28,781,639          28,615,252
                                      ===========         ==========
Weighted number of common shares
    outstanding-diluted               41,781,639          41,725,428
                                      ===========         ==========




The accompanying notes are an integral part of these financial statements.

                         UNITED ECOENERGY CORP.
         STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY (DEFICIT)
                          FOR THE YEARS ENDED
                      DECEMBER 31, 2007 AND 2006

                                                               Additional
                             Shares            Par Value        Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit   Total
                      --------- --------- ---------  ---------  --------   --------  --------
Balance at
  December 31, 2005    284,689       -         285       -       3,924    (26,089)   (21,880)
                    =========== ========= =========  =========  ========  =========  ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)         -          -
Issuance of
  convertible
  preferred stock            - 1,000,000         -      1,000   59,000          -      60,000
Issuance of common     177,600       -         178       -      44,222          -      44,400
Issuance of common      40,600       -          41       -      10,059          -      10,100
Issuance of common      94,539       -          94       -      37,721          -      37,815
Net loss                     -       -           -       -           -    (191,160)  (191,160)
                    ---------- --------- ---------    ------- ---------   ---------  ---------
Balance at
  December 31, 2006 28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(217,249) $ (60,725)
                    ========== ========= =========    ======= =========   =========   ========
Net loss                     -       -           -       -           -    (228,265)  (228,265)
                    ---------- --------- ----------   ------- ---------   ---------   --------
Balance at
  December 31, 2007 28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(445,514) $(288,989)
                    ========== ========= =========    ======= =========   =========   ========





























                         UNITED ECOENERGY CORP.
                        STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2007 and 2006

                                          For the years ended December 31,
                                              2007                2006
                                        -----------------   ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (228,265)     $    (191,160)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    by operating activities:
    Increase in accounts payable                35,160            (19,214)
    Due to affiliate                            97,500             90,000
    Deposits                                         -               (972)
    Due from affiliate                         (14,000)            (6,800)
    Accrued interest                             5,467                  -
                                            -----------         ----------
Net cash used by operating activities         (104,138)          (128,146)
                                            -----------         ----------
Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                            -             60,000
Net proceeds from issuance of common
    stock                                            -             92,315
Net proceeds from loans                         80,000                  -
                                            -----------         ----------
Net cash provided by financing
    activities                                  80,000            152,315
                                            -----------         ----------
Net increase (decrease)in cash                 (24,138)            24,169
Cash, beginning of period                       24,169                  -
                                            -----------          ---------
Cash, end of period                       $         31        $    24,169
                                            ===========         ==========










The accompanying notes are an integral part of these financial statements.







                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

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

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market has lead the Company to re-think its market focus, a process which is on-going. At December 31, 2007, the Company had no net assets invested in alternative energy companies or other portfolio companies.

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

No common shares were issued during the year ending December 31, 2007.

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At December 31, 2007, the Company has approximately $445,514 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 2. Significant Accounting Policies (continued)

ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management?s estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2007, the Company did not have any consolidated subsidiaries.

Financial instruments:
The fair values of all financial instruments approximate their carrying values.

Recent Accounting Pronouncements

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

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a
                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 3. Portfolio Investments (continued)

lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

Note 4. Related Party Agreements and Transactions.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will provide investment advisory services to the Company. United EcoEnergy Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, which holds 9,997,900 of our common stock, representing approximately
34.7 percent of the common shares outstanding. Mr. Mayblum also serves as a director of the Company.

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

The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 4. Related Party Agreements and Transactions (Continued)

assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The
Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

No investment advisory fees have been accrued for the year ended December 31, 2007.

On April 1, 2006, the Company entered into a Consulting Agreement with
William Mackey, our former President and CEO, to cover his services until such time as the Company completed its first portfolio investment in the alternative energy market and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey was entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. Enterprise Partners has paid the accrued amounts due to Mr. Mackey through July, 2007, and the total accrued balance at September 30, 2007 of $142,500 is reflected as accrued amounts due to affiliate. The amounts due are non-interest bearing and payable on demand. In October, 2007, Mr. Mackey resigned as Chairman and CEO of the Company and his consulting agreement was terminated. A balance of $22,500 is due to Mr. Mackey under his Consulting Agreement
                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 4. Related Party Agreements and Transactions (Continued)

through October, 2007, and Mr. Mackey has agreed to defer payment of the amount due until the Company has received an additional $500,000 in capital contributions. The $22,500 due to Mr. Mackey is included in accounts payable.

Amounts due from affiliate totaling $18,300 at December 31, 2007 represent short-term, non-interest bearing advances to an affiliated company.

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

Note 5.    Stockholders? Equity (Deficit).

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2005 to December 31, 2007:

                                                              Additional
                              Shares            Par Value      Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit  Total
                      --------- --------- ---------  ---------  --------   --------  --------
Balance at
  December 31, 2005    284,689       -   $     285  $    -    $  3,924    $(26,089) $(21,880)
                    =========== ========= =========  =========  ========  =========  ========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)         -          -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000          -      60,000
Issuance of common     177,600       -         178       -      44,222          -      44,400
Issuance of common      40,600       -          41       -      10,059          -      10,100
Issuance of common      94,539       -          94       -      37,721          -      37,815
Net loss                     -       -           -       -           -    (191,160)  (191,160)
                    ----------- --------- ---------  ---------  --------   --------- ---------
Balance 12/31/2006  28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(217,249) $ (60,725)
                    ========== ========= =========    ======= =========   =========   ========
Net loss                     -       -           -       -           -    (228,265)  (228,265)
                    ---------- --------- ----------   ------- ---------   ---------   --------
Balance 12/312007   28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(445,514) $(288,989)
                    ========== ========= =========    ======= =========   =========   ========

No additional shares of common or preferred stock were issued during 2007. As a result, there were 28,781,639 common shares issued as of December 31, 2007.

The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at
                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 5.    Stockholders? Equity. (Continued)

the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. In March, 2008, the Series A Convertible Preferred Stock automatically converted into 4 million shares of common stock, as a result of which, there are 32,781,639 shares of common stock and no shares of preferred stock issued and outstanding as of March 21, 2008.

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 18,061,133 of the common shares held by it in private sale transactions, and also transferred 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons). In August 2006, Enterprise Partners, LLC, our then majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 25,370,600 of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 Persons). As part of the termination of our Consulting Agreement with William Mackey, our former CEO and President, he agreed to return to Enterprise Partners a total of 8,440,200 shares of common stock which he had agreed to purchase from Enterprise, but for which he had not yet made payment. In December, 2007, Enterprise Partners, LLC transferred the remaining 268,481 Series A Convertible Preferred shares held by it to its debenture holders (23 persons). As a result of these transactions, Enterprise partners, LLC holds a total of 9,997,900 shares of our common stock, representing a total of 30.5 percent of our shares outstanding.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2007 and December 31, 2006:
                                      CHANGES IN NET ASSET VALUE
                                        For the           For the
                                     twelve months     twelve months
                                        ended              ended
                                  December 31, 2007   December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00211)   $    (0.00077)
Proceeds from preferred stock                -            0.00209
Proceeds from common stock                   -            0.00321
Net investment income                   (0.00793)        (0.00664)
Net unrealized appreciation                  -                -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.01004)   $    (0.00211)
                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 6.    FINANCIAL HIGHLIGHTS. (continued)

  Financial highlights as of December 31, 2007 and December 31, 2006 are based on 28,781,639 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 32,781,639 shares outstanding as of December 31, 2007, based on conversion of the Series A Convertible Preferred Stock into 4 million common shares, the actual conversion under the terms of the Series A Preferred Stock which occurred in March 2008.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.	OTHER MATTERS

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 12,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. The note was subsequently renewed for additional six month terms.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. The notes were subsequently renewed for additional six month terms.

A total of $5,467 in interest has been accrued on the above loans as of December 31, 2007.

The borrowed funds were used as general working capital for the Company.

Note 8.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $445,514 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2008
							United EcoEnergy Corp.

							/s/ Robert Hipple
					    By....................................
						Robert Hipple
       Interim Chief Executive and Financial
       Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date


    /s/  Adam Mayblum		Director				April 14, 2008
............................
	 Adam Mayblum

     /s/  Alec Hoke       	Director				April 14, 2008
............................
       Alec Hoke

     /s/  John Paul DeVito	Director				April 14, 2008
............................
	 John Paul DeVito