Form 10-Q
period 2008-06-30
United EcoEnergy Corp.
filed 2008-08-15
CIK 1096938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 2008

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

	The number of shares of the Registrant?s Common Stock, $0.001 par value, outstanding as of July 15, 2008, was 32,781,639 shares.



                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 2008 and December 31, 2007                  F-1

Schedule of Investments as of June 30, 2008                               F-2

Statements of Operations for the three month and six month periods
    ended June 30, 2008 and 2007                                          F-3

Statements of Cash Flows for the six month periods ended
    June 30, 2008 and 2007                                                F-4

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


PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                           June 30, 2008     December 31, 2007
                                             (unaudited)
                                            ---------------    ---------------
Assets:
Cash and cash equivalents                 $            76       $         31
Due from affiliate                                 21,400             20,800
Rent deposit                                          972                972
                                              ------------       ------------
Total Current Assets                               22,448             21,803
Other Assets:
Investments in Portfolio Companies                      -                  -
                                              ------------       ------------
Total Assets                              $        22,448             21,803
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        55,605        $    37,826
    Other current liabilities:
       Accrued interest                             9,952              5,467
       Due to affiliate                           200,000            187,500
       Short term loans                           105,000             80,000

                                               ------------      ------------
     Total current liabilities                    370,557            310,793
    Long term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                 370,557            310,793
                                               ------------     -------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 32,781,639 shares at
    June 30, 2008 and 28,781,639
    shares at December 31, 2007                    32,782             28,782
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 0 shares at June 30, 2008 and
    1,000,000 shares at December 31, 2007.              -              1,000
  Additional paid-in capital                      123,742            126,742
  Accumulated deficit                            (504,633)          (445,514)
                                                ------------     ------------
  Total Stockholders? Equity (Deficit):          (348,109)          (288,990)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $     22,448       $     21,803
                                                ============     ============
Net Asset value per common share             $   (0.01062)      $   (0.01004)


The accompanying notes are an integral part of these financial statements.
                          UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                June 30, 2008

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





                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                               For the three and six months ended
                            June 30, 2008               June 30, 2007
                             (unaudited)                 (unaudited)
                         3 months    6 months       3 months     6 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                        ----------  ----------       ----------   ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   18,750      40,000          60,000     122,500
      Interest expense       2,425       4,485           2,267       2,267
      Rent expense           1,650       3,100           1,350       2,700
      Professional fees      5,583       5,583           6,166       6,166
      Other expenses           467       5,951             384       2,234
                          ----------  ----------      ----------  ----------
Total operating costs       28,875      59,119          70,167     135,867
                          ----------  ----------      ----------  ----------
Net investment loss        (28,875)    (59,119)        (70,167)   (135,867)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (28,875) $ (59,119)       $ (70,167) $(135,867)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $  (0.0009) $  (0.0018)      $ (0.0023) $  (0.0047)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   Outstanding            32,781,639  32,781,639      28,781,639  28,781,639
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.






                             UNITED ECOENERGY CORP.
                            STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             June 30, 2008 and 2007
                                 (unaudited)

                                              For the six months ended
                                           June 30, 2008     June 30, 2007
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $     (59,119)     $    (135,867)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash provided
    (used) in operating activities:

    Increase in accounts payable                17,779             11,550
    Increase in accrued interest                 4,485              2,551
    Increase in amounts due
         to affiliate                           12,500             45,000
    Increase (decrease)in amounts due
        from affiliate                            (600)           (11,500)
                                             ------------        -----------
Net cash provided (used)
    in operating activities                    (24,955)           (88,266)

Cash flows from financing activities:
Net proceeds from issuance of short-
    term debt                                   25,000             80,000
                                             ------------         -----------
Net cash provided by financing
    activities                                  25,000             80,000
                                            ------------         -----------
Net increase (decrease) in cash                     45             (8,266)
Cash, beginning of period                           31             24,169
                                            ------------          -----------
Cash, end of period                       $         76        $    15,903
                                            ============          ===========







The accompanying notes are an integral part of these financial statements.




                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

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

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market caused the Company to re-think its market focus, a process which is on-going. At June 30, 2008, the Company had no net assets invested in alternative energy companies or other portfolio companies.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the instructions to Form 10-Q, including Regulation S-X. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2008)(the Audit Guide).

No common shares were issued during the quarter ended June 30, 2008. The 1 million shares of Series A Convertible Preferred Stock outstanding at December 31, 2007 converted automatically into 4 million shares of common stock, as provided in the Statement of Preferences for the Preferred Stock on March 31, 2008.




                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2008, the Company has approximately $504,633 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.



                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2008, the Company did not have any consolidated subsidiaries.

Financial instruments:
The fair values of all financial instruments approximate their carrying values.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (?SFAS 162?), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with ..S. generally accepted accounting principles (GAAP) for non-governmental entities. The Statement will be effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board (?PCAOB?) amendments to AU
Section 411, ?The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.? We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

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

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 3. Portfolio Investments (continued)

company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

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

The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The
Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

No investment advisory fees have been accrued for the year ended December 31, 2007 or the six month period ended June 30, 2008.

On April 1, 2006, the Company entered into a Consulting Agreement with
William Mackey, our former President and CEO, to cover his services until such time as the Company completed its first portfolio investment in the alternative energy market and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey was entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. Enterprise Partners has paid the accrued amounts due to Mr. Mackey through July, 2007, and the total accrued balance at March 31, 2008 of $200,000 as accrued amounts due to
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

affiliate includes these payments. The amounts due are non-interest bearing and payable on demand. In October, 2007, Mr. Mackey resigned as Chairman and CEO of the Company and his consulting agreement was terminated. A balance of $22,500 is due to Mr. Mackey under his Consulting Agreement through October, 2007, and Mr. Mackey has agreed to defer payment of the amount due until the Company has received an additional $500,000 in capital contributions. The $22,500 due to Mr. Mackey is included in accounts payable.

Amounts due from affiliate totaling $21,400 at June 30, 2008 represent short-term, non-interest bearing advances to an affiliated company.

Managerial Assistance

On June 26, 2008, the Board of Directors approved an administration agreement with Enterprise Administration, LLC, a Florida limited liability company controlled indirectly by Adam Mayblum, a director, and Patrick Donelan, a principal of Enterprise Partners, LLC along with Mr. Mayblum. The Administration Agreement provides that Enterprise Administration, LLC will provide office, accounting, and related administrative and support services to the Company on a cost basis attributable directly to the services provided. The Agreement will allow the Company to operate without the added expense of locating and leasing its own separate office space, personnel, telephone, and related costs.

Subsequently, the Company and Enterprise Administration, LLC entered into a Consulting Agreement with CF Consulting, LLC effective August 1, 2008 under which CF Consulting will provide the services, previously provided to the Company under the 2 year Consulting Agreement which expired in February 2008, to the Company through Enterprise Administration, LLC, as a sub-administrator.

The Company and Enterprise Administration, LLC also entered into a Consulting Agreement with The Turnaround Group, LLC effective August 1, 2008 under which The Turnaround Group, LLC will provide executive management services to the Company through Enterprise Administration, LLC as a sub-administrator, and through which Kelly T. Hickel will serve as a Chairman, a Director and Chief Executive Officer.

Note 5.    Stockholders? Equity (Deficit).

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2005 to June 30, 2008:









                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 5.    Stockholders? Equity (Deficit)(Continued).

                                                              Additional
                              Shares            Par Value      Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit  Total
                      --------- --------- ---------  ---------  --------   --------  ------
--
Balance 12/31/2005    284,689       -   $     285  $    -    $  3,924    $(26,089)
$(21,880)
                    =========== ========= =========  =========  ========  =========
========
Stock split
  (100 for 1)       28,468,900       -      28,184       -     (28,184)         -
-
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000          -
60,000
Issuance of common     177,600       -         178       -      44,222          -
44,400
Issuance of common      40,600       -          41       -      10,059          -
10,100
Issuance of common      94,539       -          94       -      37,721          -
37,815
Net loss                     -       -           -       -           -    (191,160)
(191,160)
                    ----------- --------- ---------  ---------  --------   --------- ------
---
Balance 12/31/2006  28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(217,249) $
(60,725)
                    ========== ========= =========    ======= =========   =========
========
Net loss                     -       -           -       -           -    (228,265)
(228,265)
                    ---------- --------- ----------   ------- ---------   ---------   -----
---
Balance 12/31/2007  28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(445,514)
$(288,989)
Conversion of
preferred stock into
common stock         4,000,000 (1,000,0000)  4,000      (1,000) (3,000)         -
-
Net loss                     -        -          -        -          -      (59,119)
(59,119)
                    ---------- --------- ---------    ------- ---------   ---------   -----
---
Balance 6/30/2008   32,781,639        -   $ 32,782   $    -   $123,742   $ (504.633) $
348,109
                    ========== ========= =========    ======= =========   =========
========

The 1 million shares of convertible preferred stock outstanding at December 31, 2007 automatically converted into 4 million common shares during the quarter ended March 31, 2008. As a result, there were 32,781,639 common shares issued and no preferred shares issued as of March 31, 2008 and June 30, 2008.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2008 and for the twelve months ended December 31, 2007:

                                       CHANGES IN NET ASSET VALUE
                                        For the           For the
                                       six months       twelve months
                                        ended              ended
                                     June 30, 2008   December 31, 2007
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00882)   $    (0.00270)
Net investment income                   (0.00180)        (0.00612)
Net unrealized appreciation                  -                -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.01062)   $    (0.00882)
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 6     FINANCIAL HIGHLIGHTS (continued)

(1) Financial highlights as of June 30, 2008 and December 31, 2007 are based on 32,781,639 common shares outstanding giving retroactive effect to the conversion of the preferred stock into 4 million shares of common stock of March 31, 2008. The December 31, 2007 financial reports and Form 10-K used the undiluted common share figure at the time, 28,781,639, and the financial highlights presented here have been adjusted accordingly.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.	OTHER MATTERS

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. The note has been extended on the same terms to February 1. 2009.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. The notes have been extended on the same terms to March 27, 2009.

A total of $9,067 in interest has been accrued on the above loans as of June 30, 2008.

The borrowed funds were used as general working capital for the Company.

On February 22, 2008, the Company borrowed $25,000 from Leaddog Capital, LP and issued its promissory note payable on the earlier of the date that an additional $350,000 in capital is raised for the Company or October 22, 2008. The note carries interest at 10 percent. Leaddog Capital also received 100,000 shares of common stock, issued on April 1, 2008, as a placement fee.

A total of $885 in interest has been accrued on this note as of June 30, 2008. The borrowed funds were used as general working capital for the Company.

Note 8.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $504,633 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 8.  Going Concern (continued)

is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Management Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2008, we had not yet made any portfolio or other investments. However, we have signed letters of intent for the acquisition of several potential portfolio companies and currently are engaged in due diligence, which we expect to lead to a definitive acquisition agreement in the third quarter, ended September 30, 2008.

Operating Activities

As of June 30, 2008, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

For the quarter ended June 30, 2008, we incurred consulting expenses of $18,750, rent expense of $1,650, professional fees of $5,583, interest expense of $2,425 and other expenses totaling $467, compared to consulting expenses of $60,000, rent expenses of $1,350, professional expenses of $6,166, interest expenses of $2,267 and other expenses of $384 for the quarter ended June 30, 2007. Our total expenses were $28,875 and $70,167, respectively for the quarters ended June 30, 2008 and 2007. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2008 are included in Footnote 6 to our Financial Statements.


Investment Activity

There were no portfolio investments made during the three months ended June 30, 2008.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2008.

Operating Expenses

Operating expenses for the quarter ended June 30, 2008 are broken down as follows:

            Consulting expenses               $   18,750
            Professional fees                      5,583
            Rent                                   1,650
            Other expenses:

                Bank fees                17
                Interest              2,425
                Other expense           450
		                         ---------
                                                   2,892
                                                 --------
   Total operating expense                        28,875

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which provides CFO and Chief Compliance Officer services. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $550 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders? Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2008 compared to $0 for the quarter ended June 30, 2007 and $0 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2008 compared to $0 for the quarter ended
June 30, 2007 and $0 for the year ended December 31, 2007.



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

On February 1, 2007, we borrowed the sum of $50,000 from an existing minority shareholder for a nine month term with interest due at maturity at the rate of 9 percent per year, later extended to February 1, 2009. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $.40 per share for a period of two years. A total of $5,917 in interest has been accrued on this loan at March 31, 2008. On March 27, 2007 the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a nine month term with interest due at maturity at the rate of 9 percent per year, later extended to March 27, 2009. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. A total of $1,575 interest has been accrued on each of these notes as of June 30, 2008. On February 22, 2008, the Company borrowed $25,000 from an unrelated party payable at 9 percent interest for 8 months, due October 22, 2008 or the earlier date when the Company has raised at least $350,000 in new capital, plus 100,000 shares of common stock. A total of $885 in interest has been accrued on this note as of June 30, 2008. The borrowed funds were used as general working capital for the Company.

We generated no cash flows from operations during 2007 and the current year to date through June 30, 2008. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2008 and the twelve months ended December 31, 2007, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of June 30, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended June 30, 2008. There were 32,781,639 common shares issued as of June 30, 2008 and no shares of preferred stock issued at June 30, 2008.

Item 3. Defaults Upon Senior Securities.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit              Description of Exhibit

10.1		Administration Agreement with Enterprise Administration dated June
            26, 2008

10.2 Consulting Agreement with CF Consulting, LLC and Enterprise Administration, LLC

10.3 Consulting Agreement with The Turnaround Group, LLC and Enterprise Administration, LLC

31 Certification of Chairman and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32 Certification of Chairman and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Kelly T. Hickel                          August 14, 2008
Kelly T. Hickel
Chairman








3

7