Form 10-Q
period 2008-09-30
United EcoEnergy Corp.
filed 2008-11-05
CIK 1096938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2008

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

	The number of shares of the Registrant?s Common Stock, $0.001 par value, outstanding as of October 27, 2008, was 34,385,114 shares.



                             TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 2008 and December 31, 2007             F-1

Schedule of Investments as of September 30, 2008                          F-2

Statements of Operations for the Three and Nine-month periods
 ended September 30, 2008 and 2007                                        F-3

Statements of Cash Flows for the Nine-month periods ended
    September 30, 2008 and 2007                                           F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          2

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         7

Item 4.  Controls and Procedures                                            7

PART II.  OTHER INFORMATION                                                 8

Item 1.  Legal Proceedings                                                  8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        8

Item 3.  Defaults Upon Senior Securities                                    8

Item 4.  Submission of Matters to a Vote of Security Holders                8

Item 5.  Other Information                                                  8

Item 6.  Exhibits and Reports on Form 8-K                                   8


         Signatures                                                         8




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                             September 30,       December 31,
                                                2008                2007
                                             (unaudited)
                                            ---------------    ---------------
Assets:
Cash and cash equivalents                 $       166,066       $         31
Due from affiliate                                  3,550             20,800
Rent deposit                                            -                972
Accrued interest                                      691                  -
                                              ------------       ------------
Total Current Assets                              170,307             21,803
Other Assets:
Investments in Portfolio Companies                100,000                  -
                                              ------------       ------------
Total Assets                              $       270,307             21,803
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        26,166        $    37,826
    Due to affiliate                              175,781            187,500
    Short term loans                               58,265             80 000
    Accrued interest                               12,199              5,467
                                               ------------      ------------
     Total Current Liabilities                    272,411            310,793
    Long Term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                 272,411            310,793
                                               ------------     -------------
Commitments and Contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 34,385,114 shares at
    September 30, 2008 and 28,781,639
    at December 31, 2007                           34,385             28,782
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued no shares at September 30, 2008
    and 1,000,000 at December 31, 2007                  -              1,000
  Additional paid-in capital                      595,165            126,742
  Accumulated deficit                            (631,654)          (445,514)
                                                ------------     ------------
  Total Stockholders? Equity (Deficit):            (2,104)          (288,990)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $    270,307       $     21,803
                                                ============     ============
Net Asset value per common share             $    0.00073        $  (0.01004)

The accompanying notes are an integral part of these financial statements.



                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                September 30, 2008

     Portfolio        Industry     Amount      Cost     Fair       % of
    Investments                   or Number             Value    Net assets
-------------------  ---------  -----------  -------- ---------  -----------
 City 24/7 LLC       Technology  $100,000    $100,000 $100,000        -

                                             -------- ---------  -----------
Total                                        $100,000 $100,000        -
                                             ======== =========  ===========







































The accompanying notes are an integral part of these financial statements.





                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                               For the three and nine months ended
                          September 30, 2008          September 30, 2007
                             (unaudited)                 (unaudited)
                         3 months    9 months       3 months     9 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $     691    $     691      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                        ----------  ----------       ----------   ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   47,850      87,850          50,000     172,500
      Rent expense           2,622       5,722           1,350       4,050
      Professional fees     17,583      23,166           2,333       8,499
      Other expenses        59,523      70,093           1,704       6,205
                          ----------  ----------      ----------  ----------
Total operating costs      127,578     186,831          55,387     191,254
                          ----------  ----------      ----------  ----------
Net investment loss       (126,887)   (186,140)        (55,387)   (191,254)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $ (126,887) $(186,140)       $ (55,387) $(191,254)
                          ==========  ===========     ==========  ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $  (0.0039) $  (0.0057)      $ (0.0019) $  (0.0066)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      32,915,597  32,915,597      28,781,639  28,781,639
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   32,915,597  32,915,597      43,721,881  41,027,991
                          ==========  ===========     =========== ==========

The accompanying notes are an integral part of these financial statements.



                        UNITED ECOENERGY CORP.
                       STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED
                     September 30, 2008 and 2007
                             (unaudited)
                                             For the Nine months ended
                                        September 30, 2008 September 30, 2007
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (186,140)     $    (191,254)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    in operating activities:

    (Increase) decrease in accounts receivable    (691)                 -
    Increase (decrease)in accounts payable     (11,660)            35,233
    Increase (decrease)in amounts due
       to affiliate                            (11,719)            59,600
    Increase (decrease) in amounts due
       from affiliate                           17,250            (11,500)
    Increase (decrease) in deposits                972                  -
    Decrease in amounts due to stockholder         -                    -
    Increase in accrued interest                 6,732              3,867
                                             ------------        -----------
Net cash used in operating activities         (185,256)          (104,054)

Cash flows from financing activities:

    Short term loan                           (100,000)                 -
                                             ------------        -----------
Net cash used in investing activities         (100,000)                 -

Cash flows from financing activities:

Net proceeds from issuance of common
    stock                                      473,026                  -
Net proceeds from issuance of
    short-term debt                             25,000             80,000
Payment of short-term debt                     (46,735)                 -
                                             ------------         -----------
Net cash provided by financing
    activities                                 451,291             80,000
                                            ------------         -----------
Net increase (decrease) in cash                166,035            (24,054)
Cash, beginning of period                           31             24,169
                                            ------------          -----------
Cash, end of period                       $    166,066        $       115
                                            ============          ===========

The accompanying notes are an integral part of these financial statements.


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

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

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market has lead the Company to re-think its market focus, a process which is on-going. At September 30, 2008, the Company had no net assets invested in alternative energy companies and a total of $100,000 invested in other portfolio companies, as a short term interest bearing secured loan.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2007. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2008)(the Audit Guide).

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

liabilities. At September 30, 2008, the Company has approximately $631,654 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2008, the Company did not have any consolidated subsidiaries.

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

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will provide investment advisory services to the Company. United EcoEnergy Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, which holds 6,515,760 shares of our common stock, representing approximately 18.9 percent of the common shares outstanding. Mr. Mayblum owns 7,721,270 shares, directly or indirectly as custodian and also serves as a director of the Company. Mr. Donelan owns 7,721,270 shares directly or indirectly as custodian.

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

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

          (ii) The second part of the Incentive Fee (the Capital Gains Fee) will be determined and payable in arrears as of the end of each fiscal year (or upon termination of this Agreement as set forth below), commencing on
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

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

No investment advisory fees have been accrued for the quarter ended September 30, 2008.

On September 1, 2008, the Company entered into a Management Agreement with Enterprise Administration, LLC, under which the latter will provide administrative services to the Company, either directly or through sub-administration agreements. Enterprise Administration, LLC is owned by Mr. Mayblum and Mr. Donelan. Under the terms of the Agreement, all management, administration, rent, telephone and related operating needs will be provided by Enterprise Administration, LLC to the Company, and the Company will reimburse Enterprise Management, LLC for the actual costs of these services on a monthly basis.

Amounts due from affiliate totaling $3,550 at September 30, 2008 represent short-term, non-interest bearing advances to an affiliated company. The amounts due affiliate of $175,781 at September 30, 2008, represent funds advanced to and expenses paid by Enterprise Partners, LLC to the Company in prior years.

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

Note 5.    Stockholders? Equity.

The Company issued a total of 1,603,475 common shares in the quarter ended
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

Note 5.    STOCKHOLDERS? EQUITY (continued).

September 30, 2008 for cash consideration of $473,025. The Company Form 10-K report for the year ended December 31, 2007 contains a table setting forth all of the shares of common and preferred stock issued from inception through December 31, 2007, a total of 27,781,639 common shares and 1,000,000 convertible preferred shares. In February, 2008, the convertible preferred shares converted automatically into 4,000,000 common shares.

As a result, there were 34,385,114 common shares issued as of September 30, 2008 and no preferred shares.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2008 and for the twelve months ended December 31, 2007:

                                     CHANGES IN NET ASSET VALUE
                                        For the           For the
                                      nine months       twelve months
                                        ended              ended
                                  September 30, 2008  December 31, 2007
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00878)   $    (0.00211)
Proceeds from common stock               0.01437              -
Net investment income                   (0.00565)        (0.00793)
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00063)   $    (0.01004)

(1) Financial highlights as of September 30, 2008 and December 31, 2007 are based on 32,915,597 and 28,781,639 common shares outstanding, respectively.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.	OTHER MATTERS

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. In September, 2008, a total of $30,000 was paid in principal on this note, and a total of $6,920 in interest has accrued on the loan as of September 30, 2008.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 2008
                                (unaudited)

Note 7.	OTHER MATTERS (Continued)

rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. In September, 2008, the Company paid a total of $8,368 in principal on each note.

A total of $1,884 in interest has been accrued on each of the two loans as of September 30, 2008.

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

A total of $1,510 in interest has been accrued on this note as of September 30, 2008. The borrowed funds were used as general working capital for the Company.

Note 8.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $631,654 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.














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

Overview

The Company was incorporated under the Nevada General Corporation Law in February 1997 as MNS Eagle Equity Group III, Inc., and was a development stage company through the end of 2005, and until the Company changed its business model with the election to be treated as a business development company on February 28, 2006. On February 21, 2006, the Company changed its corporate name to United EcoEnergy Corp., to reflect its new business model and plan by the filing of an amendment to its Articles of Incorporation with the State of Nevada on February 21, 2006.

On February 27, 2006, the Company filed a Certificate of Designations for Series A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Series A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for initial working capital. The Series A Convertible Preferred Stock was $0.001 par value stock, and was convertible into common stock based on a formula under which conversion was equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. The Series A Convertible Preferred Stock automatically converted into common stock on the second anniversary of issue, at the formula price, at a conversion formula of 4 common shares for each preferred share. A total of 4,000,000 common shares were issued on the conversion.

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

As of September 30, 2008, we had not yet made any portfolio or other investments except for a short term secured loan to City 24/7, LLC. We have signed an investment agreement for the acquisition of a 25 percent interest in City 24/7, LLC and a second agreement to acquire up to 35 percent of Shelby Super Cars, Inc.

Operating Activities

As of September 30, 2008, our operating activities have involved identifying suitable portfolio investments, negotiating investment terms, entering into investment agreements and undertaking due diligence. We also completed additional fund raising activities to support our portfolio investment activities through a Regulation E offering. We filed a Form 1-E notice and offering circular with the SEC in December 2007, which became effective in January 2008 and sold a total of 1,603,475 common shares for net proceeds to the Company of $473,025 through October 15, 2008. That offering has now terminated, but the Company anticipates filing a new Regulation E notice in the near future to raise additional capital for its portfolio investment activities. Under Regulation E, a business development company can offer and sell up to $5,000,000 in value of its stock in any consecutive, rolling 12 month period so long as the provisions of Regulation E are met.

As a result of these activities, our investment advisor, United EcoEnergy Advisors, LLC, recommended to our Investment Committee that the Company undertake portfolio investments in City 24/7, LLC and Shelby Super Cars, Inc. The Investment Committee of the Board of Directors met to consider each of these separate investment recommendations, and after considering the companies, their operations, business model and other relevant factors, approved the recommendation of the investment advisor for approval by the entire Board of Directors. At subsequent meetings of the Board of Directors, both of these investment recommendations were approved.

The Company has entered into an investment agreement to acquire a 22.5 percent ownership interest in City24/7 LLC for $750,000. City 24/7 has partnered with a Fortune 100 telecommunications company to launch a new information system built to reinvigorate the existing payphone structure. The completely interactive "Super Booth" will broadcast locally relevant information and advertising in targeted locations across the country, starting in New York City. While the due diligence process continues, the Company advanced a loan of $100,000 to City 24/2, LLC in September 2008 and another $150,000 in October, 2008. Both loans are due in December, 2008, bear interest at 12 percent per annum, and are secured by the assets of City 24/7, LLC. The principal and interest due on the loans will offset the investment amount due at closing on the portfolio investment.

The Company also has entered into an agreement to acquire an up to 35 percent stake in Shelby Super Cars, Inc (SSC). SSC, an all-American auto manufacturer based in West Richland, Washington, has solidified its place in history with the production of the Ultimate Aero Supercar currently holding the Guinness World Record title of the ?Fastest Production Car in the World,? Additionally, SSC is working on the Ultimate Aero EV ? a 100% Green Supercar which it hopes will set the benchmark for the ?world?s fastest electric car.? UEEC will be investing $1 million of its stock in SSC in exchange for 5% of SSC?s shares at the closing of the investment agreement, 25% of SSC?s shares in exchange for investing $5,000,000 and another, up to 5% of SSC?s shares when the $5 million investment is completed.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee may consider valuations from an independent valuation firm, from our Investment Committee and from management, as well as other appropriate indicators of the value of our portfolio, in its discretion.

Results of Operations

For the quarter ended September 30, 2008, we incurred consulting expenses of $47,850, rent expense of $2,622, professional fees of $17,583 and other expenses totaling $59,522, compared to consulting expenses of $50,000, rent expenses of $1,350, professional fees of $2,333 and other expenses of $1,704 for the quarter ended September 30, 2007. Our total expenses were $127,577 and $55,387, respectively for the quarters ended September 30, 2008 and 2007. We had $691 of investment income (interest) for the quarter ended September 30, 2008 and no income reported for the earlier quarter.

Financial Highlights

Financial highlights of the Company for the period ending September 30, 2008 are included in Footnote 6 to our Financial Statements.

Investment Activity

There were no portfolio investments made during the three months ended September 30, 2008 except for the $100,000 secured loan to City 24/7, LLC.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned $691 investment income during the quarter ended September 30, 2008.

Operating Expenses

Operating expenses for the quarter ended September 30, 2008 are broken down as follows:

            Consulting expenses               $   47,850
            Rent                                   2,622
            Other expenses:
                Accounting fees       2,583
                Legal fees           15,000
                Bank fees               158
                Interest              2,247
                Transfer agent fees   1,645
                Travel                2,720
                Offering expenses    51,688
		    Miscellaneous         1,064
                                   ---------
                                                  77,105
                                                 --------
   Total operating expense                     $ 127,577

The consulting expenses were paid or due to our CEO, Kelly Hickel ($5,000) and to CF Consulting, LLC, pursuant to a Consulting Agreement to provide
CFO and Chief Compliance Officer for a monthly fee of $6,250. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services under the same Consulting Agreement. The offering expenses included filing fees, escrow fees, and placement agent fees of $47,303, based on ten percent of the funds raised. The remaining expenses were paid or due to non-affiliated parties.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders? Equity Resulting from Operations

Our net investment loss totaled $126,887 for the quarter ended September 30, 2008 compared to $55,387 for the quarter ended September 30, 2007 and $228,265 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2008 compared to $0 for the quarter ended September 30, 2007 and $0 for the year ended December 31, 2007.

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

On February 1, 2007, we borrowed the sum of $50,000 from an existing minority shareholder for a nine month term with interest due at maturity at the rate of 9 percent per year, later extended to February 1, 2009. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $.40 per share for a period of two years. A total of $6,920 in interest has been accrued on this loan at September 30, 2008. On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a nine month term with interest due at maturity at the rate of 9 percent per year, later extended to March 27, 2009. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. A total of $1,884 in interest has been accrued on each of these notes as of September 30, 2008. On February 22, 2008, the Company borrowed $25,000 from an unrelated party payable at 9 percent interest for 8 months, due October 22, 2008 or the earlier date when the Company has raised at least $350,000 in new capital, plus 100,000 shares of common stock. A total of $1,510 in interest has been accrued on this note as of September 30, 2008, and the note term has been extended. The borrowed funds were used as general working capital for the Company.

We completed additional fund raising activities during the quarter ended September 30, 2008 to support our portfolio investment activities through a Regulation E offering. We filed a Form 1-E notice and offering circular with the SEC in December 2007, which became effective in January 2008 and sold a total of 1,603,475 common shares for net proceeds to the Company of $473,025 through October 15, 2008. That offering has now terminated, but the Company anticipates filing a new Regulation E notice in the near future to raise additional capital for its portfolio investment activities. Under Regulation E, a business development company can offer and sell up to $5,000,000 in value of its stock in any consecutive, rolling 12 month period so long as the provisions of Regulation E are met.

We generated no cash flows from operations during 2007 and the current year to date through September 30, 2008. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of September 30, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold a total of 1,603,475 common shares for net proceeds to the Company of $473,025 through September 30, 2008.

As a result, there were 34,385,114 common shares issued as of September 30, 2008.

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

 /s/  Kelly T. Hickel                        November 5, 2008
---------------------
Kelly T. Hickel
Chief Executive Officer