Form 10-K
period 2008-12-31
United EcoEnergy Corp.
filed 2009-04-15
CIK 1096938

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00717

                        UNITED ECOENERGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517723
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

 1365 N. Courtenay Parkway, Suite A,
        Merritt Island, FL                                   32953
(Address of Principal Executive Offices)                     (Zip Code)

                              (321)-452-9091
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (?229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                                 [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer,an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer { }  Accelerated filer { }  Non-accelerated filer [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.
                                                                 $ 553,599

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of March 21, 2009, was 34,710,537 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearlydescribed for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.



                               TABLE OF CONTENTS
	                              PART I
	Item 1.  Business.............................................  1

	Item 1A  Risk Factors ........................................ 11

	Item 1B  Unresolved Staff Comments ........................... 14

	Item 2.  Properties .......................................... 14

	Item 3.  Legal Proceedings.................................... 14

	Item 4.  Submission of Matters to a Vote of Security Holders.. 14

	                             PART II
	Item 5.   Market for Registrant?s Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities ......................................... 15

	Item 6.   Selected Financial Data............................. 16

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 16

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk.......................................... 19

	Item 8   Financial Statements and Supplementary Data.......... 19

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure .............. 19

	Item 9A(T). Controls and Procedures........................... 19

	Item 9B. Other Information.................................... 20

	                            PART III
	Item 10  Directors, Executive Officers and Corporate
               Governance .......................................... 20

	Item 11. Executive Compensation............................... 24

	Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters........... 27

	Item 13. Certain Relationships and Related Transactions and
               Director Independence ............................... 30

	Item 14. Principal Accountant Fees and Services............... 32

	Item 15. Exhibits, Financial Statement Schedules.............. 33

Index to Financial Statements....................................... 34

Financial Statements............................................... F-1

Signatures.......................................................... 35


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

Effective February 27, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 28,468,900 common shares then outstanding. This forward split has been reflected retroactively on our financial statements

On February 27, 2006, the Company filed a Certificate of Designations for
Series A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Series A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for initial working capital. The Series A Convertible Preferred Stock automatically converted into common stock effective March 21, 2008, with the issuance of 4,000,000 shares of common stock of the Company for the Series A Convertible Preferred Stock, and there are no Series A Convertible Preferred Stock shares remaining issued and outstanding after that date.

Operating Activities

As of December 31, 2008, our operating activities have involved identifying suitable portfolio investments, negotiating investment terms, entering into investment agreements and undertaking due diligence. We also completed additional fund raising activities to support our portfolio investment activities through a Regulation E offering. We filed a Form 1-E notice and offering circular with the SEC in December 2007, which became effective in January 2008 and sold a total of 1,928,898 common shares for net proceeds to the Company of $470,189 through October 31, 2008. That offering has now terminated, but the Company filed a new Regulation E notice in November, 2008 to raise additional capital for its portfolio investment activities. Under Regulation E, a business development company can offer and sell up to $5,000,000 in value of its stock in any consecutive, rolling 12 month period so long as the provisions of Regulation E are met. No additional funds were raised during the period ended December 31, 2008 under the Regulation E Notice filed in November, 2008.

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

The Company entered into an investment agreement to acquire a 22.5 percent ownership interest in City 24/7 LLC for $750,000. City 24/7 has partnered with a Fortune 100 telecommunications company to launch a new information system built to reinvigorate the existing payphone structure. The completely interactive "Super Booth" will broadcast locally relevant information and advertising in targeted locations across the country, starting in New York
City. While the due diligence process continued, the Company advanced a loan of $100,000 to City 24/2, LLC in September 2008 and another $150,000 in October, 2008. Both loans were due in December, 2008, bear interest at 12 percent per annum, and are secured by the assets of City 24/7, LLC. In November, 2008, the loans were extended to March 31, 2009. As a result of the significant downturn in the U.S. economy, which has affected the business model of City 24/7, LLC, the Company has determined not to complete the proposed portfolio investment, and has given notice to City 24/7 LLC that the two loans, totaling $250,000, plus accrued interest, are now due and payable. The loans are secured by a pledge of all of the assets of City 24/7, LLC.

The Company also has entered into an agreement to acquire an up to 35 percent stake in Shelby Super Cars, Inc (SSC). SSC, an all-American auto manufacturer based in West Richland, Washington, has solidified its place in history with the production of the Ultimate Aero Supercar currently holding the Guinness World Record title of the Fastest Production Car in the World, Additionally,
SSC is working on the Ultimate Aero EV, a 100% Green Supercar which it hopes will set the benchmark for the world?s fastest electric car. UEEC will be investing $1 million of its stock in SSC in exchange for 5% of SSC?s shares at the closing of the investment agreement, 25% of SSC?s shares in exchange for investing $5,000,000 and another, up to 5% of SSC?s shares when the $5 million investment is completed. The first share exchange is expected to close in April, 2009.

Financial information about market segments.

The Company does not currently have any significant portfolio investments and therefore has no market segment information. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

As a Business Development Company, or BDC, under the 1940 Act, the business model of the Company is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

We are not limited, as a BDC, to seeking portfolio investments in a particular market segment, and intend to seek investment in companies operating in a wide category of markets and business segments, including the alternative energy markets as well as medical devices and related markets.

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

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies. An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied to have its shares listed on a nationally recognized exchange such as the NYSE, the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

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

Much of this work will be done by management and by our investment adviser, United EcoEnergy Investment Advisors, LLC. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

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

The Company has not engaged in any activities, and has no customers or portfolio investments, outside of the United States. As a BDC, our investment portfolio is limited to U.S. companies, although a portfolio company in which we invest could have operations in both the U.S. and outside the U.S.

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



THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS
PLAN

         	The Company has had minimal revenues to date and will be entirely dependent upon its limited available financial resources. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

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

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in which to concentrate its investment efforts. The directors and executive officers of the Company have had contact or discussions with several entities or representatives of entities regarding consummation of a Portfolio Investment, but have not yet successfully completed an investment. Accordingly, there is no basis to evaluate the possible merits or risks of a Portfolio Investment, and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from CF Consulting, LLC., an independent consultant to the Company by which our contract CFO, Robert Hipple, is employed, for $550 per month commencing in March, 2008 for a two year term. This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2008.
                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market information.  The common shares of the Company have been admitted for trading on the NASD OTC Bulletin Board under the symbol UEEC. There has been only limited, sporadic trading activity to date. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of March 15, 2009, there were approximately 95 holders of record of our common stock.

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

	The following table sets forth, as of the year ended December 31, 2008, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

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

During 2006 through 2008, after the election to be treated as a BDC, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. The net loss, net loss per common share, net asset values, net asset value per common share, and related financial data as a BDC are provided in the financial statements included in this report

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2008, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2008, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. Through the end of the fiscal year, the Company incurred over $720,000 in expenses in connection with its Business Development Company operations, most of which related to investigation and negotiating acquisition terms for several acquisitions in 2007, which were ultimately not completed, and investigating and conducting due diligence on the two currently proposed portfolio acquisitions, and negotiating and entering into acquisition agreements.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management
Results of Operations

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2008 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged in one portfolio investment during the year ended December 31, 2008, represented by the total of $250,000 in secured short term loans to City 24/7, LLC, which are now due.

Long-Term Portfolio Investments

There were no long-term portfolio investments made during the twelve months ended December 31, 2008.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned interest income during the year ended December 31, 2008 in the amount of $8,190 in interest accrued on the short Term loans to City 24/7, LLC.

Operating Expenses

Operating expenses for the years ended December 31, 2008 and 2007 are broken down as follows:
                                            2008                2007
                                         ----------         -----------
             Consulting expenses         $  166,896         $  202,500
             Rent                             7,372              5,400
             Audit fees                      10,749             11,082
             Legal fees                      15,000                --
             Offering expenses               62,738                --
             Other expenses:
                Bank fees                       490                197
                Filing fees                       -                325
                Interest                      7,966              5,467
                Office supplies                 812                 52
                Licenses and permits            500                --
                Miscellaneous                   784                 67
                Postage and delivery            490                264
                Public relations              1,075                --
                Registered agent                270                135
                Printing                         51                 37
                Travel                        7,236              1,095
                Transfer agent                2,450              1,644
                                            --------           --------
   Total operating expense                  284,879            228,265

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a consulting agreement with CF Consulting, LLC, under which Robert Hipple served as our CFO and Chief Compliance Officer, for a monthly fee of $6,250, for services of our CEO and President, Kelly T. Hickel, at the rate of $5,000 per month, and for other consulting. The Company entered into an Administration Agreement on September 1, 2008 with Enterprise Administration, LLC, to provide executive officers, managers, administrative services and related services on an actual cost basis. Under that Administration Agreement, commencing on September 1, 2008, the Company receives the services of Mr. Hickel as President and CEO through The Turnaround Group, LLC; of CF Consulting, LLC to provide financial and compliance services; and the services of Tower 1 Consultants, LLC to provide Adam Mayblum as Director of Business Development, Patrick Donelan as Director of Corporate Finance, and also to provide a contract Director of Mergers and Acquisitions for the Company. Mr. Mayblum, who is a director of the Company and Chair of the Investment Committee of the Company, also controls, along with Mr. Donelan, our investment advisor, United
EcoEnergy Investment Advisors, LLC, as well as Enterprise Administration, LLC. Mr. Mayblum and Mr. Donelan also control Enterprise Partners, LLC, which with them, holds a majority of our common stock outstanding. The Company has paid a total of $79,046 during the year ended December 31, 2008 to Enterprise Administration, LLC for services provided and expenses paid on behalf of the Company by Enterprise Administration, LLC, for which it was billed on a monthly basis for actual costs incurred in the prior month. The Administration Agreement has a two year term ending August 31, 2010 but may be cancelled on 60 days notice by either the Administrator or by the Board of Directors of the Company.

Rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services. The remaining expenses were paid or due to non-affiliated parties, including $10,749 and $11,082 in professional fees of our independent audit firm for audit services in the periods ended December 31, 2008 and 2007, respectively; $15,000 in legal fees paid in 2008 in connection with our fund-raising activities; and $62,738 in offering expenses, including placement agents fees and expenses.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then majority shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on June 19, 2006, and accepted subscriptions for a total of 312,739 common shares, representing $92,366 in additional working capital during 2006. We sold no additional shares during the year ended December 31, 2007 but borrowed a total of $80,000 in short term loans from shareholders during the year. We issued an additional 1,928,898 common shares during 2008 for net proceeds of $497,522, and borrowed $25,000 on a short term note from Leaddog Capital, LP.

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

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2008 we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our CEO and consulting CFO as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our management concluded that, as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework in ?Internal Control Over Financial Reporting ? Guidance for Smaller Public Companies? issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective, based on those criteria.

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

None

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2008 covered by this report, their ages and positions held in the Company, are listed below.


      Name   				 Age		     Position
Kelly T. Hickel                       66         Chairman, CEO, Director
Adam Mayblum		                   43         Director
Alec Hoke			             42         Director
John Paul DeVito		             53         Director
Richard P. Rifenburgh                 77         Director
Michael Wiechnik                      62         Director
Boris Rubishevsky                     58         Director

    At a Special Meeting of the Board of Directors of the Company held on June 26, 2008, the Company increased the size of its Board of Directors from five to seven. The following new directors were then appointed to fill existing and new vacancies on the Board of Directors resulting from the expansion of the size of the Board:

         Kelly T. Hickel
         Richard P. Rifenburgh
         Boris Rubishevsky
         Michael R. Wiechnik

Mr. Hickel also was elected as Chairman.

	KELLY T. HICKEL was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President of Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm, CEO of Environmental Testing Laboratories, Inc. and Chairman of the Advisory Committee for Leaddog Capital Partners, Inc. Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University.

RICHARD P. RIFENBURGH has served as Chairman of the Board of Moval Management Corporation since 1968. Moval Management Corporation is a management Consulting firm that specializes in restoring companies in financial distress. From February 1989 until May 1991 Mr. Rifenburgh served as Chairman of the Board and Chief Executive Officer of Miniscribe Corporation, a publicly-held holding company and manufacturer of computer disc drives. From 1987 to 1990 he was a General Partner at Hambrecht and Quist Venture Partners, a venture capital organization. From 1988 to 1990 he was Chairman of the Board and Chief Executive Officer of Ironstone Group, Inc., and a publicly-held company. From1996 to 2002 he served on the Board of Directors of Tristar Corporation, a publicly-held manufacturer of cosmetics and fragrances that filed for bankruptcy in 2001. From 1992 to 2001 Mr. Rifenburgh served as a director of Concurrent Computer Corporation, which is a publicly reporting company.

     BORIS RUBISHEVSKY has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing. He has held several Board of Director positions. Most recently, Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. He actively works with firms in Germany and the former Soviet Union on the development of new technologies for homeland security and life science applications.

Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was with Isonics for fifteen years, playing a key role in its growth and development. He originally started the company to pursue life science opportunities based on products developed by the Russian nuclear industry. He identified expansion opportunities, leveraging Isonics? technology and expertise into homeland security and biotech applications as well as identifying capital funding sources, including the company?s initial public offering and follow-on secondary equity and debt offerings.

Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. These positions were based both in the US and abroad. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology. He is fluent in the Russian language and culture.

MICHAEL WIECHNIK launched his career with the State of New Jersey n 1973 in the Governor?s Office/ Parole Board, responsible for developing programs and administrative policies and procedures for the newly created, full time paroling authority. In 1976 the State of New Jersey elevated the Division of Correction and Parole to cabinet level status by establishing the Department of Corrections (DOC). Mr. Wiechnik was tapped to create a computerized management information system that would standardize and automate the calculation of inmate sentences and post each inmate?s information monthly.

Mr. Wiechnik has held several key leadership positions including Chief of the Bureau of Correctional Systems, Chief of the Bureau of Classification and Identification Services, Inmate Disciplinary Hearing Officer, Capital Planner, Supervisor of Capital Planning Construction and Facility Maintenance, Supervising Administrative Analyst/Office of Employee Relations and Administrative Analyst1. Currently Mr. Wiechnik is the driving force behind ?Clean Energy? initiatives for the DOC; planning distributive (electric) generation projects utilizing renewable and sustainable alternative energy sources. Mr. Wiechnick received a Bachelor of Arts degree in Psychology from the College of New Jersey (formerly Trenton State College).

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

      The Company currently maintains separate committees of the Board. As a result of the appointment of new directors, the Committee?s of the Board are:

       Audit Committee:
	Richard P. Rifenburgh, Chair
	John Paul DeVito
	Kelley T. Hickel

Governance and Nominating Committee:
	Richard P. Rifenburgh, Chair
	Alec Hoke
	John Paul DeVito

       Compensation Committee:
       	Richard P. Rifenburgh, Chair
	Kelly T. Hickel
       Boris Rubizhevsky

       Investment Committee
       	Adam Mayblum, Chair
       	John Paul DeVito
       	Alec Hoke
	Boris Rubizhevsky
       Michael R. Wiechnik

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

	The Company currently has in place an employee stock compensation plan and compensatory stock option plan. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

	The following table sets forth information concerning the compensation of the Company Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended
December 31, 2008, 2007 and 2006.

                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP
ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS
COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)      ($)
---------------------------------------------------------------------------------------------------
Stephen M. Siedow  2008   $ -0-    None	 None	   None	        None	        None	 $
-0-
 Former Chairman,  2007   $ -0-    None	 None	   None		 None	        None	 $
-0-
 President/CFO	    2006   $ -0-    None	8,120	   None		 None
None	 $ -0-

William K. Mackey  2008   $ -0-    None       None     None         None          None    $
-0-
Former Chairman/   2007   $ -0-    None     57,500     None         None          None    $
-0-
President          2006     NA      NA      75,000     NA              NA           NA
NA

Kelly T. Hickel    2008   $ -0-    None     20,000     None         None          None
None
Chairman/CEO       2007   $ -0-    None	 None	  None		None	       None	 $ -0-
 President/CFO	    2006   $ -0-    None	 None	  None		None	       None	 $
-0-
Mr. Mackey was due the sum of $7,500 per month under a consulting agreement with the
Company.
This amount had  been paid during 2006 and 2007 by Enterprise Partners, LLC and is reflected as
part of the amount due affiliate on the Company?s books. Mr. Mackey resigned in September,
2007
and agreed to defer the balance due him of $22,500 until such time as the Company raised a cumulative net amount of $500,000.

Mr. Hickel is employed by The Turnaround Group, LLC which has a consulting agreement with the
Administrator for the Company to provide various services for an amount equal to $5,000 per month in 2008.

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

The following parties are officers, directors, or known holders of more than 5% of the issuer?s common stock as of the date of this Offering Circular, based on 34,710,537 shares of common stock outstanding:

Name and address	             Position             Shares           Percent

Kelly T. Hickel(1)	     CEO, Director             --                --
1002 Creek Court
Longmont, CO

Adam Mayblum (2)(4)(7)         Director	       10,579,150(2)          30.5
50 Andrew Lane
New Rochelle, NY 10804

Alec Hoke			       Director		     20,000              --
721 Carriage Hill Lane
Boca Raton, FL  33486


John Paul DeVito	             Director	           20,000              --
1201 Hardscrabble Road
Chappaqua, NY 10514

Richard P. Rifenburgh          Director              20,000              --
2637 E. Atlantic Blvd.
# 133
Pompano Beach, FL  33062

Boris Rubizhevsky              Director              20,000              --
10 Blackledge Court
Closter, NJ 07624

Michael R. Weichnik            Director              20,000              --

*All directors & officers	                   11,419,150	           32.9
 as a group (4 persons)

Enterprise Partners, LLC(4)(7)                    6,515,760            18.8
50 Andrew Lane
New Rochelle, NY 10804

Patrick Donelan(3)(4)(7)		             10,579,150(3)         30.5
3570 Lakeview Drive
Delray Beach, FL 33445

Roadrunner Capital Group, LLC (4)	                940,000             2.7
48 Wall Street, Suite 1100
New York, NY 10005

Leaddog Capital, L.P. (5)        	              2,100,000             6.0
48 Wall Street, Suite 1100
New York, NY 10005

Albert Wardi (7)				              1,500,000             4.3
48 Wall Street, Suite 1100
New York, NY 10005

Chris Messalas (4)(5)(6)			        3,100,000             8.9
48 Wall Street, Suite 1100
New York, NY 10005

(1)	Mr. Hickel is a principal officer of FSR, Inc., which owns
1,057,000 shares of the common stock, representing 3.0 percent of the shares outstanding. Mr. Hickel is not an owner or beneficiary of FSR, Inc., directly or indirectly, and disclaims all beneficial interest in the shares owned by FSR, Inc.
(2)	Adam Mayblum owns or controls a total of 7,321,270 shares of Common
Stock, either directly or as custodian for his minor children, and also is a 50 percent owner of Enterprise Partners, LLC, which owns 6,515,760 shares of common stock and is therefore considered the beneficial owner of 3,257,880 common shares held by it. Adam
Mayblum has registered his Financial Industry Regulatory Authority (?FINRA?) series 7, 24 and 63 licenses with Wilmington Capital
Securities, LLC (?Wilmington?) a broker-dealer whose main office is located in Garden City, New York.
(3)	Patrick Donelan, owns or controls a total of 7,321,270 shares of
Common Stock, either directly or as custodian for his minor
children, and also is a 50 percent owner of Enterprise Partners,
LLC, which owns 6,515,760 shares of common stock and is therefore considered the beneficial owner of 3,257,880 common shares held by
it.
(4)	Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC entered into an Option Agreement dated December 11, 2007, for the sale of up to 6,915,760 shares of UEEC Common Stock to Roadrunner Capital
Group, LLC (?Roadrunner?).  Chris Messalas is the sole Managing
Member of Roadrunner.
(5)	Roadrunner is a New Jersey limited liability company.  Chris
Messalas is the sole managing member of Roadrunner and is deemed to have the right to direct the voting and dispositive control over the UEEC Common Stock that Roadrunner owns. Mr. Messalas has registered his FINRA series 7, 24 and 63 licenses with Wilmington. If Wilmington acts as a placement agent in this Offering, Wilmington and Mr. Messalas may receive fees based on the amount of capital they raise in the Offering. Pursuant to an Option Agreement with Adam Mayblum, Patrick Donelan and
Enterprise Partners, LLC, Roadrunner has the right to purchase up to an additional 5,915,760 shares of United EcoEnergy Corp. Common
Stock at an exercise price of $.00079 per share, but Roadrunner is restricted from exercising that portion of the Option, which when added to the sum ?beneficially owned,? (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange
Act of 1934, as amended, (the ?1934 Act?)), by Roadrunner and its affiliates, would exceed 9.5% of the number of shares of Common
Stock outstanding on the date of exercise, as determined in accordance with Rule 13d-1(j) of the 1934 Act. The Options if not exercised, expire at 5:00 p.m. Eastern Time on June 1, 2010.

(6)	Leaddog Capital, L.P. is a Delaware limited partnership. Chris
Messalas is the Chief Executive Officer, President and a
Director of Leaddog Capital Partners, Inc. which is the general partner of Leaddog Capital, L.P., and therefore, Mr.
Messalas is deemed to have the right to direct the voting and dispositive control over the UEEC Common Stock that Leaddog Capital, L.P. owns. Adam Mayblum, Patrick Donelan and
Enterprise Partners, LLC entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,000,000 shares of UEEC Common Stock to Leaddog Capital L.P. at an exercise price of $.00079 per share. LeadDog Capital L.P. exercised its option to purchase all 2,000,000 shares of Common Stock.

(7)	Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC have entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,500,000 shares of UEEC Common Stock to Albert Wardi at an exercise price of $.00079 per share. Mr.
Wardi has exercised his Option in part and has received
1,500,000 shares of UEEC Common Stock. Mr. Wardi is a registered representative and currently holds FINRA Series 7, 24 and 63 licenses that are registered with Carlton Capital, Inc. Chris Messalas is the Chief Executive Officer, President and sole Director of The Carlton Companies, Inc., which is the parent company of Carlton Capital, Inc.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       No officer, director or employee of the Company has received a salary of $60,000 or more in 2008 or 2007. Management personnel are provided to the Company under the Administration Agreement, which provides for payments of $5,000 per month to The Turnaround Group, LLC which provides Kelly T. Hickel as President and CEO, and payments of $5,000 each to Adam Mayblum and Patrick Donelan for services as Director of Business Development and Director of Finance, respectively. CF Consulting, LLC also receive monthly payments of $6,250 to provide services as CFO and Chief Compliance Manager for the Company, and has designated Robert Hipple to provide these services. Mr. Hipple is not an officer, director or employee of the Company. CF Consulting, LLC also has received payments totaling $7,372 and $5,400, for 2008 and 2007, respectively, in rent for office space and other services under a sub-lease agreement, at the rate of $550 per month. There were no other transactions, or series of transactions, for the years ended December 31, 2008 or 2007, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which, to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

	A copy of the Amended Investment Advisor Agreement with United EcoEnergy Advisors LLC is attached to the Proxy Statement filed with the SEC on June 19, 2006 as Appendix C

	No advisory fees were paid or accrued during the year ended December 31, 2008.

     The Company entered into an Administration Agreement with Enterprise Administration, LLC, an affiliated company, under which Enterprise Administration, LLC will provide administration services to the Company, including appropriate officers, consultants, and related administration expenses, at cost to the Company, in lieu of the Company incurring such costs directly. Enterprise Administration, LLC thereafter entered into a sub-administration agreement with The Turnaround Group, LLC pursuant to which Kelly
T. Hickel serves as our CEO, President and a member of our Board of Directors, calling for monthly consulting payments of $5,000. Enterprise Administration, LLC also entered into a sub-administration agreement with CF Consulting, LLC, an unaffiliated party, for the provision of principal financial officer and corporate counsel consulting services to the Company, for a monthly consulting fee of $6,250, pursuant to which Robert Hipple serves as our principal financial officer, corporate counsel and chief compliance officer. Mr. Hipple is not an officer director or employee of the Company. In addition, Enterprise Partners, LLC signed a sub-administration agreement with Tower I Consultants, LLC under which Tower I provides representatives to serve as, Director of Business Development, Director of Corporate Finance and Director of Mergers, Acquisitions & Integration, for a total monthly consulting fee of $15,000.
Tower I Consultants, LLC is owned equally by Adam Mayblum and Patrick Donelan, who are also more than 10 percent shareholders of the Company, and also are the owners of Enterprise Administration, LLC and United EcoEnergy Advisors, LLC, our investment adviser. Mr. Mayblum and Mr. Donelan serve as representatives of Tower I Consultants under the sub-administration agreement between Enterprise Administration and Tower I Consultants, and are entitled to receive $5,000 each as consulting services under that sub-administration agreement.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by our principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $10,749 and $11,082, respectively.

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

INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2008 and 2007....................   F-2
	Statements of Operations for the years ended December 31, 2008
          and 2007.......................................................   F-3
	Statements of Changes in Stockholders' Equity (Deficit) for the
          Years ended December 31, 2008 and 2007.........................   F-4
	Statements of Cash Flows for the years ended December 31, 2008 and
          2007...........................................................   F-5
	Notes to Financial Statements .....................................   F-6




FINANCIAL INFORMATION
Item 1.  Financial Statements.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of United EcoEnergy Corp.

We have audited the accompanying balance sheets of United EcoEnergy Corp. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders? equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United EcoEnergy Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring operating losses which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP



April 11, 2009
Winter Park, Florida


                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2008	              2007
                                            --------------- -----------------
Assets:
  Cash and cash equivalents               $           383       $         31
  Due from affiliate                                3,550             20,800
  Rent deposit                                          -                972
  Accrued interest                                  8,190                  -
                                              -----------       ------------
  Total Current Assets                             12,123             21,803
  Other Assets:
    Investments in Portfolio Companies            250,000                  -
                                              -----------       ------------
Total Assets                              $       262,123             21,803
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        25,698        $    37,826
    Due to affiliate                              175,781            187,500
    Accrued interest                               13,433              5,467
    Short term loans                               43,865             80,000
                                               ----------       ------------
     Total Short term Liabilities                 258,777            310,793
    Long term Liabilities:                             -                  -
                                               ----------       ------------
Total Liabilities                                 258,777            310,793
                                               -----------      ------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 34,710,537 shares at
    December 31, 2008 and 28,781,639
    Shares at December 31, 2007                    34,710             28,782
  Convertible preferred stock, par value
    $0.001, authorized 1,000,000 shares,
    issued 0 and 1,000,000 shares at
    December 31, 2008 and 2007,
    respectively                                        -              1,000
  Additional paid-in capital                      690,839            126,742
  Accumulated deficit                            (722,203)          (445,514)
                                               -----------       ------------
  Total Stockholder?s (Deficit):                    3,346           (288,990)
                                               -----------       ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $    262,123       $     21,803
                                                ==========       ===========
Net Asset value per common share             $   (0.00010)      $   (0.01004)



The accompanying notes are an integral part of these financial statements.


                              UNITED ECOENERGY CORP.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2008

     Portfolio        Industry     Amount      Cost     Fair       % of
    Investments                   or Number             Value    Net assets
-------------------  ---------  -----------  -------- ---------  -----------
City 24/7, LLC       Internet    2 notes     $250,000 $258,190        -

                                             -------- ---------  -----------
Total                                        $250,000 $258,190        -
                                             ======== =========  ===========







































The accompanying notes are an integral part of these financial statements.





                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                                   For the years ended December 31,
                                       2008              2007
                                    ----------        ----------
Investment income:
  Interest income                 $      8,190        $          -
  Dividend income                            -                   -
  Other income                               -                   -
                                    ----------          ----------
Total income                             8,190                   -
Operating expenses:
   Investment advisory fees
      Base fee                               -                   -
      Incentive fee                          -                   -
Capital gains fee                            -                   -
                                     ----------         ----------
   Total investment
      advisory fees                          -                   -
   General & administrative:
      Consulting expenses              166,896             202,500
      Rent expense                       7,372               5,400
      Professional fees                 25,749              11,082
      Transfer agent                     2,450               1,644
      Offering expenses                 62,738                   -
      Other expenses                    19,674               7,639
                                     ----------          ----------
Total operating costs                  284,879             228,265
                                      ----------         ----------
Net investment loss                   (276,689)           (228,265)
                                      ----------         ----------
Net realized income from
   disposal of investments                   -                    -
Net unrealized appreciation
   in investments                            -                    -
                                      ----------         ----------
Net decrease in stockholders?
   equity resulting from
   operations                        $(276,689)          $ (228,265)
                                     ===========         ===========
Basic and diluted net decrease
   in stockholders? equity per
   common share resulting from
   operations                        $ (0.0082)          $  (0.0079)
                                      ===========         ==========
Weighted number of common shares
   outstanding-basic                33,660,768           28,781,639
                                    =============        ===========
Weighted number of common shares
    outstanding-diluted             33,660,768           41,781,639
                                    =============        ===========




The accompanying notes are an integral part of these financial statements.

                         UNITED ECOENERGY CORP.
         STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY (DEFICIT)
                          FOR THE YEARS ENDED
                      DECEMBER 31, 2008 AND 2007

                                                               Additional
                             Shares            Par Value        Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit   Total
                      --------- --------- ---------  ---------  --------   --------  ------
--
Balance at
  December 31, 2006 28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(217,249) $
(60,725)
                    ========== ========= =========    ======= =========   =========
========
Net loss                     -       -           -        -         -     (228,265)
(228,265)
                    ---------- --------- ----------   ------- ---------   ---------   -----
---
Balance at
  December 31, 2007 28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(445,514)
$(288,990)
                    ---------- --------- ----------   ------- ---------   ---------   -----
---
Conversion of
  preferred stock    4,000,000(1,000,000)    4,000     (1,000) (3,000)           -
-
Shares issued for
  Cash               1,928,898        -      1,928        -    567,097           -
569,025
Net loss                     -        -          -        -         -     (276,689)
(276,689)
                    ---------- --------- ----------   ------- ---------   ---------   -----
---
Balance at
  December 31, 2008 34,710,537        -   $  34,710   $   -   $690,839   $(722,203) $
3,346
                =======  ======= ========  =====  ======   =======   ======































                         UNITED ECOENERGY CORP.
                        STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2008 and 2007

                                          For the years ended December 31,
                                              2008                2007
                                        -----------------   ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (276,689)     $    (228,265)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    by operating activities:
    Accrued interest due                        (8,190)                 -
    Decrease in accounts payable               (12,128)           (35,160)
    Due to affiliate                           (11,719)            97,500
    Deposits                                       972                  -
    Due from affiliate                          17,250            (14,000)
    Accrued interest                             7,966              5,467
    Short term loans                          (250,000)                 -
                                            -----------         ----------
Net cash used by operating activities         (532,538)          (104,138)
                                            -----------         ----------
Cash flow from financing activities:

Net proceeds from issuance of common
    stock                                      569,025                  -
Net proceeds from loans                         25,000             80,000
Payment of loans                               (61,135)                 -
                                            -----------         ----------
Net cash provided by financing
    activities                                 532,890             80,000
                                            -----------         ----------
Net increase (decrease)in cash                     352            (24,138)
Cash, beginning of period                           31             24,169
                                            -----------          ---------
Cash, end of period                       $        383        $        31
                                            ===========         ==========










The accompanying notes are an integral part of these financial statements.





                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

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

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market has lead the Company to re-think its market focus, a process which is on-going. At December 31, 2008, the Company had no net assets invested in alternative energy companies and $250,000 in short term secured loans to other portfolio companies.

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

A total of 1,928,898 common shares were issued during the year ending December 31, 2008 for total net proceeds, after offering expenses, of $497,522.



                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At December 31, 2008, the Company has approximately $722,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, ?Accounting for Uncertainty in Income Taxes ? an Interpretation of FASB Statement 109.? FIN 48 prescribes a recognition threshold and a measurement
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 2. Significant Accounting Policies (continued)

attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

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

Cash and Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At December 31, 2008, the Company deposits exceeded FDIC insured limits by $2,674,405. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Offering Costs:

Offering costs are expensed as incurred.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2008, the Company did not have any consolidated subsidiaries.

Financial instruments:
The fair values of all financial instruments approximate their carrying values.


                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 was effective for our 2008 fiscal year. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 was effective for our 2008 fiscal year. The adoption of this statement did not have a material effect on the Company's financial statements.

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

The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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


                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 3. Portfolio Investments(continued)

The Company entered into an investment agreement to acquire a 22.5 percent ownership interest in City 24/7 LLC for $750,000. City 24/7 has partnered with a Fortune 100 telecommunications company to launch a new information system built to reinvigorate the existing payphone structure. The completely interactive "Super Booth" will broadcast locally relevant information and advertising in targeted locations across the country, starting in New York City. While the due diligence process continued, the Company advanced a loan of $100,000 to City 24/2, LLC in September 2008 and another $150,000 in October, 2008. Both loans were due in December, 2008, bear interest at 12 percent per annum, and are secured by the assets of City 24/7, LLC. In November, 2008, the loans were extended to March 31, 2009. As a result of the significant downturn in the U.S. economy, which has affected the business model of City 24/7, LLC, the Company has determined not to complete the proposed portfolio investment, and has given notice to City 24/7 LLC that the two loans, totaling $250,000, plus accrued interest, are now due and payable. The loans are secured by a pledge of all of the assets of City 24/7, LLC. Accrued interest receivable on the loans totaled $8,190 at December 31, 2008.

Note 4. Related Party Agreements and Transactions.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will provide investment advisory services to the Company. United EcoEnergy Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, which holds 6,515,760 shares of our common stock, representing approximately 18.8 percent of the common shares outstanding. Mr. Mayblum also serves as a director of the Company.

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

The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 4. Related Party Agreements and Transactions (Continued)

companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The
Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

No investment advisory fees have been accrued for the year ended December 31, 2008.
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 4. Related Party Agreements and Transactions (Continued)

On April 1, 2006, the Company entered into a Consulting Agreement with William Mackey, our former President and CEO, to cover his services until suchtime as the Company completed its first portfolio investment in the alternative energy market and appoints a permanent CEO. Under the terms of the Consulting Agreement, Mr. Mackey was entitled to an initial signing amount of $22,500 and thereafter to a monthly consulting fee of $7,500, payable on the 15th of each month. Enterprise Partners has paid the accrued amounts due to Mr. Mackey through July, 2007, and the total accrued balance at September 30, 2007 of $142,500 is reflected as accrued amounts due to affiliate. The amounts due are non-interest bearing and payable on demand. In October, 2007, Mr. Mackey resigned as Chairman and CEO of the Company and his consulting agreement was terminated. A balance of $22,500 is due to Mr. Mackey under his Consulting Agreement through October, 2007, and Mr. Mackey has agreed to defer payment of the amount due until the Company has received an additional $500,000 in capital contributions. The $22,500 due to Mr. Mackey is included in accounts payable.

The total balance of $175,781 due to affiliates at December 31, 2008 Represents $142,500 paid by Enterprise Partners, LLC to Mr. Mackey and $57,500 paid for consulting services to the Company, less payments of $24,219 made by the Company to Enterprise Partners during 2008. The amounts due affiliate are non-interest bearing and due on demand.

Amounts due from affiliate totaling $3,550 at December 31, 2008 represent short-term, non-interest bearing advances to an affiliated company.

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

Note 5.    Stockholders? Equity (Deficit).

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2006 to December 31, 2008:









                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 5.    Stockholders? Equity (Deficit) (Continued)

                                                              Additional
                              Shares            Par Value      Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit  Total
                      --------- --------- ---------  ---------  --------   --------  ------
--
Balance 12/31/2006  28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(217,249) $
(60,725)
                    ========== ========= =========    ======= =========   =========
========
Net loss                     -       -           -       -           -    (228,265)
(228,265)
                    ---------- --------- ----------   ------- ---------   ---------   -----
---
Balance 12/312007   28,781,639 1,000,000 $  28,782   $  1,000 $126,742   $(445,514)
$(288,990)
                    ========== ========= =========    ======= =========   =========
========
Conversion of
  preferred stock    4,000,000(1,000,000)    4,000     (1,000) (3,000)           -
-
Shares issued for
  Cash               1,928,898        -      1,928        -    567,097           -
569,025
Net loss                     -        -          -        -         -     (276,689)
(276,689)
                    ---------- --------- ----------   ------- ---------   ---------   -----
---
Balance at
  December 31, 2008 34,710,537        -   $  34,710   $   -   $690,839   $(722,203) $
3,346
                =======  ======= ========  =====  ======   =======   ======

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2008 and December 31, 2007:

                                      CHANGES IN NET ASSET VALUE
                                        For the           For the
                                     twelve months     twelve months
                                        ended              ended
                                  December 31, 2008   December 31, 2007
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.01004)   $    (0.00211)
Proceeds from common stock               0.01811              -
Net investment income                   (0.00797)        (0.00793)
Net unrealized appreciation                  -                -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00010)   $    (0.01004)

  Financial highlights as of December 31, 2008 and December 31, 2007 are based on 34,710,537 and 28,781,639 common shares outstanding, respectively.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.






                          UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 7.	OTHER MATTERS

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 12,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. Principal payments totaling $35,000 were made on the note during 2008. The note, which has a current balance of $15,000, was subsequently renewed for additional six month terms and is due August 1, 2009.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. Principal payments were made on these notes in the total amount of $26,135 during 2008. The notes, with a current total principal balance of $3,865, were subsequently renewed for additional six month terms and are due August 1, 2009.

In February, 2008, the Company borrowed the sum of $25,000 from Leaddog Capital, LP for a for a twelve month term with interest due at maturity at the rate of 10 percent per annum. The note was extended for an additional six month term and is due August 15, 2009.

A total of $13,433 in interest has been accrued on the above loans as of December 31, 2008.

The borrowed funds were used as general working capital for the Company.

Note 8.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $722,203 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2009
							United EcoEnergy Corp.

							/s/ Kelly T. Hickel
					    By....................................
						Kelly T. Hickel
       Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

    /s/  Kelly T. Hickel        Director                    April 14, 2009


    /s/  Adam Mayblum		  Director				April 14, 2009
............................
	 Adam Mayblum

     /s/  Alec Hoke       	  Director				April 14, 2009
............................
       Alec Hoke

     /s/  John Paul DeVito	  Director				April 14, 2009
............................
	 John Paul DeVito

    /s/  Richard P. Rifenburgh  Director                    April 14, 2009
............................
	 Richard P. Rifenburgh

     /s/  Boris Rubizhesky  	  Director				April 14, 2009
............................
       Boris Rubizhesky

     /s/  Michael Wiechnik	  Director				April 14, 2009
............................
	 Michael Wiechnik









ii

i

F-1

35