Form 10-Q
period 2009-03-31
United EcoEnergy Corp.
filed 2009-05-15
CIK 1096938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00717

                        UNITED ECOENERGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517723
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     1365 N. Courtenay Parkway, Suite A
         Merritt Island, FL                                   32953
(Address of Principal Executive Offices)                     (Zip Code)

                             (321)-452-9091
        (Registrant?s Telephone Number, Including Area Code)

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

	The number of shares of the Registrant?s Common Stock, $0.001 par value, outstanding as of May 1, 2009, was 34,710,537 shares.



                             TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2009 and December 31, 2008                 F-1

Schedule of Investments as of March 31, 2009                              F-2

Statements of Operations for the Three-month periods
 ended March 31, 2009 and 2008                                            F-3

Statements of Cash Flows for the Three-month periods ended
    March 31, 2009 and 2008                                               F-4

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




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                            UNITED ECOENERGY CORP.
                                BALANCE SHEETS
                                            March 31, 2009   December 31,
2008
                                             (unaudited)
                                            ---------------  ----------------
-
Assets:
Cash and cash equivalents                 $        20,722       $        383
Due from affiliate                                  3,550              3,550
Accrued interest                                   15,690              8,190
                                              ------------       ------------
Total Current Assets                               39,962             12,123
Other Assets:
Investments in Portfolio Companies                250,000            250,000
                                              ------------       ------------
Total Assets                              $       289,962            262,123
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $       101,800        $    25,698
    Due to affiliate                              175,781            175,781
    Short term loans                               68,865             43,865
    Accrued interest                               14,477             13,433
                                               ------------      ------------
     Total Current Liabilities                    360,923            258,777
    Long Term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                 360,923            258,777
                                               ------------     -------------
Commitments and Contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 150,000,000 shares,
    issued 34,710,537 shares at
    March 31, 2009 and December 31, 2008           34,710             34,710
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued no shares at March 31, 2009
    and December 31, 2008                               -                 -
  Additional paid-in capital                      690,839            690,839
  Accumulated deficit                            (796,510)          (722,203)
                                                ------------     ------------
  Total Stockholders? Equity (Deficit):           (70,961)             3,346
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $    289,962       $    262,123
                                                ============     ============
Net Asset value per common share             $   (0.00020)       $  (0.00010)

The accompanying notes are an integral part of these financial statements.





                            UNITED ECOENERGY CORP.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2009

     Portfolio        Industry     Amount      Cost     Fair       % of
    Investments                   or Number             Value    Net assets
-------------------  ---------  -----------  -------- ---------  -----------
 City 24/7 LLC       Technology  $250,000    $250,000 $250,000        -
Secured Note
Due May 31, 2009                             -------- ---------  -----------
Total                                        $250,000 $250,000        -
                                             ======== =========  ===========







































The accompanying notes are an integral part of these financial statements.





                            UNITED ECOENERGY CORP.
                           STATEMENTS OF OPERATIONS

                                       For the three months ended
                                  March 31, 2009          March 31, 2008
                                    (unaudited)            (unaudited)
                                    ----------              ----------
Investment income:
  Interest income                   $   7,500              $       -
  Dividend income                           -                      -
  Other income                              -                      -
                                    ----------              ----------
Total income                            7,500                      -
Operating expenses:
   Investment advisory fees
      Base fee                              -                      -
      Incentive fee                         -                      -
      Capital gains fee                     -                      -
                                    ----------               ----------
   Total investment
      advisory fees                         -                      -
   General & administrative:
      Administration expenses           78,750                   21,250
      Rent expense                       1,950                    1,450
      Interest expense                   1,044                    2,060
      Other expenses                        63                    4,545
                                      ----------              ----------
Total operating costs                   81,807                   29,305
                                      ----------              ----------
Net investment loss                    (74,307)                 (29,305)
                                      ----------              ----------
Net realized income from
   disposal of investments                   -                      -
Net unrealized appreciation
   in investments                            -                      -
                                      ----------               ----------
Net decrease in stockholders
   equity resulting from
   operations                        $ (74,307)                $ (29,305)
                                      ===========              ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations                        $  (0.0021)               $  (0.0009)
                                      ===========               =========
Weighted number of common shares
   outstanding-basic                  34,710,537                32,781,639
                                      ===========               ==========
Weighted number of common shares
    outstanding-diluted               34,710,537                32,781,639
                                      ===========               ==========

The accompanying notes are an integral part of these financial statements.




                        UNITED ECOENERGY CORP.
                       STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                        March 31, 2009 and 2008
                             (unaudited)
                                          March 31, 2009    March 31, 2008
                                           (Unaudited)        (unaudited)
                                         ----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $     (74,307)     $     (29,305)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    in operating activities:

    (Increase) in accrued interest due          (7,500)                 -
    Increase (decrease)in accounts payable      76,102             (1,544)
    Increase (decrease)in amounts due
       to affiliate                                -               12,500
    Increase (decrease) in amounts due
       from affiliate                              -                 (600)
    Decrease in amounts due to stockholder         -                    -
    Increase in accrued interest                 1,044              2,060
                                             ------------        -----------
Net cash used in operating activities           (4,661)           (16,889)

Cash flows from financing activities:

    Short term loan                             25,000              25,000
                                             ------------        -----------
Net cash provided by financing activities       25,000              25,000

                                             ------------         -----------
Net increase (decrease) in cash                 20,339              8,111
Cash, beginning of period                          383                 31
                                            ------------          -----------
Cash, end of period                       $     20,722        $     8,142
                                            ============          ===========



The accompanying notes are an integral part of these financial statements.





                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 1. Organization and Interim Financial Statements

United EcoEnergy Corp. (United EcoEnergy or the Company) a Nevada corporation, was organized in February, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in February 2006.

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act. As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer. As a BDC, the Company also is subject to the financial reporting requirements of Regulation S-X issued by the SEC.

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market lead the Company to re-think its market focus, a process which is on-going. At March 31, 2009, the Company had no net assets invested in alternative energy companies and a total of $250,000 invested in other portfolio companies, as a short term interest bearing secured loan.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2008. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2008)(the Audit Guide).




                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company?s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

liabilities. At March 31, 2009, the Company has approximately $796,510 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, ?Accounting for Uncertainty in Income Taxes ? an Interpretation of FASB Statement 109.? FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Fair Value

  In September 2006, the Financial Accounting Standards Board (the ?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No.
157, ?Fair Value Measurement? (?SFAS 157?). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2009, the Company did not have any consolidated subsidiaries.

Managerial Assistance

As a business development company, we will offer, and provide upon request,
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services from each portfolio company.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions. The Company, as a BDC, is not a registered investment company and in any event has no securities placed or maintained with such a member. Therefore, the Company does not have and has not filed, such an agreement with the SEC. In the event it does place any of its investment securities in the custody of a member of a national securities exchange, it will then prepare and enter into the required written agreement.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company, as a BDC, is not a registered investment company and in any event has had no securities and minimal cash through most of its tenure as a BDC, and therefore has been unable to obtain a fidelity bond. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC as it expands its business.

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

In September, 2008 and October, 2008, the Company entered into two short-term secured promissory notes totaling $250,000 with City 24/7, LLC, with which it had previously entered into a portfolio investment agreement. Due to changes in the economic outlook generally and for the Internet industry in particular, the Company determined that the planned portfolio investment was no longer
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 3. Portfolio Investments (continued)

warranted, and terminated the investment. The two secured promissory notes remained outstanding and matured on December 31, 2009, at which time the Company began discussions with City 24/7, LLC for the repayment of the secured notes plus accrued interest, or the transfer of the assets securing the notes to the Company. Those discussions have continued, the maturity dates was extended to March 31, 2009 and, as of May 7, 2009, have resulted in a meeting with a potential new investor in City 24/7, LLC, which will result in the payment of the notes in full, including accrued interest. In view of these discussions, the Investment Committee of the Board of Directors of the Company has concluded, after a review of the situation, that an impairment loss for these notes is not warranted at March 31, 2009. Accordingly, no impairment loss has been recorded, and the interest on the note due through March 31, 2009 has been recorded, and the maturity dates of the two notes has been extended to May 31, 2009.

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

The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:

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

          (ii) The second part of the Incentive Fee (the Capital Gains Fee) will be determined and payable in arrears as of the end of each fiscal year (or upon termination of this Agreement as set forth below), commencing on September 30, 2008, and will equal 20.0% of the realized capital gains of the Company for the 2008 calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the Capital Gains Fee determined as of September 30, 2008 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period ending March 31, 2009. The amount of capital gains used to determine the Capital Gains Fee shall be calculated at the end of each applicable year by subtracting the sum of the Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation of the Company from the Cumulative Aggregate Realized Capital Gains. If this number is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of any Capital Gains Fees paid in all prior years. In the event that the Agreement terminates as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

No investment advisory fees have been accrued for the quarter ended March 31, 2009.
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

Administration Agreement

On September 1, 2008, the Company entered into an Administration Agreement with
Enterprise Administration, LLC, under which the latter provides administrative services to the Company, either directly or through sub-administration agreements. Enterprise Administration, LLC is owned by Mr. Mayblum and Mr. Donelan. Under the terms of the Agreement, all management and administration, and related operating needs are provided by Enterprise Administration, LLC to the Company, and the Company reimburses Enterprise Management, LLC for the actual costs of the services on a monthly basis.

Enterprise Administration, LLC billed the Company for administrative services In the amount of $26,250 for January, February and March, 2009, a total of 78,750,all of which is included in accounts payable at March 31, 2009. The amounts charged by Enterprise Administration, LLC was made up of the following administrative services:

  Provider		                Service			                 Amount
------------              -----------------------------              --------
-
FSR, Inc.                 Chairman and CEO services of
                            Kelly T. Hickel                           $
5,000
CF Consulting, LLC        Consulting principal financial
                            officer and corporate counsel
                            services of Robert Hipple                 $
6,250
Tower 1 Consultants, LLC  Services of Adam Mayblum, as
                            Director of Business Development,
                            Patrick Donelan as Director of
                            Corporate Finance and Chris Messalas,
                            through Roadrunner Capital Group, LLC
                            as Director of Mergers, Acquisitions
                            and Integration.		                $
15,000
                                                                       ------
--

Enterprise Administration, LLC does not generate any net revenues from the Administration Agreement

Mr. Mayblum and Mr. Donelan, who own Enterprise Administration, LLC, also are the equal owners of United EcoEnergy Advisors, LLC, our investment advisor, and of Enterprise Partners, LLC, which owns 6,515,760 shares of our common stock. Mr. Mayblum and Mr. Donelan also each own or control 7,321,270 shares of our common stock. Collectively, Mr. Mayblum, Mr. Donelan and Enterprise partners, LLC own or control 21,158,300 shares of our common stock, representing 60.9 percent of our outstanding shares.

Roadrunner capital Group, LLC is a New Jersey limited liability company. Chris Messalas is the sole managing member of Roadrunner and is deemed to have the right to direct the voting and dispositive control over the common stock that Roadrunner owns. Pursuant to an Option Agreement with Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC, Roadrunner has the
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

right to purchase up to an additional 5,915,760 shares of common stock at an exercise price of $.00079 per share, but Roadrunner is restricted from exercising that portion of the Option, which when added to the sum beneficially owned, (as such term is defined under Section 13(d) and Rule
13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), by Roadrunner and its affiliates, would exceed 9.5% of the number of shares of
Common Stock outstanding on the date of exercise, as determined in accordance with Rule 13d-1(j) of the 1934 Act. The options if not exercised, expire at 5:00 p.m. Eastern Time on June 1, 2010.

Leaddog Capital, L.P. is a Delaware limited partnership. Chris Messalas is the
Chief Executive Officer, President and a Director of Leaddog Capital
Partners,
Inc. which is the general partner of Leaddog Capital, L.P., and therefore, Mr.
Messalas is deemed to have the right to direct the voting and dispositive control over the common stock in the Company that Leaddog Capital, L.P. owns. Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,000,000 shares of UEEC Common Stock to Leaddog Capital L.P. at an exercise price of $.00079 per share. Leaddog Capital L.P. exercised its option to purchase all 2,000,000 shares of common stock.

Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC also have entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,500,000 shares of common stock held by them to Albert Wardi at an exercise price of $.00079 per share. Mr. Wardi has exercised his option in part and has received 1,500,000 shares of UEEC Common Stock. Mr. Wardi is a registered representative and currently holds FINRA Series 7, 24 and 63 licenses that are registered with Carlton Capital, Inc. Chris Messalas is the Chief Executive Officer, President and sole Director of The Carlton Companies, Inc., which is the parent company of Carlton Capital, Inc.

Amounts due to and from Affiliates

Amounts due from affiliate totaling $3,550 at March 31, 2009 represent short-term, non-interest bearing advances to an affiliated company. The amounts due to affiliate of $175,781 at March 31, 2009,represent funds advanced to and expenses paid by Enterprise Partners, LLC to the Company in prior years.

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

                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 5.    Stockholders? Equity.

The Company issued no common or preferred shares in the quarter ended March 31, 2009.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the three months ended
March 31, 2009 and for the twelve months ended December 31, 2008:

                                       CHANGES IN NET ASSET VALUE
                                        For the           For the
                                     Three months       twelve months
                                        ended              ended
                                  March 31, 2009   December 31, 2008
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00010)   $    (0.01004)
Proceeds from common stock                     -          0.01811
Net investment income                   (0.00010)        (0.00797)
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00020)   $    (0.00010)

(1) Financial highlights as of March 31, 2009 and December 31, 2008 are based on 34,710,537 common shares outstanding.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.	OTHER MATTERS

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase
8,000
shares of common stock at an exercise price of $0.40 per share for a period of two years. In September, 2008, a total of $30,000 was paid in principal on this note, and an additional $5,000 was paid on November 12, 2008, leaving a principal balance of $15,000 due at March 31, 2009. A total of $7,699 in interest has accrued on the loan as of March 31, 2009. The warrant has expired.
The maturity date on the note has been extended to June 30, 2009.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase
3,000
shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. In September, 2008, the Company paid a total of
$8,368 in principal on each note, and an additional $4,700 was paid on each note on November 12, 2008, leaving a principal balance of $1,933 due on each note at
                           UNITED ECOENERGY CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED March 31, 2009
                                (unaudited)

Note 7.	OTHER MATTERS (Continued)

March 31, 2009.

A total of $1,989 in interest has been accrued on each of the two loans as of March 31, 2009. The warrants have expired. The maturity date on the notes has been extended to June 30, 2009. The borrowed funds were used as general working capital for the Company.

On February 22, 2008, the Company borrowed $25,000 from Leaddog Capital, LP and issued its promissory note payable on the earlier of the date that an additional $350,000 in capital is raised for the Company or October 22, 2008. The note carries interest at 10 percent. Leaddog Capital also received 100,000 shares of common stock, issued on April 1, 2008, as a placement fee. The maturity date on the note has been extended to August 31, 2009. A total of $2,760 in interest has accrued on this note as of March 31, 2009.

On March 31, 2009, the Company borrowed $25,000 from Leaddog Capital, LP In exchange for a short term note payable bearing interest at 12 percent.

Note 8.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $796,510 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.














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

Overview

We were incorporated under the Nevada General Corporation Law in February
1997
as MNS Eagle Equity Group III, Inc., and were a development stage company through the end of 2005, and until we changed our business model with the election to be treated as a business development company on February 28, 2006.
On February 21, 2006, we changed our corporate name to United EcoEnergy Corp., to reflect our new business model and plan by the filing of an amendment to its
Articles of Incorporation with the State of Nevada on February 21, 2006.

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

As of March 31, 2009, we had not yet made any portfolio or other investments except for a short term secured loan to City 24/7, LLC. During 2007 and 2008, we entered into investment agreements to acquire a controlling interest in several companies, on the recommendation of our investment adviser and with the approval of our Investment Committee. In both cases, the results of due diligence investigation of the companies resulted in the abandonment of both investments in 2008, despite the considerable time and effort devoted to the acquisitions.

In September, 2008 and October, 2008, we entered into two short-term secured promissory notes totaling $250,000 with City 24/7, LLC, with which we had previously entered into a portfolio investment agreement. Due to changes in the economic outlook generally and for the Internet industry in particular, we determined that the planned portfolio investment was no longer warranted, and terminated the investment. The two secured promissory notes remained outstanding and matured on December 31, 2009, at which time the Company began discussions with City 24/7, LLC for the repayment of the secured notes plus accrued interest, or the transfer of the assets securing the notes to the Company. Those discussions have continued, the maturity dates was extended to
March 31, 2009 and, as of May 7, 2009, have resulted in a meeting with a potential new investor in City 24/7, LLC, which will result in the payment of the notes in full, including accrued interest. In view of these discussions, the Investment Committee of our Board of Directors has concluded, after a review of the situation, that an impairment loss for these notes is not warranted at March31, 2009. Accordingly, no impairment loss has been recorded, the interest on the note due through March 31, 2009 has been recorded, and the maturity dates of the two notes has been extended to May 31, 2009.

In September, 2008, we entered into an investment term sheet with SSC, Inc., of Richland, Washington, the manufacturer and developer of the Shelby super car known as the Ultimate Aero. The Ultimate Aero is an 1183 horsepower extreme performance car which holds the land speed record as the world?s fastest production car. SSC, Inc. also has developed the Ultimate Aero EV, a 100 percent green supercar, which is expected to capture the world record as the fastest electric car. In May, 2009, we expect to sign a final agreement and close on the initial portfolio investment in SSC, Inc.

Operating Activities

As of March 31, 2009, our operating activities have involved identifying suitable portfolio investments, negotiating investment terms, entering into investment agreements and undertaking due diligence. We also completed additional fund raising activities to support our portfolio investment activities through a Regulation E offering.

As a result of these activities, our investment advisor, United EcoEnergy Advisors, LLC, recommended to our Investment Committee that the Company undertake portfolio investments in City 24/7, LLC and SSC, Inc.
The Investment Committee of the Board of Directors met to consider each of these separate investment recommendations, and after considering the companies, their operations, business model and other relevant factors, approved the recommendation of the investment advisor for approval by the entire Board of Directors. At subsequent meetings of the Board of Directors, both of these investment recommendations were approved.

We entered into an investment agreement to acquire a 22.5 percent ownership interest in City24/7 LLC for $750,000. City 24/7 has partnered with a Fortune 100 telecommunications company to launch a new information system built to reinvigorate the existing pay phone structure. The completely interactive "Super Booth" will broadcast locally relevant information and advertising in targeted locations across the country, starting in New York City. While the due diligence process continued, we advanced a loan of $100,000 to City 24/2, LLC in September 2008 and another $150,000 in October, 2008. Both loans were due in December, 2008, bear interest at 12 percent per annum, and are secured by the assets of City 24/7, LLC. After the completion of due diligence, we determined not to proceed with the investment in City 24/7 LLC, and is now in discussions with the company to secure the repayment of the $250,000 in secured loans, plus accrued interest.

We also have entered into an agreement to acquire an up to 35 percent stake in
SSC, Inc (SSC). SSC, an all-American auto manufacturer based in West
Richland,
Washington, has solidified its place in history with the production of the Ultimate Aero Supercar currently holding the Guinness World Record title of the ?Fastest Production Car in the World,? Additionally, SSC is working on the
Ultimate Aero EV ? a 100% Green Supercar which it hopes will set the benchmark
for the ?world?s fastest electric car.? UEEC will be investing $1 million of its
stock in SSC in exchange for 5% of SSC?s shares at the closing of the investment
agreement in May 2009, 25% of SSC?s shares in exchange for investing
$5,000,000
and another, up to 5% of SSC?s shares when the $5 million investment is completed.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee may consider valuations from an independent valuation firm, from our Investment Committee and from management, as well as other appropriate indicators of the value of our portfolio, in its discretion.

Results of Operations

For the quarter ended March 31, 2009, we incurred administrative expenses of $76,750, rent expense of $1,950, interest of $1,044 and other expenses totaling
63, compared to consulting expenses of $21,250, rent expenses of $1,450, interest of $2,060 and other expenses of $4,545 for the quarter ended March 31,
2008. Our total expenses were $74,307 and $29,305, respectively for the quarters ended March 31, 2009 and 2008. We had $7,500 of investment income (interest) for the quarter ended March 31, 2009 and no income reported for the earlier quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2009 are included in Footnote 6 to our Financial Statements.

Investment Activity

There were no additional portfolio investments made during the three months ended March 31, 2009.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We accrued $7,500 in investment income during the quarter ended March 31, 2009.

Operating Expenses

Operating expenses for the quarter ended March 31, 2009 are broken down as follows:

            Administration expenses           $   78,750
            Rent                                   1,950
            Interest                               1,044
            Bank fees                                 63
                                                  --------
   Total operating expense                     $  81,807

On September 1, 2008, we entered into an Administration Agreement with Enterprise Administration, LLC, under which the latter provides administrative services to us, either directly or through sub-administration agreements. Enterprise Administration, LLC is owned by Mr. Mayblum and Mr. Donelan. Under the terms of the Agreement, all management and administration, and related operating needs are provided by Enterprise Administration, LLC to the Company, and we reimburses Enterprise Management, LLC for the actual costs of the services on a monthly basis.

Enterprise Administration, LLC billed us for administrative services in the amount of $26,250 for January, February and March, 2009, a total of $78,750, all of which is included in accounts payable at March 31, 2009. The amounts charged by Enterprise Administration, LLC was made up of the following administrative services:

  Provider		                Service			                 Amount
------------              -----------------------------              --------
---
FSR, Inc.                 Chairman and CEO services of
                            Kelly T. Hickel                           $
5,000
CF Consulting, LLC        Consulting principal financial
                            officer and corporate counsel
                            services of Robert Hipple                 $
6,250
Tower 1 Consultants, LLC  Services of Adam Mayblum, as
                            Director of Business Development,
                            Patrick Donelan as Director of
                            Corporate Finance and Chris Messalas,
                            through Roadrunner Capital Group, LLC
                            as Director of Mergers, Acquisitions
                            and Integration.		                $
15,000
                                                                       ------
---

Enterprise Administration, LLC does not generate any net revenues from the Administration Agreement

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders? Equity Resulting from Operations

Our net investment loss totaled $74,307 for the quarter ended March 31, 2009 compared to $29,305 for the quarter ended March 31, 20087 and $276,689 for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2009 compared to $0 for the quarter ended
March 31, 2007 and $0 for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then major shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on September 19, 2006, and accepted subscriptions for a total of 312,739 common shares, representing $92,366 in additional working capital.

On February 1, 2007, we borrowed the sum of $50,000 from an existing minority shareholder for a nine month term with interest due at maturity at the rate of
9 percent per year, later extended to February 1, 2009. We also issued a warrant
to purchase 8,000 shares of common stock at an exercise price of $.40 per share
for a period of two years. A total of $6,920 in interest has been accrued on this loan at March 31, 2009. On March 27, 2007, we borrowed the sum of $30,000,
$15,000 each from two unrelated parties for a nine month term with interest due
at maturity at the rate of 9 percent per year, later extended to March 27,
2009.
We also issued a warrant to purchase 3,000 shares of common stock to each of the
parties at an exercise price of $0.40 per share for a period of two years. A total of $1,884 in interest has been accrued on each of these notes as of March
31, 2009. On February 22, 2008, we borrowed $25,000 from an unrelated party payable at 9 percent interest for 8 months, due October 22, 2008 or the earlier date when we have raised at least $350,000 in new capital, plus 100,000 shares of common stock. A total of $1,510 in interest has been accrued on this note as of March 31, 2009, and the note term has been extended. The borrowed funds were used as general working capital for the Company.

We filed a Form 1-E notice and offering circular with the SEC in December
2007,
which became effective in January 2008 and sold a total of 1,603,475 common shares for net proceeds to the Company of $473,025 through October 15, 2008. The Company filed a new Regulation E notice on November 24, 2008 which became effective ten calendar days later, to raise additional capital for our portfolio investment activities. Under Regulation E, a business development company can offer and sell up to $5,000,000 in value of its stock in any consecutive, rolling 12 month period so long as the provisions of Regulation E are met. No additional funds were raised under the current 1-E filing through March 31, 2009.

By letter dated April 10, 2009, the SEC advised us that it had reviewed the 1-E filing and related documents filed in November, 2008, and raised a number of comments and requested changes to the offering and offering documents, as well as previously filed periodic reports filed by us on Forms 10-Q and 10-K. We are reviewing the comments and expect to address the comments and requested changes within the next few weeks.

We generated no cash flows from operations during 2008 and the current year to date through March 31, 2009. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).
Based on that evaluation, as of March 31, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of
1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a defendant in any legal action arising out of our activities. We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold no common shares during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

By letter dated April 10, 2009, the SEC advised us that it had reviewed the 1-E filing and related documents filed in November, 2008, and raised a number of comments and requested changes to the offering and offering documents, as well as previously filed periodic reports filed by us on Forms 10-Q and 10-K. We are reviewing the comments and expects to address the comments and requested changes within the next few weeks, as well as any required amendments to its previous periodic filings.

Item 6. Exhibits

Exhibit              Description of Exhibit

10.0 Administration Agreement dated September 1, 2008 with Enterprise Administration, LLC.

10.1         Sub-Administration Agreement between Enterprise Administration,
LLC
             and FSR, Inc. dated September 1, 2008.

10.2         Sub-Administration Agreement between Enterprise Administration,
LLC
             and CF Consulting, LLC. dated September 1, 2008.

10.3         Sub-Administration Agreement between Enterprise Administration,
LLC
             and Tower I Consultants, LLC. dated September 1, 2008.

10.4         Promissory note dated March 31, 2009 for $25,000 payable to
Leaddog
             Capital Partners, LP

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

_/s/__Kelly T. Hickel                        May 14, 2009
Kelly T. Hickel
Chief Executive Officer