Form 10-Q
period 2009-06-30
United EcoEnergy Corp.
filed 2009-08-17
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 814-00717

UNITED ECOENERGY CORP.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA 84-1517723
(State or Other Jurisdiction of (I.R.S. Employer
Incorporation or Organization) Identification No.)

120 Wall Street, Suite 2401
New York, NY 10005

(Address of Principal Executive Offices) (Zip Code)

(321)-452-9091
(Registrant’s Telephone Number, Including Area Code)

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

     The number of shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of August 1, 2009, was 46,124,415 shares.

TABLE OF CONTENTS
PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 and December 31, 2008 F-1

Schedule of Investments as of June 30, 2009 F-2

Statements of Operations for the Three-month periods
ended June 30, 2009 and 2008 F-3

Statements of Operations for the Six-month periods
ended June 30, 2009 and 2008 F-4

Statements of Cash Flows for the Six-month periods ended
June 30, 2009 and 2008 F-5

Notes to Financial Statements F-6

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

Item 5. Other Information 9

Item 6. Exhibits and Reports on Form 8-K 9

Signatures 9

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
UNITED ECOENERGY CORP.
BALANCE SHEETS
June 30, 2009 December 31, 2008
(unaudited)
--------------- -----------------
Assets:
Cash and cash equivalents $ 2,289 $ 383
Due from affiliate 3,550 3,550
Accrued interest receivable 3,291 8,190
------------ ------------
Total Current Assets 9,130 12,123
Other Assets:
Investments in Portfolio Companies 710,500 250,000
------------ ------------
Total Assets $ 719,630 $ 262,123
============ ============
Liabilities and Stockholders’
Equity (Deficit)
Accounts payable $ 141,883 $ 25,698
Due to affiliate 175,781 175,781
Notes payable to related parties 65,000 40,000
Accrued interest payable to
related parties 11,518 9,542
Short term loans 3,865 3,865
Accrued interest payable 4,065 3,891

Convertible debenture 25,000 -

------------ ------------
Total Current Liabilities 427,112 258,777
Long Term Liabilities: - -
------------ -------------
Total Liabilities 427,112 258,777
------------ -------------
Commitments and Contingencies: Note 9

Stockholders’ Equity (Deficit):
Common stock, par value $0.001
authorized 150,000,000 shares,
issued and outstanding 45,965,231
and 34,710,537 shares at June 30, 2009
and December 31, 2008 45,965 34,710
Convertible preferred stock, par value
$0.001, authorized 5,000,000 shares,
issued no shares at June 30, 2009
and December 31, 2008 - -
Additional paid-in capital 1,486,984 690,839
Accumulated deficit (1,240,431) (722,203)
------------ ------------
Total Stockholders’ Equity: 292,518 3,346
------------ ------------
Total Liabilities and
Stockholders’ Equity: $ 719,630 $ 262,123
============ ============
Net asset value per common share $ 0.00636 $ 0.00010

The accompanying notes are an integral part of these financial statements.

UNITED ECOENERGY CORP.
SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2009

Portfolio Industry Amount Cost Fair % of
Investments or Number Value Net assets
------------------- --------- ----------- ---------- --------- ----------

City 24/7 LLC Technology $ 250,000 $ 250,000 $ -0- -

Secured Note Receivable

due May 31, 2009

SSC, Inc.      Automotive $ 200,000 $ 200,000 $ 200,000 68.4
Secured Note Receivable

Epic Wound Care, Inc. Health $ 10,500 $ 10,500 $ 10,500 3.6

Unsecured Loans Receivable

Epic Wound Care, Inc. Health 100,000 $ 500,000 $ 500,000 170.9

Common Stock

---------- ----------- -----------
Total $ 960,500 $ 710,500 242.9
========== =========== ===========

The accompanying notes are an integral part of these financial statements.

F-

UNITED ECOENERGY CORP.
STATEMENTS OF OPERATIONS

For the three months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
----------- ------------
Investment income:
Interest income $ 3,291 $ -
Dividend income - -
Other income - -
---------- ----------
Total income 3,291 -
Operating expenses:
Investment advisory fees
Base fee - -
Incentive fee - -
Capital gains fee - -
---------- ----------
Total investment
advisory fees - -
General and administrative:
Administrative expenses 106,250 18,750
Rent expense 1,650 1,650
Interest expense 1,106 2,425

Professional expenses 23,833 5,583

Other expenses 48,683 467
---------- ----------
Total operating costs 181,522 28,875
---------- ----------
Net operating loss (178,231) (28,875)
---------- ----------

Loss on impairment of investment (265,690) -
Net unrealized appreciation
in investments - -
---------- ----------
Net decrease in stockholders’
equity resulting from
operations $(443,921) $ (28,875)
========== ==========
Basic and diluted net decrease
in stockholder equity per
common share resulting from
operations $ (0.0121) $ (0.0009)
========== =========
Weighted number of common shares
outstanding-basic 36,838,656 32,781,639
=========== ===========
Weighted number of common shares
outstanding-diluted 36,838,656 32,781,639
=========== ===========

The accompanying notes are an integral part of these financial statements.

UNITED ECOENERGY CORP.
STATEMENTS OF OPERATIONS

For the six months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
---------- -----------
Investment income:
Interest income $ 3,291 $ -
Dividend income - -
Other income - -
---------- ----------
Total income 3,291 -
Operating expenses:
Investment advisory fees
Base fee - -
Incentive fee - -
Capital gains fee - -
---------- ----------
Total investment
advisory fees - -
General and administrative:
Administrative expenses 185,000 40,000
Rent expense 3,600 3,100
Interest expense 2,150 4,485
Professional expenses 23,833 5,583
Other expenses 48,746 5,951
---------- ----------
Total operating costs 263,329 59,119
---------- ----------
Net operating loss (260,038) (59,119)
---------- ----------

Loss on impairment of investments (258,190) -
Net unrealized appreciation
in investments - -
---------- ----------
Net decrease in stockholders’
equity resulting from
operations $(518,228) $ (59,119)
========== ==========
Basic and diluted net decrease
in stockholder’s equity per
common share resulting from
operations $ (0.0145) $ (0.0018)
========== =========
Weighted number of common shares
outstanding-basic 35,780,475 32,781,639
=========== ===========
Weighted number of common shares
outstanding-diluted 35,780,475 32,781,639
=========== ===========

The accompanying notes are an integral part of these financial statements.

F-

UNITED ECOENERGY CORP.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
June 30, 2009 and 2008
(unaudited)
June 30, 2009 June 30, 2008
(Unaudited) (unaudited)
----------------- ----------------

Cash flows from operating activities:

Net decrease in stockholders’ equity
resulting from operations $ (518,228) $ (59,119)
Adjustments to reconcile net decrease
in stockholders’ equity resulting
from operations to net cash used
in operating activities:

Purchases of investments at cost (210,500) -

Loss on portfolio investment 258,190 -
Increase in accrued interest receivable (3,291) -
Increase in accounts payable 116,185 17,779
Increase in amounts due to affiliate - 12,500
Decrease in amounts due from affiliate - (600)
Increase in accrued interest payable 174 1,056
Increase in interest payable to
related party                           1,976           3,429
------------ -----------
Net cash used in operating activities (355,494) (24,955)

Cash flows from financing activities:
Proceeds from short term loan 25,000 25,000

Proceeds from convertible debenture 25,000 -

Proceeds from stock issuance 307,400 -

------------ -----------
Net cash provided by financing activities 357,400 25,000

Net increase (decrease) in cash 1,906 45
Cash, beginning of period 383 31
------------ -----------
Cash, end of period $ 2,289 $ 76
============ ===========

Non-cash investing and
financing transactions:

Stock issued for investment $ 500,000 $ -
============ ===========

The accompanying notes are an integral part of these financial statements.

F-

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market lead the Company to rethink its market focus, a process which is ongoing. At June 30, 2009, the Company had no net assets invested in alternative energy companies and a total of $2,710,500 invested in other portfolio companies, as short term interest bearing loans and ownership of all of the outstanding stock of one company.

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form
10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2008. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation
S-X 5.01. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of
Certified Public Accountants (May 1, 2009)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

F-

UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and those differences could be material.

The following are significant accounting policies consistently applied by the
Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix
A:

Investments:

(a) Securities transactions are recorded on a trade-date basis.

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

(3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service where the board of directors considers that advisable, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by our investment advisor engaged by the Board of Directors, as well as management’s valuation recommendations and the recommendations of the Investment Committee.

Management and United EcoEnergy Corp. (“the Investment Advisor”) will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and management’s valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2009, the Company has approximately $1,240,432 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48,

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

“Accounting for Uncertainty in Income Taxes – an Interpretation of FASB

Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Value of Financial Instruments

The carrying amounts reported in the balance sheet as of June 30, 2009 for cash and cash equivalents, due from affiliate, accrued interest receivable, accounts payable, due to affiliate, short term loans, and accrued interest payable approximate fair value because of the immediate or short-term maturity of these financial instruments. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

The Company adopted SFAS 157 on January 1, 2008. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

a)

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

b)

Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

c)

Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management’ estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2009, the Company did not have any consolidated subsidiaries.

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

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company places or maintains any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions. The Company, as a BDC, is not a registered investment company and in any event has no securities placed or maintained with such a member. Therefore, the Company does not have and has not filed, such an agreement with the SEC. In the event it does place any of its investment securities in the custody of a member of a national securities exchange, it will then prepare and enter into the required written agreement.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The
Company, as a BDC, is not a registered investment company and in any event has had no securities and minimal cash through most of its tenure as a BDC, and therefore has not obtained a fidelity bond. On August 7, 2009 the Company secured a fidelity bond and will undertake any related filings shortly.

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements:

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-

purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

Reclassifications

Certain amounts reflected in the accompanying financial statements for the year ended December 31, 2008 and the three and six month periods ended June 30, 2008 have been reclassified from that previously reported, in order to conform to current year classifications.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has one controlled or affiliated investment represented by its ownership of 100 percent of Epic Wound Care, Inc.

In September, 2008 and October, 2008, the Company entered into two short-term secured promissory notes totaling $250,000 with City 24/7, LLC, with which it had previously entered into a portfolio investment agreement. Due to changes in the economic outlook generally and for the Internet industry in particular, the
Company determined that the planned portfolio investment was no longer warranted, and terminated the investment. The two secured promissory notes remained outstanding and matured on December 31, 2008, at which time the Company began discussions with City 24/7, LLC for the repayment of the secured notes plus accrued interest, or the transfer of the assets securing the notes to the
Company. Those discussions have continued, the maturity dates were extended to May 31, 2009 and, as of June 30, 2009, have resulted in a meeting with a potential new investor in City 24/7, LLC, which would result in the payment of the notes in full, including accrued interest. Despite these discussions, the

Investment Committee of the Board of Directors of the Company has concluded,

after a review of the situation, that an impairment loss for these notes is warranted at June 30, 2009. Accordingly, an impairment loss has been recorded, in the full principal amount of $250,000 plus all accrued interest at June 30,
2009. Subsequently, the Company has agreed to convert its outstanding liability into a ten percent ownership interest in City 24/7, LLC, but no change in the June 30, 2009 valuation of the investment has been made, pending future operating results of City 24/7, LLC.

In August 2008, the Company entered into an investment term sheet with Shelby Super Cars, Inc. (“SSC”), the developer of the Ultimate Aero super car for an investment in the company and the right to obtain up to 35 percent of the ownership of Shelby. The term sheet was reduced to an investment agreement in May 2009 and was announced in a press release on May 28, 2009. During May and June 2009, the Company advanced a total of $200,000 of the initial cash investment of $250,000, to SSC, which amount was secured by a lien on an Ultimate Aero, which has a retail asking price of almost $1 million or more. In
UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 3. Portfolio Investments(continued)

July 2009, SSC indicated it may attempt to renege on its investment agreement, and was unable to repay the $200,000 advance. The Company is exploring its legal options, but has not determined that the investment in SSC should be impaired, because it is secured by the first lien on the Ultimate Aero.

In June 2009, the Company closed on the acquisition of the intellectual property of Epic Wound Care, LLC, through a wholly-owned portfolio investment company, Epic Wound Care, Inc. Epic Wound Care, LLC had contracted to acquire the intellectual property to manufacture and distribute an innovative gauze to serve the wound care market. The acquisition of the Epic intellectual property was closed in exchange for the issuance of 10 million shares of the Company’s common stock and with another 20 million shares to be held in escrow by the Company pending satisfaction of certain performance targets by Epic over the next 18 months. If the performance targets are not met, then all except 5 million shares of the 20 million shares in escrow will be canceled by the Company. The escrow shares are not reported as issued because the Company controls the voting of the shares, and will not be considered as issued until and unless the contingencies are met. The 10 million shares issued at closing to the sellers have been valued at $500,000, based on a prior, third party offer to purchase the intellectual property for more than $1 million made by the current distributor prior to the acquisition by the Company, and is reported at that value in the financial statements included in this report.

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company entered into an investment advisory agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) in March 2006 under which the investment advisor, subject to the overall supervision of the board of directors of the Company, agreed to provide investment advisory services to the Company.

A majority of the membership interests in the investment advisor was and is owned by Patrick Donelan and Adam Mayblum, who are also together the majority owners of the common stock of the Company, either directly or indirectly through their ownership of Enterprise Partners, LLC. Mr. Mayblum also serves as a director of the Company.

The investment advisory agreement was submitted to the shareholders for approval and was approved by the shareholders at the Annual Meeting of shareholders in June 2006. The investment advisory agreement had an initial term of two years, but was subject to annual review and approval by the Board of Directors of the Company as required by the Investment Company Act of 1940. The Board reviewed and approved the continuation of the agreement in May 2007, and also agreed to extend the initial two year term for an additional two years, to June 30, 2010, subject again to the required annual review and approval of the Agreement by the Board of Directors. The Agreement was reviewed in June 2008 by the Board of Directors and the Board approved a new Investment Advisory Agreement, but no shareholder action has been taken on the proposed amended agreement. Consideration of renewal or modification of the investment advisory agreement is under discussion between the Board of Directors and the Investment Advisor, and

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

if approved, will be submitted for approval of the shareholders at the next Annual meeting, expected to be held in September, 2009.

No investment advisory fees have been accrued for the quarter ended June 30, 2009.

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

Enterprise Administration, LLC billed the Company for administrative services in the amount of $26,250 for April, May and June, 2009, a total of $78,750, all of which is included in accounts payable at June 30, 2009. The amounts charged by Enterprise Administration, LLC was made up of the following administrative services:

Provider           Service                Amount

------------ ----------------------------- -----------
FSR, Inc. Chairman and CEO services of
Kelly T. Hickel $ 5,000
CF Consulting, LLC Consulting principal financial
officer and corporate counsel
services $ 6,250
Tower 1 Consultants, LLC Services of Adam Mayblum, as
Director of Business Development,
Patrick Donelan as Director of
Corporate Finance and Chris Messalas,
through Roadrunner Capital Group, LLC
as Director of Mergers, Acquisitions
and Integration.           $ 15,000

---------

$ 26,250

Enterprise Administration, LLC does not generate any net revenues from the Administration Agreement. Subsequent to June 30, 2009, the Company has entered into an agreement with Enterprise Administration, LLC to cancel the Administration Agreement as well as the amounts due by the Company under that Agreement. This agreement will be reduced to writing and all accrued amounts due under the Agreement will then be cancelled.

Mr. Mayblum and Mr. Donelan, who own Enterprise Administration, LLC, also are the equal owners of United EcoEnergy Advisors, LLC, the Investment Advisor, and

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

of Enterprise Partners, LLC, which owns 6,515,760 shares of the common stock. Mr. Mayblum and Mr. Donelan also each own or control 7,321,270 shares of the Company’s common stock. Collectively, Mr. Mayblum, Mr. Donelan and Enterprise partners, LLC own or control 21,158,300 shares of the common stock, representing 60.9 percent of the outstanding shares.

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

L.P. at an exercise price of $0.00079 per share. Leaddog Capital L.P. exercised its option to purchase all 2,000,000 shares of common stock.

Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC also have entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,500,000 shares of common stock held by them to Albert Wardi at an exercise price of $0.00079 per share. Mr. Wardi has exercised his option in part and has received 1,500,000 shares of UEEC Common Stock. Mr. Wardi is a registered representative and currently holds FINRA Series 7, 24 and 63 licenses that are registered with Carlton Capital, Inc. Chris Messalas is the Chief Executive Officer, President and sole Director of The Carlton

Companies, Inc., which is the parent company of Carlton Capital, Inc.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising
UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Amounts Due To and From Affiliates

Amounts due from affiliate totaling $3,550 at June 30, 2009 and December 31, 2008, represent short-term, non-interest bearing advances to an affiliated company. The amounts due to affiliate of $175,781 at June 30, 2009 and December
31, 2008,represent funds advanced to and expenses paid by Enterprise Partners, LLC fore Company in prior years.

Note 5. Stockholders’ Equity.

The Company issued a total of 11,254,694 common shares during the quarter ended June 30, 2009. A total of 1,254,694 shares were issued for cash consideration of $307,400, or $0.245 per share, and 10 million shares were issued for the acquisition of the intellectual property of Epic Wound Care, LLC in Epic Wound Care, Inc. as a portfolio company. As described in Note 3, another 20 million common shares are held in escrow pending future performance goals. The 10 million shares are reported at an issue value of $0.05 per share, or $500,000.

Note 6 FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the three months ended

June 30, 2009 and for the twelve months ended December 31, 2008:

CHANGES IN NET ASSET VALUE
For the For the
Six months twelve months
ended ended
June 30, 2009 December 31, 2008
---------------- -----------------
Net asset value at
beginning of period (1) $ 0.00007 $ (0.00832)
Proceeds from common stock 0.01757 0.01639
Net investment income (loss) (0.00007) (0.00024)
Loss on impairment of investment (0.00562)

Operating costs (0.00573) (0.00821)

------------- --------------
Net asset value, end of period (2) $ 0.00636 $ 0.00010

(1) Financial highlights as of June 30, 2009 and December 31, 2008 are based on 45,965,231 and 34,710,537 common shares outstanding, respectively.
(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 7.     OTHER MATTERS

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. In September, 2008, a total of $30,000 was paid in principal on this note, and an additional $5,000 was paid on November 12, 2008, leaving a principal balance of $15,000 due at June 30, 2009. A total of $8,032 in interest has accrued on the loan as of June 30, 2009. The warrant has expired.
The maturity date on the note has been extended to September 30, 2009.

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

June 30, 2009.

A total of $2,032 in interest has been accrued on each of the two loans as of

June 30, 2009. The warrants have expired. The maturity date on the notes has been extended to September 30, 2009. The borrowed funds were used as general working capital for the Company.

On February 22, 2008, the Company borrowed $25,000 from Leaddog Capital, LP and issued its promissory note payable on the earlier of the date that an additional $350,000 in capital is raised for the Company or October 22, 2008.
The note carries interest at 10 percent. Leaddog Capital also received 100,000 shares of common stock, issued on April 1, 2008, as a placement fee. The maturity date on the note has been extended to August 31, 2009. A total of $3,486 in interest has accrued on this note as of June 30, 2009.

On June 30, 2009, the Company borrowed $25,000 from Leaddog Capital, LP in exchange for a short term note payable bearing interest at 12 percent.

Note 8. Going Concern

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of
$1,240,431 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

UNITED ECOENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 9. Commitments and Contingencies

As part of the acquisition of the intellectual property related to the wound care products from Epic Wound Care, LLC, the Company agreed to issue 20 million common shares in escrow, retaining the voting rights on the shares, pending the satisfaction of contingent performance provisions of the acquisition agreement.

If the performance targets are not met, then all except 5 million shares of the 20 million shares in escrow will be canceled by the Company. The escrow shares are not reported as issued because the Company controls the voting of the shares, and will not be considered as issued until and unless the contingencies are met.

2

F-

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2008.

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

As of June 30, 2009, we have made portfolio investments in a short term secured loan to City 24/7, LLC and in the acquisition of the intellectual property of Epic Wound Care, LLC, through Epic Wound Care, Inc. During 2007 and 2008, we had entered into investment agreements to acquire a controlling interest in several companies, on the recommendation of our investment adviser and with the approval of our Investment Committee. In both cases, the results of due diligence investigation of the companies resulted in the abandonment of both investments in 2008, despite the considerable time and effort devoted to the acquisitions.

In September 2008 and October 2008, we entered into two short-term secured promissory notes totaling $250,000 with City 24/7, LLC, with which we had previously entered into a portfolio investment agreement. Due to changes in the economic outlook generally and for the internet industry in particular, we determined that the planned portfolio investment was no longer warranted, and terminated the investment. The two secured promissory notes remained outstanding and matured on December 31, 2008, at which time the Company began discussions with City 24/7, LLC for the repayment of the secured notes plus accrued interest, or the transfer of the assets securing the notes to the

Company. Those discussions have continued, the maturity dates was extended to May 31, 2009 and have resulted in a meeting with a potential new investor in City 24/7, LLC, which would result in the payment of the notes in full, including accrued interest. Subsequently, we have agreed with City 24/7, LLC to convert the principal and all accrued interest on the loans into a ten percent ownership interest in City 24/7, LLC. However, despite these later discussions and agreement, the Investment Committee of our Board of Directors has concluded, after a review of the situation, that an impairment loss for these notes is warranted at June 30, 2009 for the full amount of the principal and interest due on the notes.

In September 2008, we entered into an investment term sheet with Shelby Super Cars, Inc. (SSC), of Richland, Washington, the manufacturer and developer of the Shelby super car known as the Ultimate Aero. The Ultimate Aero is an 1183 horsepower extreme performance car which holds the land speed record as the world’s fastest production car. SSC, Inc. also has developed the Ultimate Aero EV, a 100 percent green supercar, which is expected to capture the world record as the fastest electric car. In May, 2009, we signed a final investment agreement to close on the initial portfolio investment in SSC, Inc. and advanced a total of $200,000 (of an agreed $250,000) as the initial cash investment, secured by a first lien on an Ultimate Aero valued at almost $1 million. In July and August 2009, SSC has indicated it may attempt to renege on the investment agreement, a matter which is currently under review and discussion with our legal counsel. No impairment loss has been taken for the $200,000 advanced to SSC since it is secured by a lien on the Ultimate Aero.

In June 2009, we closed on the acquisition of the intellectual property and assets of Epic Wound Care, LLC, through a wholly-owned portfolio investment company, Epic Wound Care, Inc. Epic Wound Care, LLC had contracted to acquire the intellectual property to manufacture and distribute an innovative gauze to serve the wound care market. The acquisition of the Epic intellectual property was closed in exchange for the issuance of 10 million shares of the Company’s common stock and with another 20 million shares to be held in escrow by the Company pending satisfaction of certain performance targets by Epic over the next 18 months. If the performance targets are not met, then all except 5 million shares of the 20 million shares in escrow will be canceled by the Company. The escrow shares are not reported as issued because the Company controls the voting of the shares, and will not be considered as issued until and unless the contingencies are met. The 10 million shares issued at closing to the sellers have been valued at $500,000, based on a prior, arm’s length offer to purchase the intellectual property for more than $1 million made by the current distributor prior to the acquisition by the Company, and is reported at that value in the financial statements included in this report.

Operating Activities

As of June 30, 2009, our operating activities have involved identifying suitable portfolio investments, negotiating investment terms, entering into investment agreements and undertaking due diligence. We also completed additional fund raising activities to support our portfolio investment activities and closed on the acquisition of the intellectual property relating to the wound care product through Epic Wound Care, Inc.

The Investment Committee of our Board of Directors met in August, 2009 to consider each of the separate portfolio investments and their valuations as of June 30, 2009, based on a valuation report from our investment advisor. After considering the companies, their operations, business model and other relevant factors, our Investment Committee approved the valuation recommendations of our investment advisor for approval by the Audit Committee of our Board of Directors. The Audit Committee than approved the impairment loss of the investment in City 24/7, LLC in the full amount of the principal on the two promissory notes, $250,00, plus all accrued interest, although we later agreed with City 24/7 to convert the amount due into an ownership in that company.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee may consider valuations from an independent valuation firm, from our Investment
Committee and from management, as well as other appropriate indicators of the value of our portfolio, in its discretion.

Results of Operations

For the quarter ended June 30, 2009, we incurred administrative expenses of
$106,250 rent expense of $1,650, interest of $1,106, professional fees of $23,833 and other expenses totaling $48,683, compared to consulting expenses of $18,750, rent expenses of $1,650, interest of $2,425, professional expenses of $5,583 and other expenses of $467 for the quarter ended June 30, 2008. Our total expenses were $181,522 and $28,875, respectively for the quarters ended June 30, 2009 and 2008. We had $3,291 of investment income (interest) for the quarter ended June 30, 2009. We also reported an investment loss of $265,690 from the impairment loss with respect to the investment in City 24/7, LLC, made up of principal of $250,000 and interest accrued to March 31, 2009 of $15,690.

For the six months ended June 30, 2009, we incurred administrative expenses of

$185,000, rent expense of $3,600, interest of $2,150, professional fees of $23,833 and other expenses totaling $48,746, compared to consulting expenses of $40,000, rent expenses of $3,100, interest of $4,485, professional expenses of $5,583 and other expenses of $5,951 for the quarter ended June 30, 2008. Our total expenses were $263,329 and $59,119, respectively for the six months ended June 30, 2009 and 2008. We had $3,291 of investment income (interest) for the six months ended June 30, 2009.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2009 are included in Footnote 6 to our Financial Statements.

Investment Activity

There were no additional portfolio investments made during the three months ended June 30, 2009 other than as noted above.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We accrued $3,291 in investment income during the quarter ended June 30, 2009.

Operating Expenses

Operating expenses for the quarter ended June 30, 2009 are broken down as follows:

Administration expenses $ 78,750
Rent 1,650
Interest 1,106

Bank fees 277

Consulting 27,500
Insurance 2,169
Marketing 2,250
Offering expenses 33,990
Professional fees 23,833
Transfer agent 6,720
Other expenses 3,277

--------

Total operating expense $ 181,522

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

Enterprise Administration, LLC billed us for administrative services in the amount of $26,250 for April, May and June, 2009, a total of $78,750, all of which is included in accounts payable at June 30, 2009.

Net Investment Income, Net Unrealized Appreciation and Net Increase in
Stockholders’ Equity Resulting from Operations

Our net investment loss totaled $265,690 for the quarter ended June 30,
2009 compared to $0 for the quarter ended June 30, 2008 and $0 for the year ended December 31, 2008. Net decrease in stockholders’ equity totaled $443,921 for the quarter ended June 30, 2009 compared to $28,875 for the quarter ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

On February 1, 2007, the Company borrowed the sum of $50,000 from an existing minority shareholder for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 8,000 shares of common stock at an exercise price of $0.40 per share for a period of two years. In September, 2008, a total of $30,000 was paid in principal on this note, and an additional $5,000 was paid on November 12, 2008, leaving a principal balance of $15,000 due at June 30, 2009. A total of $8,032 in interest has accrued on the loan as of June 30, 2009. The warrant has expired.
The maturity date on the note has been extended to September 30, 2009.

On March 27, 2007, the Company borrowed the sum of $30,000, $15,000 each from two unrelated parties for a six month term with interest due at maturity at the rate of 9 percent per year. The Company also issued a warrant to purchase 3,000 shares of common stock to each of the parties at an exercise price of $0.40 per share for a period of two years. In September, 2008, the Company paid a total of
$8,368 in principal on each note, and an additional $4,700 was paid on each note on November 12, 2008, leaving a principal balance of $1,933 due on each note at
June 30, 2009.

A total of $2,032 in interest has been accrued on each of the two loans as of
June 30, 2009. The warrants have expired. The maturity date on the notes has been extended to September 30, 2009. The borrowed funds were used as general working capital for the Company.

On February 22, 2008, the Company borrowed $25,000 from Leaddog Capital, LP and issued its promissory note payable on the earlier of the date that an additional $350,000 in capital is raised for the Company or October 22, 2008.
The note carries interest at 10 percent. Leaddog Capital also received 100,000 shares of common stock, issued on April 1, 2008, as a placement fee. The maturity date on the note has been extended to August 31, 2009. A total of $3,385 in interest has accrued on this note as of June 30, 2009.

On June 30, 2009, the Company borrowed $25,000 from Leaddog Capital, LP in exchange for a short term note payable bearing interest at 12 percent.

We filed a Form 1-E notice and offering circular with the SEC on November 24, 2008, which became effective ten calendar days later, to raise additional capital for our portfolio investment activities. Under Regulation E, a business development company can offer and sell up to $5,000,000 in value of its stock in any consecutive, rolling 12 month period so long as the provisions of Regulation E are met. A total of $304,700 was raised under this 1-E offering at a price of $0.245 per share.

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

We generated no cash flows from operations during 2008 and the current year to date through June 30, 2009. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman of the Audit Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).
Based on that evaluation, as of June 30, 2009, we have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief
Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control of financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

There have been no changes in our internal controls over financial reporting that occurred during the three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold no common shares during the quarter ended June 30, 2009 in unregistered offerings, except for the 10 million shares of common stock issued in the acquisition of the intellectual property of Epic Wound Care, LLC, which were issued in restricted form under the exemption for private offerings of stock under Section 4(2) of the Securities Act of 1933. We sold a total of 1,254,694 shares under the Regulation E offering for total consideration of $307,400.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

By letter dated April 10, 2009, the SEC advised us that it had reviewed our 1-E filing and related documents filed in November, 2008, and raised a number of comments and requested changes to the offering and offering documents, as well as previously filed periodic reports filed by us on Forms 10-Q and 10-K. We are reviewing the comments and expect to address the comments and requested changes within the next few weeks, as well as any required amendments to our previous periodic filings. On August 12, 2009, Greenbaum, Rowe, Smith & Davis, LLP was retained as SEC counsel to the Company and we began a review of our prior filings for issues requiring amendment, if any, as well as a response to the SEC letter dated April 10, 2009.

On August 11, 2009, we entered into an agreement with City 24/7, LLC under which we will convert the outstanding principal and interest due under the existing notes in the total principal amount of $250,000 to a 10 percent membership interest in City 24/7.

On August 11, 2009, Mr. Winston Willis was appointed Chief Compliance Officer of the Company. Mr. Willis is currently a director and officer of another public company.

On August 11, 2009 the Company terminated the existing Administration Agreement with Enterprise Administration, LLC. And will also reverse the accruals of outstanding administration fees.

On August 3, 2009 the Company began a review of its existing investment advisory agreement with United EcoEnergy Advisors, LLC in order to determine its suitability for our intended operations and activities.

Item 6. Exhibits

Exhibit Description of Exhibit

10.0 Agreement and Plan of Acquisition between United EcoEnergy Corp.
and Epic Wound Care, LLC dated May 19, 2009
10.1 Investment Agreement with Shelby Super Cars, Inc.

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

_/s/__Kelly T. Hickel August 14, 2009
Kelly T. Hickel
Chief Executive Officer

2