Form 10-Q/A
period 2009-06-30
United EcoEnergy Corp.
filed 2009-09-10
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
(State or Other Jurisdiction of   Incorporation or Organization)                                                                                                                                                                                                                                                 (I.R.S. EmployerIdentification No.)

120 Wall Street, Suite 2401

New York, NY 10005

(Address of Principal Executive Offices) (Zip Code)

(646)-808-3094

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED ECOENERGY CORP.

BALANCE SHEETS

                                                                                                                                                                                                                                                        June 30, 2009          December 31, 2008

                                                                                                                                                                                                                                                        (unaudited)

                                                                                                                                                                                                                                                        -------------------        -----------------------

Assets:

Cash and cash equivalents                                                                                                                                                                                                                                                                                               $              2,289          $                    383
Due from affiliate                                                                                                                                                                                                                                                                                                                                 3,550                            3,550
Accrued interest receivable                                                                                                                                                                                                                                                                                                              3,291                             8,190

                                                                                                                                                                                                                                                          --------------                  --------------

Total Current Assets                                                                                                                                                                                                                                                                                                                          9,130                          12,123

Other Assets:

Investments in Portfolio Companies                                                                                                                                                                                                                                                                                            710,500                        250,000

                                                                                                                                                                                                                                                          --------------                  --------------

Total Assets                                                                                                                                                                                                                                                                                                                        $          719,630           $            262,123

                                                                                                                                                                                                                                                          ========                  ========

Liabilities and Stockholders’ Equity (Deficit)

Accounts payable                                                                                                                                                                                                                                                                                                      $           141,883           $             25,698

Due to affiliate                                                                                                                                                                                                                                                                                                                          175,781                        175,781

Notes payable to related parties                                                                                                                                                                                                                                                                                                     65,000                           40,000

Accrued interest payable to related parties                                                                                                                                                                                                                                                                          11,518                             9,542

Short term loans                                                                                                                                                                                                                                                                                                                          3,865                             3,865

Accrued interest payable                                                                                                                                                                                                                                                                                                          4,065                             3,891

Convertible debenture                                                                                                                                                                                                                                                                                                             25,000                                    -

                                                                                                                                                                                                                                                        --------------                 ---------------

Total Current Liabilities                                                                                                                                                                                                                                                                                                       427,112                         258,777

Long Term Liabilities:                                                                                                                                                                                                                                                                                                                       -                                     -

                                                                                                                                                                                                                                                        --------------                 ---------------

Total Liabilities                                                                                                                                                                                                                                                                                                                               427,112                         258,777

                                                                                                                                                                                                                                                        --------------                 ---------------

Commitments and Contingencies: Note 9

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 authorized 150,000,000 shares, issued and outstanding 45,965,231and 34,710,537 shares

at June 30, 2009 and December 31, 2008                                                                                                                                                                                                                                                                               45,965                          34,710

Convertible preferred stock, par value $0.001, authorized 5,000,000 shares, issued no shares at June 30, 2009 and December 31, 2008                                                                                                                              -                                    -

Additional paid-in capital                                                                                                                                                                                                                                                                                                          1,486,984                        690,839
Accumulated deficit                                                                                                                                                                                                                                                                                                                  (1,240,431)                     (722,203)

                                                                                                                                                                                                                                                                                                                                                     ---------------                ---------------

Total Stockholders’ Equity:                                                                                                                                                                                                                                                                                                         292,518                            3,346

                                                                                                                                                                                                                                                                                                                                                     ---------------                ---------------

Total Liabilities and Stockholders’ Equity:                                                                                                                                                                                                                                                                     $        719,630             $         262,123

                                                                                                                                                                                                                                                                                                                                                     =========              =========

Net asset value per common share                                                                                                                                                                                                                                                                                   $       0.00636             $         0.00010

                                                                                                                                                                                                                                                                                                                                                     =========              =========

The accompanying notes are an integral part of these financial statements.

                                                                                                                               UNITED ECOENERGY CORP.

                                                                                                                               SCHEDULE OF INVESTMENTS (unaudited)

                                                                                                                                   June 30, 2009

Portfolio                                                                          Industry                                                        Amount                                  Cost                                          Fair                                             % of

Investments                                                                                                                                           or Number                                                                                Value                                       Net assets

       -------------------                                                                ---------------                                                     --------------                             ---------------                             -------------                                  --------------

City 24/7 LLC                                                                        Technology                                                  $      250,000                            $     250,000                            $            -                                                    -

Secured Note Receivable due May 31, 2009

SSC, Inc.                                                                                Automotive                                                   $     200,000                            $      200,000                            $ 200,000                                              68.4

Secured Note Receivable

Epic Wound Care, Inc. Health                                                Health                                                         $      10,500                            $        10,500                            $   10,500                                               3.6

Unsecured Loans Receivable

Epic Wound Care, Inc.                                                            Health                                                                100,000                            $      500,000                            $ 500,000                                           170.9

Common Stock

                                                                                                                                -------------                              --------------                                  ----------

Total                                                                                                                                                                                                               $      960,500                            $  710,500                                          242.9

                                                                                                                               ========                              ========                                  ======

The accompanying notes are an integral part of these financial statements.

UNITED ECOENERGY CORP.

STATEMENTS OF OPERATIONS

                                                                                                                                                                                                                                                                                     For the three months ended

                                                                                                                                                                                         June 30, 2009     June 30, 2008

                                                                                                                                                                                                                                 (unaudited)       (unaudited)

                                                                                                                                                                                                                                -----------------     ------------------

Investment income:

Interest income                                                                                                                                                                                                                                                                                                    $          3,291       $                  -

Dividend income                                                                                                                                                                                                                                                                                                                     -                           -

Other income                                                                                                                                                                                                                                                                                                                           -                           -

                                                                                                                                                                                                                                                         -----------------     -----------------

Total income                                                                                                                                                                                                                                                                                                                    3,291                           -

Operating expenses:

Investment advisory fees

Base fee                                                                                                                                                                                                                                                                                                                       -                            -

Incentive fee                                                                                                                                                                                                                                                                                                               -                            -

Capital gains fee                                                                                                                                                                                                                                                                                                         -                            -

                                                                                                                                                                                                                                                          ----------------    ------------------

Total investment advisory fees                                                                                                                                                                                                                                                                                     -                            -

General and administrative:

Administrative expenses                                                                                                                                                                                                                                                                               106,250                  18,750

Rent expense                                                                                                                                                                                                                                                                                                       1,650                    1,650

Interest expense                                                                                                                                                                                                                                                                                                  1,106                    2,425

Professional expenses                                                                                                                                                                                                                                                                                      23,833                    5,583

Other expenses                                                                                                                                                                                                                                                                                                  48,683                       467

                                                                                                                                                                                                                                                                                                                                  ----------------    ------------------

Total operating costs                                                                                                                                                                                                                                                                                                 181,522                  28,875

                                                                                                                                                                                                                                                     -----------------   ------------------

Net operating loss                                                                                                                                                                                                                                                                                                     (178,231)               (28,875)

                                                                                                                                                                                                                                                     -----------------   ------------------

Loss on impairment of investment                                                                                                                                                                                                                                                                         (265,690)                          -

Net unrealized appreciation in investments                                                                                                                                                                                                                                                                      -                            -

                                                                                                                                                                                                                                                                                                                                -----------------    ------------------

Net decrease in stockholders’ equity resulting from operations                                                                                                                                                                                                                 $   (443,921)     $         (28,875)

                                                                                                                                                                                                                                      ==========    ==========

Basic and diluted net decrease in stockholder equity per common share resulting from operations                                                                                                                                                    $     (0.0121)     $         (0.0009)

                                                                                                                                                                                                                                                                                                                                ==========   ==========

Weighted number of common shares outstanding-basic and diluted                                                                                                                                                                                                          36,838,656           32,781,639

                                                                                                                                                                                ==========   ==========

The accompanying notes are an integral part of these financial statements.

UNITED ECOENERGY CORP.
STATEMENTS OF OPERATIONS

                                                                                                                                                                                                                                                                                                                       For the six months ended

                                                                                                                                                                                                       June 30, 2009      June 30, 2008

                                                                                                                                                                                                               (unaudited)        (unaudited)
                                                                                                                                                                                                              ------------------     -----------------

Investment income:

Interest income                                                                                                                                                                                                                                                                                                  $          3,291       $                  -

Dividend income                                                                                                                                                                                                                                                                                                                   -                           -

Other income                                                                                                                                                                                                                                                                                                                         -                           -

                                                                                                                                                                                                 ---------------       ---------------

Total income                                                                                                                                                                                                                                                                                                                  3,291                           -

Operating expenses:

Investment advisory fees

Base fee                                                                                                                                                                                                                                                                                                                     -                           -

Incentive fee                                                                                                                                                                                                                                                                                                             -                           -

Capital gains fee                                                                                                                                                                                                                                                                                                       -                           -

                                                                                                                                                                                                  --------------       ---------------

Total investment advisory fees                                                                                                                                                                                                                                                                                   -                           -

General and administrative:

Administrative expenses                                                                                                                                                                                                                                                                             185,000                 40,000

Rent expense                                                                                                                                                                                                                                                                                                     3,600                   3,100

Interest expense                                                                                                                                                                                                                                                                                                2,150                   4,485

Professional expenses                                                                                                                                                                                                                                                                                    23,833                   5,583

Other expenses                                                                                                                                                                                                                                                                                                 8,746                    5,951

                                                                                                                                                                                                                        ---------------      ---------------

Total operating costs                                                                                                                                                                                                                                                                                               263,329                 59,119

                                                                                                                                                                                                                        --------------       ---------------

Net operating loss                                                                                                                                                                                                                                                                                                   (260,038)              (59,119)

                                                                                                                                                                        --------------       ---------------

Loss on impairment of investments                                                                                                                                                                                                                                                                      (258,190)                        -

Net unrealized appreciation in investments                                                                                                                                                                                                                                                                     -                          -

                                                                                                                                                                                                                                                                                                                                  --------------       ---------------

Net decrease in stockholders’ equity resulting from operations                                                                                                                                                                                                                 $  (518,228)     $      (59,119)

                                                                                                                                                                                                                        ========       =========

Basic and diluted net decrease in stockholder’s equity per common share resulting from operations                                                                                                                                                $    (0.0145)     $      (0.0018)

                                                                                                                                                                                                                        ========      =========

Weighted number of common shares outstanding-basic and diluted                                                                                                                                                                                                        35,780,475        32,781,639

                                                                                                                                                                                                                                                      =========     =========

The accompanying notes are an integral part of these financial statements.

UNITED ECOENERGY CORP.

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED

June 30, 2009 and 2008
(unaudited)

                                                                                                                                                                                                                                                              June 30, 2009      June 30, 2008

                                                                                                                                                                                                                                                              (Unaudited)       (Unaudited)

                                                                                                                                                                                                                                                                -----------------      -----------------

Cash flows from operating activities:

Net decrease in stockholders’ equity resulting from operations                                                                                                                                                                                                                                   $     (518,228)     $     (59,119)

Adjustments to reconcile net decrease in stockholders’ equity resulting from operations to net cash used in operating activities:

Purchases of investments at cost                                                                                                                                                                                                                                                                                      (210,500)                       -

Loss on portfolio investment                                                                                                                                                                                                                                                                                               258,190                        -

Increase in accrued interest receivable                                                                                                                                                                                                                                                                                 (3,291)                       -

Increase in accounts payable                                                                                                                                                                                                                                                                                              116,185               17,779

Increase in amounts due to affiliate                                                                                                                                                                                                                                                                                               -                12,500

Decrease in amounts due from affiliate                                                                                                                                                                                                                                                                                         -                   (600)

Increase in accrued interest payable                                                                                                                                                                                                                                                                                         174                 1,056

Increase in interest payable to related party                                                                                                                                                                                                                                                                         1,976                 3,429

                                                                                                                                                                                                                                                               -------------       ------------

Net cash used in operating activities                                                                                                                                                                                                                                                                                        (355,494)            (24,955)

Cash flows from financing activities:

Proceeds from short term loan                                                                                                                                                                                                                                                                                               25,000               25,000

Proceeds from convertible debenture                                                                                                                                                                                                                                                                                   25,000                        -

Proceeds from stock issuance                                                                                                                                                                                                                                                                                              307,400                       -

                                                                                                                                                                                                                                                      -------------      ------------

Net cash provided by financing activities                                                                                                                                                                                                                                                                                 357,400               25,000

                                                                                                                                                                                                                                                                                                                                                         -------------      -------------

Net increase (decrease) in cash                                                                                                                                                                                                                                                                                                       1,906                     45

Cash, beginning of period                                                                                                                                                                                                                                                                                                                   383                     31

                                                                                                                                                                                                                                                        -------------      ------------

Cash, end of period                                                                                                                                                                                                                                                                                                               $          2,289        $           76

                                                                                                                                                                                                                                                                 ========      =======

Non-cash investing and financing transactions:

Stock issued for investment                                                                                                                                                                                                                                                                                    $      500,000         $             -

                                                                                                                                                                                                                                                                 ========      =======

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

As a BDC, the Company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act. As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer. As a BDC, the Company also is subject to the financial reporting requirements of Regulation S-X issued by the SEC. The original focus of the Company was primarily on investments in alternative energy companies, including bio-fuel companies. Changes in the alternative energy market and the inability to locate or close on suitable portfolio investments in this market lead the Company to rethink its market focus, a process which is ongoing. At June 30, 2009, the Company had no net assets invested in alternative energy companies and a total of $710,500 invested in other portfolio companies, as short term interest bearing loans and ownership of all of the outstanding stock of one company.

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

(3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service where the board of directors considers that advisable, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors. The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’sability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

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
Federal and State Income Taxes:
The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company as defined in Code Section 852(b)(5)(B) is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2009, the Company has approximately $1,240,432 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and

UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Value of Financial Instruments
The carrying amounts reported in the balance sheet as of June 30, 2009 for cash and cash equivalents, due from affiliate, accrued interest receivable, accounts payable, due to affiliate, short term loans, and accrued interest payable approximate fair value because of the immediate or short-term maturity of these financial instruments. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company’s stock. The Company does not believe it is practical due to the significant volatility of the Company’s stock.
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

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Note 3. Portfolio Investments

As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has one controlled or affiliated investment represented by its ownership of 100 percent of Epic Wound Care, Inc.
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
In August 2008, the Company entered into an investment term sheet with Shelby Super Cars, Inc. (“SSC”), the developer of the Ultimate Aero super car for an investment in the company and the right to obtain up to 35 percent of the ownership of Shelby. The term sheet was reduced to an investment agreement in May 2009 and was announced in a press release on May 28, 2009. During May and June 2009, the Company advanced a total of $200,000 of the initial cash

UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(unaudited)

Note 3. Portfolio Investments(continued)

investment of $250,000, to SSC, which amount was secured by security agreement on an Ultimate Aero, which has a retail asking price of almost $1 million or more. In July 2009, SSC indicated it may attempt to renege on its investment agreement, and was unable to repay the $200,000 advance. The Company is exploring its legal options, but has not determined that the investment in SSC should be impaired, because of the existing security agreement.

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

The investment advisory agreement was submitted to the shareholders for approval and was approved by the shareholders at the Annual Meeting of shareholders in June 2006. The investment advisory agreement had an initial term of two years, but was subject to annual review and approval by the Board of Directors of the Company as required by the Investment Company Act of 1940. The Board reviewed and approved the continuation of the agreement in May 2007, and also agreed to extend the initial two year term for an additional two years, to June 30, 2010, subject again to the required annual review and approval of the Agreement by the Board of Directors. The Agreement was reviewed in June 2008 by the Board of Directors and the Board

UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

approved a new Investment Advisory Agreement, but no shareholder action has been taken on the proposed amended agreement. Consideration of renewal or modification of the investment advisory agreement is under discussion between the Board of Directors and the Investment Advisor, and if approved, will be submitted for approval of the shareholders at the next Annual meeting, expected to be held in September, 2009.

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
Enterprise Administration, LLC billed the Company for administrative services in the amount of $26,250 for April, May and June, 2009, a total of $78,750, all of which is included in accounts payable at June 30, 2009. The amounts charged by Enterprise Administration, LLC was made up of the following administrative services:

  Provider                                                             Service                                                                                         Amount

------------                                     ------------------------------------------------                                     ------------------------------

FSR, Inc.                                        Chairman and CEO services of Kelly T. Hickel                                         $              5,000
CF Consulting, LLC                       Consulting principal financial officer and corporate counsel services            $              6,250

Tower 1 Consultants                      Services of Adam Mayblum, as Director of Business Development,

                                                                       Patrick Donelan as Director of Corporate Finance                                      $           15,000

                                                -----------

                                     $            26,250

Enterprise Administration, LLC does not generate any net revenues from the Administration Agreement. Subsequent to June 30, 2009, the Company has entered into an agreement with Enterprise Administration, LLC to cancel the Administration Agreement as well as the amounts due by the Company under that Agreement. This agreement will be reduced to writing and all accrued amounts due under the Agreement will then be cancelled. Mr. Mayblum and Mr. Donelan, who own Enterprise Administration, LLC, also are the equal owners of United EcoEnergy Advisors, LLC, the Investment Advisor, and of Enterprise Partners, LLC, which owns 6,515,760 shares of the common stock. Mr. Mayblum and Mr. Donelan also each own or

UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

control 7,321,270 shares of the Company’s common stock. Collectively, Mr. Mayblum, Mr. Donelan and Enterprise partners, LLC own or control 21,158,300 shares of the common stock, representing 60.9 percent of the outstanding shares.

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
Leaddog Capital, L.P. is a Delaware limited partnership. Chris Messalas is the Chief Executive Officer, President and a Director of Leaddog Capital Partners, Inc. which is the general partner of Leaddog Capital, L.P., and therefore, Mr. Messalas is deemed to have the right to direct the voting and dispositive control over the common stock in the Company that Leaddog Capital, L.P. owns. Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,000,000 shares of UEEC Common Stock to Leaddog Capital L.P. at an exercise price of $0.00079 per share. Leaddog Capital L.P. exercised its option to purchase all 2,000,000 shares of common stock in July, 2009. Adam Mayblum, Patrick Donelan and Enterprise Partners, LLC also have entered into an Option Agreement dated December 11, 2007, for the sale of up to 2,500,000 shares of common stock held by them to Albert Wardi at an exercise price of $0.00079 per share. Mr. Wardi has exercised his option in part and has received 1,500,000 shares of UEEC Common Stock. Mr. Wardi is a registered representative and currently holds FINRA Series 7, 24 and 63 licenses that are registered with Carlton Capital, Inc. Chris Messalas is the Chief Executive Officer, President and sole Director of The Carlton Companies, Inc., which is the parent company of Carlton Capital, Inc.

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

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

Amounts Due To and From Affiliates

Amounts due from affiliate totaling $3,550 at June 30, 2009 and December 31, 2008, represent short-term, non-interest bearing advances to an affiliated company. The amounts due to affiliate of $175,781 at June 30, 2009 and December 31, 2008,represent funds advanced to and expenses paid by Enterprise Partners, LLC for the Company in prior years.

Note 5.      Stockholders’ Equity.

The Company issued a total of 11,254,694 common shares during the quarter ended June 30, 2009. A total of 1,254,694 shares were issued for cash consideration of $307,400, or $0.245 per share, and 10 million shares were issued for the acquisition of the intellectual property of Epic Wound Care, LLC in Epic Wound Care, Inc. as a portfolio company. The acquisition of the Epic intellectual property was closed in exchange for the issuance of 10 million shares of the Company’s common stock and with another 20 million shares to be held in escrow by the Company pending satisfaction of certain performance targets by Epic over the next 18 months. If the performance targets are not met, then all except 5 million shares of the 20 million shares in escrow will be canceled by the Company. The escrow shares are not reported as issued because the Company controls the voting of the shares, and will not be considered as issued until and unless the contingencies are met. The 10 million shares issued at closing to the sellers have been valued at $500,000, based on a prior, arm’s length offer to purchase the intellectual property for more than $1 million made by the current distributor prior to the acquisition by the Company, and is reported at that value in the financial statements.

Note 6. Financial Highlights

Financial Highlights
The following is a schedule of financial highlights for the three months ended June 30, 2009 and for the twelve months ended December 31, 2008:

                                                             CHANGES IN NET ASSET VALUE

                                                                         For the                       For the

                                                      six months          twelve months

                                                        ended                         ended

                                              June 30, 2009     December 31, 2008

                              ----------------- -----------------------

Net asset value at beginning of period (1)                                                              $     0.00007        $     (0.00832)

Proceeds from common stock                                                                                     0.01757                 0.01639

Net investment income (loss)                                                                                      (0.00007)              (0.00024)

Loss on impairment of investment                                                                               (0.00562)                          -

Operating costs                                                                                                          (0.00573)              (0.00821)

                                                             -------------          --------------

Net asset value, end of period (2)                                                                         $     0.00636        $       0.00010

UNITED ECOENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

Note 6. Financial Highlights(continued)

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

FORWARD LOOKING STATEMENTS

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

In September 2008, we entered into an investment term sheet with Shelby Super Cars, Inc. (SSC), of Richland, Washington, the manufacturer and developer of the Shelby super car known as the Ultimate Aero. The Ultimate Aero is an 1183 horsepower extreme performance car which holds the land speed record as the world’s fastest production car. SSC, Inc. also has developed the Ultimate Aero EV, a 100 percent green supercar, which is expected to capture the world record as the fastest electric car. In May, 2009, we signed a final investment agreement to close on the initial portfolio investment in SSC, Inc. and advanced a total of $200,000 (of an agreed $250,000) as the initial cash investment, secured by a security agreement pledging an Ultimate Aero valued at almost $1 million as security. In July and August 2009, SSC has indicated it may attempt to renege on the investment agreement, a matter which is currently under review and discussion with our legal counsel. No impairment loss has been taken for the $200,000 advanced to SSC since it is secured by a security agreement.

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

Operating Expenses

Operating expenses for the quarter ended June 30, 2009 are broken down as follows:

Administration expenses          $               78,7 50

Rent                                                          1,6 50

Interest                                                                 1,106

Bank fees                                                      277

Consulting                                                27,500

Insurance                                                   2,169

Marketing                                                  2,250

Offering expenses                                    33,990

Professional fees                                      23,833

Transfer agent                                            6,720

Other expenses                                          3,277

---------

Total operating expense                       $              181,522

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

We filed a Form 1-E notice and offering circular with the SEC on November 24, 2008, which became effective ten calendar days later, to raise additional capital for our portfolio investment activities. Under Regulation E, a business development company can offer and sell up to $5,000,000 in value of its stock in any consecutive, rolling 12 month period so long as the provisions of Regulation E are met. A total of $304,700 was raised under this 1-E offering at a price of $0.245 per share during the six month period through June 30, 2009.The funds were used as working capital and for the investment in Shelby Super Cars.

By letter dated April 10, 2009, the SEC advised us that it had reviewed the 1-E filing and related documents filed in November, 2008, and raised a number of comments and requested changes to the offering and offering documents, as well as previously filed periodic reports filed by us on Forms 10-Q and 10-K. We responded to the Staff comments by letter dated August 21, 2009.

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

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control of financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

By letter dated April 10, 2009, the SEC advised us that it had reviewed our 1-E filing and related documents filed in November, 2008, and raised a number of comments and requested changes to the offering and offering documents, as well as previously filed periodic reports filed by us on Forms 10-Q and 10-K. We responded to this Staff comment letter by letter dated August 21, 2009.

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

On August 12, 2009, Greenbaum, Rowe, Smith & Davis, LLP was retained as SEC counsel to the Company.

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

_/s/__Kelly T. Hickel                                        September 9, 2009

Kelly T. Hickel
Chief Executive and Financial Officer

2