Form 10-Q
period 2009-09-30
United EcoEnergy Corp.
filed 2009-11-23
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00717

UNITED ECOENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street Suite 2401 New York, N.Y.	10005
(Address of principal executive office)	(Zip Code)

(646) 808-3095
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 20, 2009 was 64,124,415.

UNITED ECOENERGY CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

.
Item 1.	Financial Statements
UNITED ECOENERGY CORP.
STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments in portfolio companies
Non-controlled investments, at fair value (cost $450,000 and $250,000, respectively)	$180,000	$250,000
Controlled investments, at fair value (cost—$514,500 - 2009)	514,500	-
Cash	367	383
Interest receivable	3,658	8,190
Due from affiliate	3,550	3,550
Total assets	702,075	262,123
Liabilities
Accounts payable	50,456	25,698
Due to affiliates	175,781	175,781
Notes payable – including interest of $13,438 and $11,298 respectively	57,304	30,163
Note payable to related party – including interest of $5,178 and $2,135	56,519	27,135
Liability for unissued shares	22,951	-
Total liabilities	363,011	258,777
Net Assets	$339,064	$3,346
Analysis of Net Assets
Common stock, par value $.001 per share, 150,000,000 shares authorized, and 66,124,415 (2009) and 34,710,537 (2008) issued and outstanding	$66,124	$34,710
Additional paid-in capital	1,529,496	690,839
Accumulated deficit	(1,256,556)	(722,203)
Total Net Assets	$339,064	$3,346
Net Asset Value Per Share	$.01	$-

See notes to financial statements.

UNITED ECOENERGY CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Investment Income
Interest	$367	$691	$22,377	$691
Expenses
Administrative	54,976	106,103	304,022	155,098
Interest	41,496	2,247	43,645	6,732
Transfer agent	2,295	1,645	9,015	1,835
Professional fees	10,555	17,583	34,388	23,166
Reversal of unpaid administrative fees	(131,250)	-	(131,250)
Total expenses	(21,928)	127,578	259,820	186,831
Net investment gain/(loss)	22,295	(126,887)	(237,443)	(186,140)
Unrealized gain (loss) on investments
Net change in unrealized (loss)	(20,000)		(296,910)

Net increase (decrease) in net assets resulting from operations	$2,295	$(126,887)	$(534,353)	$(186,140)

Net increase (decrease) in net assets resulting from operations per share
Basic	-	-	(.01)	(.01)
Dilutive	-	-	(.01)	(.01)
Weighted number of common shares outstanding – basic and dilutive
Basic	46,124,415	32,915,597	39,000,369	32,915,597
Dilutive	46,400,189	32,915,597	39,000,369	32,915,597

See notes to financial statements.

UNITED ECOENERGY CORP.
STATEMENTS OF CHANGES IN NET ASSETS

	Nine months ended September 30, 2009	Year ended December 31, 2008
	(unaudited)
Increase (decrease) in net assets from operations:
Net investment (loss)	$(237,443)	$(276,689)
Net change in unrealized (loss)	(296,910)	-
Net (decrease) in net assets resulting from operations	(534,353)	(276,689)

Capital share transactions:
Proceeds from shares sold	346,400	569,025
Investment in portfolio company	500,000	-
Warrants issued in connection with notes payables	23,671	-
Net increase in net assets from capital share transactions	870,071	569,025

Total increase (decrease) in net assets:	335,718	292,336
Net assets at beginning of period	3,346	(288,990)
Net assets at end of period	$339,064	$3,346

Capital share activity
Shares sold	1,413,878	1,928,898
Shares issued from conversion of preferred stock	-	4,000,000
Shares issued in connection with investment in portfolio company (including 20,000,000 shares held in escrow)	30,000,000	-
Net increase in capital share activity	31,413,878	5,928,898

See notes to financial statements.

UNITED ECOENERGY CORP.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net decrease in net assets from operations	$(534,353)	$(186,140)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net unrealized loss on investments	270,000	-
Amortization of debt discount	21,368	-
Beneficial conversion feature	17,094	-
Decrease / (increase) in operating assets:
Portfolio investments	(214,500)	(100,000)
Interest receivable	4,532	(691)
Due from affiliate	-	17,250
Rent deposit	-	972
Increase / (decrease) in operating liabilities:
Accounts payable	29,943	(11,660)
Accrued interest	-	6,732
Due to affiliate	-	(11,719)
Net cash used in operating activities	(405,916)	(285,256)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	346,400	473,026
Short-term borrowings – related party	84,500	(21,735)
Short-term borrowings repayment – related party	(50,000)
Short-term borrowings - convertible debenture	25,000
Net cash provided by financing activities	405,900	451,291

Net increase in cash	(16)	166,035
Cash - beginning of the the year	383	31
Cash - at end of the year	$367	$166,066

Non-cash operating activities consisted of the portfolio of investment of $500,000 for 30,000,000 shares of common stock in the 2009 period.

See notes to financial statements.

UNITED ECOENERGY CORP
SCHEDULE OF INVESTMENTS
September 30, 2009
(unaudited)

	Industry	Principal Amount or Shares	Cost	Fair Value (1)
Investments in Non-Controlled/Non-Affiliated Portfolio Companies - 25.9%
Equity Interests
City 24/7, LLC	Media	10%	$250,000	$-
Corporate Indebtedness-25.9%
SSC, Inc.	Automotive	$200,000	200,000	180,000

Total investments in non-controlled/non-affiliated portfolio companies			450,000	180,000

Investments in Controlled Portfolio Companies – 74.1%
Equity Interests – 72%
Epic Wound Care, Inc.	Healthcare	100%	500,000	500,000
Corporate Indebtedness - 2.1%
Epic Wound Care, Inc.	Healthcare	$14,500	14,500	14,500

Total investments in controlled portfolio companies			514,500	514,500

Total – 100%			$964,500	$694,500
(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 3).

See notes to financial statements.

UNITED ECOENERGY CORP
SCHEDULE OF INVESTMENTS
December 31, 2008

Investments in Non-Controlled Portfolio Companies	Industry	Principal Amount or Shares	Cost	Fair Value (1)

Corporate Indebtedness
City 24/7, LLC – 12% - due 12/08	Media	$250,000	$250,000	$250,000

Total Investments in Non-Controlled Portfolio Companies – 100%			$250,000	250,000

Total Investments—100%			250,000	$250,000

(1)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 3).

See notes to financial statements.

UNITED ECOENERGY CORP
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Organization

United EcoEnergy Corp. (United EcoEnergy or the Company) is a closed-end investment company which has elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act).

The Company intends to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity of non-public American based micro-cap companies.  The Company will provide its portfolio companies with management expertise as well as capital.  Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.

Note 2. Basis of Preparation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its portfolio companies. While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our portfolio companies’ ability to achieve their business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for BDC reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2008 filed with the Securities and Exchange Commission on Form 10-K on April 15, 2009.

Note 3.  Significant Accounting Policies

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating any entity other than another investment company or an operating company that provides substantially all of its services and benefits to the Company. As of September 30, 2009, the Company has no consolidated subsidiaries.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the portfolio companies the Company chooses to invest in and any other parameters used in determining these estimates could cause actual results to differ.

Security Valuation
The 1940 Act requires periodic valuation of each investment in the Company’s portfolio in order to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  ASC 820 specifically defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Debt Investments
The Company will determine the fair value of debt investments by reference to the market in which it sources and executes such debt investments. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that the Company would use in originating a debt investment in such a market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in such a market.

UNITED ECOENERGY CORP
NOTES TO FINANCIAL STATEMENTS - continued
(unaudited)

In general, the Company considers enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. The Company also considers the specific covenants and provisions of each investment that may enable the Company to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than anticipated for such a profile under current market conditions.

Equity Investments
Equity investments for which market quotations are readily available will generally be valued at the most recently available closing market prices.

The fair value of the Company’s equity investments for which market quotations are not readily available will be determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, when there are restrictions on resale, when there are specific concerns about the receptiveness of the capital markets to a specific company at a certain time, or other factors.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company will analyze the portfolio company’s historical and projected financial results, as well as the nature and value of collateral, if any. The Company will also use industry valuation benchmarks and public market comparables.  The Company will also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process.  The Company may require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

The following is a description of the steps the Company will take each quarter to determine the value of the Company’s portfolio investments. Investments for which market quotations are readily available will be recorded in the Company’s financial statements at such market quotations. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors will undertake a multi-step valuation process each quarter, as described below:

(1) The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s key person responsible for the portfolio investment;
(2) Preliminary valuation conclusions are then documented and discussed with the investment committee of the board of directors;
(3) Independent valuation firms may be engaged by our investment committee of the board of directors to conduct independent appraisals and review our key person’s preliminary valuations and make their own independent assessment;
(4) The audit committee of the board of directors reviews the preliminary valuation of our investment committee  and that of the independent valuation firm, if applicable, and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and
(5) The board of directors discusses valuations and ratifies the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm, if applicable, and the audit committee.

Portfolio Investment Classification
The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid instruments with an original maturity of 90 days or less at the date of purchase. Investments in money market mutual funds and certificates of deposit, which may have original maturities of 90 days or less, are separately classified as short-term investments.

Concentration of Credit Risk
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Securities Transactions
            Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest, Dividend and Other Income
Interest income from debt investments in portfolio companies, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent such amounts are expected to be collected.

Origination, closing and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, the Company will records any prepayment penalties and unamortized loan origination, closing and commitment fees as part of interest income.

Debt investments will be placed on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest will be reversed when a loan is placed on non-accrual status.  Non-accrual debt investments will be restored to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current.

Dividend income from equity investments in portfolio companies is recorded on the ex-dividend date.

UNITED ECOENERGY CORP
NOTES TO FINANCIAL STATEMENTS - continued
(unaudited)

Fee income includes fees, if any, for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Due diligence, structuring, transaction service, consulting and management service fees generally are recognized as other income when services are rendered.

Federal and State Income Taxes
The Company is currently taxable as a C corporation and uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify, as a RIC under Subchapter M of the Internal Revenue Code.  If the Company does not meet the criteria to qualify as a RIC after the election is initially made, it will continue to be taxed as a regular corporation under Subchapter C of the Internal Revenue Code (a “C corporation”).  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its stockholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years. As of December 31, 2008, the Company has approximately $443,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefits of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Uncertain tax positions
The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of September 30, 2009 and for the period then ended, the Company did not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders will be recorded on the ex-dividend date. Net realized capital gains, if any, will be distributed at least annually.  No dividends or distributions were declared or paid to common stockholders since inception.

Per Share the Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for period presented. The weighted average number of shares outstanding for all periods presented exclude the 20 million shares held in escrow since the conditions for release have not been met as of the end of each period presented. The weighted average number of shares outstanding for the dilutive computation for the three months ended September 30, 2009 includes 636,989 shares for warrants outstanding based upon the treasury method. Diluted loss per common share for all other periods is the same as basic loss per share, as the effect of potentially dilutive securities (warrants -1,423,378 in 2009) are anti-dilutive.
.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

UNITED ECOENERGY CORP
NOTES TO FINANCIAL STATEMENTS - continued
(unaudited)

  In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per  Share (or Its Equivalent) (“ASU 2009-12”), which provides amendments to ASC Subtopic 820-10, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  ASU 2009-12 permits a reporting entity to measure the fair value of an investment that is within its scope on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 820.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, and its adoption is not expected to impact Company’s financial condition, results of operations or cash flows.

Note 3.  Portfolio Investments

  On October 7, 2009, the Board of Directors approved an agreement with City 24/7, LLC, dated August 11, 2009, to convert two senior secured notes issued to the Company by City 24/7 to an equity position in City 24/7.  The notes were originally issued September 8, 2008 and October 8, 2008 in the amounts of $100,000 and $150,000, respectively, in consideration of loans the Company made on those dates in those amounts.  Pursuant to the Agreement, City 24/7 paid the notes by admitting The Company as a member of City 24/7, LLC, a New York limited liability company, with a ten percent (10%) interest in the profits, losses and distributions of the LLC.  Pursuant to the agreement, we released our security interest in the assets of City 24/7.  As City 24/7 had not been able to make payment on the notes in accordance with the notes terms, the Company, as of June 30, 2009 concluded that the investment was impaired and wrote-off the full investment and uncollected interest accrued.

  In August 2008, the Company entered into an investment term sheet with SSC, Inc. the developer of the Ultimate Aero super car for an investment in the company and the right to obtain up to 35 percent of the ownership of SSC. During May and June 2009, the Company advanced a total of $200,000 to SSC, which amount was secured by a security agreement on an Ultimate Aero, which has a retail price of approximately $1 million. The Company has not provided additional financing to SSC due to a lack of access to additional due diligence information requested of SSC.  In July 2009, SSC indicated it may attempt to renege on its investment agreement, and was unable to repay the $200,000 advance. The Company is exploring its legal options, and accordingly has recorded an impairment reserve of $20,000 during the quarter ended September 30, 2009.

  In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through a wholly-owned subsidiary, Epic Wound Care, Inc. The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000. While the common shares escrowed are legally issued and outstanding, for purposes calculating net assets value per share and earnings per share the Company considers these shares as contingent and has not include them in the calculation.

  At September 30, 2009, the fair value measurement of all the Company’s investments were determined using Level 3 inputs and the components of the change in our investments categorized as Level 3, for the nine months ended September 30, 2009 were as follows
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Debt		Equity	Total

Beginning Balance, December 31, 2008	$250,000	$		$250,000
Additions	214,500		500,000	714,500
Total unrealized gains or losses included in earnings	(270,000)			(270,000)

Ending Balance, September 30, 2009	$194,500		$500,000	$694,500

Investment Advisory Agreement
  The Company entered into an investment advisory agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) in March 2006 under which the investment advisor, subject to the overall supervision of the board of directors of the Company, agreed to provide investment advisory services to the Company. The investment advisor is owned by two individuals who owned a majority interest in the Company (prior to June 2009) and one of whom serves on the Company’s Board of Directors. No advisor fees have been paid or accrued.  In October 2009, the Investment Advisor and the Company agreed to terminate this agreement.

Administration Agreement
  On September 1, 2008, the Company entered into an Administration Agreement with Enterprise Administration, LLC (“Enterprise”), under which Enterprise provides administrative services to the Company, either directly or through sub-administration agreements. Enterprise is owned by two individuals who owned the Investment Advisor.  Under the terms of the agreement, all management and administration, and related operating needs are provided by Enterprise and the Company is to reimburse Enterprise for the actual costs of the services on a monthly basis.  Pursuant to the agreement, Enterprise charged the Company $157,500 during the nine months ended September 30, 2009.  Enterprise and the Company agreed to terminate the agreement, effective September2, 2009 and Enterprise agreed to forgo and unpaid amounts.  Accordingly, the Company recorded a gain of $131,250 as a result of the forgiveness of the unpaid amounts during the quarter ended September 30, 2009.

Note 4.  Related party transactions

Notes payable related party
              During the nine months ended September 30, 2009, the Company borrowed an aggregate of $109,500 from LeadDog Capital LP through issuances of notes payable for approxamitely 6 month periods with interest payable at 16% per year.  In connection with the issuance of these notes the Company is required to issue an 150,000 shares of common stock (included in liability for unissued shares at September 30, 2009) and granted to the lender warrants to purchase 9,500 shares of common stock at $.001 per share. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficially owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

UNITED ECOENERGY CORP
NOTES TO FINANCIAL STATEMENTS - continued
(unaudited)

The proceeds from issuance of the promissory notes were allocated to the notes, common stock and the warrants based upon their relative fair values. This allocation resulted in allocating $58,604 to the notes $22,952 for the unissued shares and $2,944 to the warrants. During the nine months ended September 30, 2009, the Company recorded approximately $21,000 as additional interest expense related to the amortization of debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 141%; risk-free interest rate of 1.34% to 1.65%; expected life of 3 years and estimated dividend yield of 0%.

Amounts Due To and From Affiliates
Amounts due from affiliate totaling $3,550 at September 30, 2009 and December 31, 2008, represent short-term, non-interest bearing advances to an affiliated company. The amounts due to affiliate of $175,781 at September 30, 2009 and December 31, 2008,represent funds advanced to and expenses paid by Enterprise Partners, LLC for the Company in prior years.

Note  5.  Notes Payable

Notes payable includes obligations of the Company which originated in 2007 amounting to approximately $30,215 including interest of $11,300.  While the indebtedness was incurred on a short-term basis, the Company has not made any payments since 2008.

The Company also borrowed $25,000 in June 2009 under terms which provides that the borrower may convert the indebtedness including unpaid interest at $.25 per share through the due date in October 2009.  The debt was not paid on the due date and the conversion feature expired.  The debt holder has a pro-rata interest in the security interest the Company has in connection with the Company’s loan to SSC, Inc.  (see Note 3).  In connection with this borrowing the Company also granted the debt holder a warrant to purchase 12,500 shares of common stock for $.25.  The proceeds of the loan were allocated to the beneficial conversion feature ($17,000) and the balance to the loan and the warrants based upon their relative fair values.  During the quarter ended September 30, 2009, the Company expensed approximately $20,000 as a result of the amortization of the debt discount attributable to the beneficial conversion feature and the warrants.  The fair value of the warrants was determined using the Black-Sholes option pricing model using the following assumptions: volatility of 141%; risk-free interest rate of 1.17, expected life of 2 years and estimated dividend yield of 0%.

Note 6. Subsequent Events

Subsequent to September 30, 2009, the Company borrowed  $13,443 from LeadDog Capital LP  with interest payable at 16% per year for two years .  In connection with the borrowings the Company issued to the lender and to the lender an 13,443 warrants to purchase shares of the Company’s common stock at $.001 per share.

The Company has no other material events to report subsequent to the measurement date of these financial statements through the date that such were issued on November  , 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

               Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions.  The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	Our future operating results;

•	Our business prospects and the prospects of our portfolio companies;

•	The impact of the investments that we expect to make;

•	The ability of our portfolio companies to achieve their objectives;

•	Our expected financings and investments;

•	The adequacy of our cash resources and working capital; and

•	The timing of cash flows, if any, from the operations of our portfolio companies.

               In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q or incorporated by reference herein. Other factors that could cause actual results to differ materially include:

•
An economic downturn, such as the one we are currently experiencing, could likely impair the ability of any portfolio company that we may acquire an interest in to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•
An economic downturn, such as the one we are currently experiencing, could disproportionately impact the public ready growth companies which we target for investment, potentially causing us to suffer losses in our portfolio and experience diminished demand for capital from these companies;

•	An inability to access the capital markets could impair our investment activities.

               We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us at the time we filed this quarterly report on Form 10-Q with the SEC, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Overview

               The Company was incorporated under the Nevada General Corporation Law, in February 1997, and was a development stage company through the end of 2005, and until it filed an election with the SEC to be treated as a business development company in February 2006. At the same time the Company changed its name to United EcoEnergy Corp., to reflect its new business model and plan.

              We intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.   In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies.”  Our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.

               We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act. At the present time, we do not expect our investments in foreign companies to exceed more than 10% of our total investment portfolio on a cost basis, however.

               Any subsequent follow-on investment will be contingent upon the portfolio company satisfying pre-established milestones towards the filing of a registration statement under the Securities Act of 1933, as amended (“Securities Act”) or the Exchange Act.  Where appropriate, we may also negotiate to receive warrants, either as part of our initial or follow-on investments in our portfolio companies.

   As an integral part of our initial investment, we intend to partner with and help prepare our portfolio companies to become public and meet the governance and eligibility requirements for a Nasdaq Capital Market listing.   We intend to invest in micro-cap companies that we believe will be able to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”) within approximately three to twelve months after our initial investment.

               We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a “going-public”, will generally provide our portfolio companies with greater visibility, marketability, and liquidity than they would otherwise be able to achieve.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap companies in which we may invest will be able to achieve such sustained earnings growth necessary, or that the public markets will recognize such growth, if any, with an appropriate market premium.

              The convertible debt instruments we expect to receive in connection with our initial investments will likely be unsecured or subordinated debt securities.  These convertible debt instruments will in nearly all cases not be rated by a national rating agency.  If such debt securities were rated, however, we would expect them to fall below investment grade, which are sometimes referred to as “junk bonds,” meaning that they are more speculative in nature with respect to the issuer’s capacity to pay interest and repay principal, and are therefore subject to greater risk of default than other debt securities that qualify as investment grade. The equity investments we expect to receive in connection with our follow-on investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.   In the near term, we expect that our total initial and follow-on investments in each portfolio company will typically range from $250,000 to $600,000, although we may invest more than this threshold in certain opportunistic situations.  We expect the size of our individual investments to increase if and to the extent our capital base increases in the future.

               We expect that our capital will primarily be used by our portfolio companies to finance organic growth.  To a lesser extent, our capital may be used to finance acquisitions and recapitalizations. Our investment decisions will be based on an analysis of potential portfolio companies’ management teams and business operations supported by industry and competitive research, an understanding of the quality of their revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.  We will also assess each potential portfolio company as to its appeal in the public markets and its suitability for achieving and maintaining public company status.

               As a business development company, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies.

               Research shows that publically traded companies are potentially valued higher than comparable private company peers because market participants may pay a premium for liquidity.  Investors willing to accept illiquidity in the form of a private, pre-IPO investment can attempt to capture this potential valuation differential once a company becomes publicly traded.

               We intend to provide an opportunity to participate in the potential increase in value that can occur as portfolio companies transition from private to public status and potential accelerated earnings growth following an infusion of capital. We believe that this process could result in risk-adjusted excess returns that have the potential to generate capital gains on each investment over an average 3-year anticipated holding period.  We intend to distribute current income from our portfolio to investors in the form of quarterly dividends, to the extent available.

Current Economic Environment

              The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during the first half of 2009.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

Going Concern

               Our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company elected to be a BDC in 2006 but has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its portfolio companies. The report of our auditors on our financial statements included a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our portfolio companies’ ability to achieve their business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Investment Portfolio and Activities

               During the three and nine months ended September 30, 2009, we made additional investments in our non- controlled portfolio companies when we made a secured loan to SSC, Inc of $200,000 and also organized an entity whole-owned by the Company in the healthcare industry which acquired the intellectual property rights to manufacture and distribute an innovative gauze to serve the wound care market.  We funded the rights acquisition by the issuance of 30 million shares of our common shares, of which 20 million have been escrowed and will be released upon attainment of certain benchmarks over 18 months from the closing of the transaction.  Healthcare has become a targeted industry group for the Company.

               During the three months ended September 30, 2009, the Company also recognized the total impairment of its investment accrued interest in City 24/7 LLC since City was not able to make its required repayments on the loans totaling $250,000 the Company made to them in 2008. However, the Company continued to negotiate with City and in August 2009, the parties agreed to convert two senior secured notes to an equity position in City 24/7.   As a result of the matters discussed above concerning SSC, the Company also reserved $20,000 against that investment.

               During 2009, the Company’s management has been replaced and in December 2009, a majority of the Board will be new members. It is the intention of the new management to review more investment opportunities that meet the Company’s investment criteria while at the same time develop funding sources, principally equity, if available on terms that are favorable to the Company,  in addition to the Company’s present lender.  The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to both find appropriate candidates for investment and if found, conclude a transaction as well as to find adequate financing for our operations including amounts necessary to fund the operations of our portfolio companies.

Results of Operations

We commenced operations as a BDC in February 2006; however, much of the time since that date was devoted to fund raising and  extensive efforts devoted to identifying investment candidates; negotiation of transactions and due diligence efforts, etc. Set forth below are the results of operations for the three and six months ended September 30, 2009 and 2008.

Investment income   We currently have limited investment income and amounts accrued in accordance with the terms of the related loans have not been received.  The Company has stopped accruing income on loans for which the Company established the loans were impaired.  Our equity investments are not expected to pay dividends. We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.  In all likelihood we will be required to make future expenditures in connection with our due diligence efforts along with general and administrative expenses before we will earn any material investment income.

Expenses.   Our primary operating expenses include the payment of: (i) consulting fees under current and former arrangements to fund the costs related to personnel  and advisors and other administrative obligations for identifying, evaluating, negotiating, closing; monitoring and servicing our investments; (ii) interest on borrowings; and (ii) professional services including legal, accounting and transfer agent.   In the quarter ended September 30, 2009, the Company and its former administrative service provider agreed to the termination of the service agreement and any unpaid amounts were cancelled.  Accordingly, the Company recognized income of $131,250 from the reversal of these unpaid amounts.

Net change in unrealized (loss) – non-controlled investments:  During the three month and nine month periods ended September 30, 2009, the Company recognized unrealized loss on its investments of $20,000 and $296,910 as a result of the matters discussed above concerning its investments in SSC and City 24/7 LLC.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, the Company had negative working capital of approximately $333,00 and $88,000, respectively.   Since implementing the BDC business plan, we generated net cash proceeds of $1.1 million from equity placements and borrowed $205,000, principally from a related party. During this period we invested $464,000 in cash and issued common stock in one additional transaction. The Company elected to be a BDC in 2006 but has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its portfolio companies. The report of our auditors on our financial statements included a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our portfolio companies’ ability to achieve their business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses.

As of September 30, 2009, we had net assets of $339,000 and, based on 46,124,231 shares of common stock outstanding (exclusive of 20 million shares held in escrow), a net asset value per common share of approximately $. 01 As of December 31, 2008, we had net assets of $3,346 and, based on 34,710,577 shares of common stock outstanding, a net asset value per common share of approximately $nil.

Distribution Policy

We have not paid any dividends or distributions since our inception.  Our Board of Directors will determine the payment of any distributions in the future. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.  Any dividends to our stockholders will be declared out of assets legally available for distribution.

Although our primary emphasis will be to generate capital gains through the common stock we expect to receive upon conversion of the convertible debt and convertible preferred securities issued to us in the initial and follow-on investments in our portfolio companies, we also expect to generate current income from the interest and preferred dividends on the debt and convertible preferred securities, respectively, prior to their conversion.

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, although we currently intend to distribute realized net capital gains, if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to our stockholders. If this happens, our stockholders will be treated as if they had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, our stockholders would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies.  Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the sale of our common stock.

Contractual Obligations

As of September 30, 2009, our investment agreements with our portfolio companies provide that we will provide if the portfolio companies attain certain benchmarks we are to provide financing of up to $150,000.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments.   We will determine the net asset value per share of our common stock quarterly, or more frequently to the extent circumstances together with our obligations under the 1940 Act require us to do so. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock authorized or outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis We will determine the fair value of our debt investments by reference to the market in which we source and execute these debt investments. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that we would use in originating a debt investment in this market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in this market. In general, we consider enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. We also consider the specific covenants and provisions of each investment which may enable us to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are also analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than required for such a profile under current market conditions.

The fair value of our equity investments for which market quotations are not readily available will be determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values will generally be discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.  Equity investments for which market quotations are readily available will generally be valued at the most recently available closing market price.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we will analyze its historical and projected financial results, as well as the nature and value of collateral, if any. We will also use industry valuation benchmarks and public market comparables.  We will also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. We will generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

The following is a description of the steps the Company will take each quarter to determine the value of the Company’s portfolio investments. Investments for which market quotations are readily available will be recorded in the Company’s financial statements at such market quotations. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors will undertake a multi-step valuation process each quarter, as described below:

(1) The quarterly valuation process begins with each portfolio company or investment being initially valued by the Company’s key person responsible for the portfolio investment;

(2) Preliminary valuation conclusions are then documented and discussed with the investment committee of the board of directors;

(3) Independent valuation firms may be engaged by our investment committee of the board of directors to conduct independent appraisals and review our key person’s preliminary valuations and make their own independent assessment;

(4) The audit committee of the board of directors reviews the preliminary valuation of our investment committee  and that of the independent valuation firm, if applicable, and responds to the valuation recommendation of the independent valuation firm to reflect any comments; and

(5) The board of directors discusses valuations and ratifies the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firm, if applicable, and the audit committee.
Determination of fair values involves subjective judgments and estimates. Accordingly, this critical accounting policy expresses the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Revenue Recognition.   We calculate gains or losses on the sale of investments by using the specific identification method. We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent such amounts are expected to be collected.

Origination, closing and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, we record any prepayment penalties and unamortized loan origination, closing and commitment fees part of interest income.

We place loans on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. We may recognize as income or apply to principal, interest payments received on non-accrual loans, depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other Income.   Other income includes closing fees, or origination fees, associated with equity investments in portfolio companies. Such fees are normally paid at closing of our investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. We offer and provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. These fees are typically included in other income.

Federal Income Taxes.   We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.  If we do not meet the criteria to qualify as a RIC for our 2009 taxable year, we will be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. During the three and six months ended September 30, 2009 our portfolio loans had fixed rates. As such, a change in interest rates may have a material effect on our net investment income. However, we may hedge against interest rate fluctuations from time-to-time by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended September 30, 2009, we did not engage in interest rate hedging.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of September 30, 2009, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Chief Executive Officer  and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in adjustments to the Company’s interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiency which began with the employment of a new Chief Financial Officer in August 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 30, 2009 the Company filed and Information Statement with the SEC providing notice of shareholder action in lieu of an Annual Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the following proposals: (i) the election of five members to the Board of Directors of the Company, to serve until the next Annual Meeting of Shareholders or until their successors are duly elected; (ii) the decision of the Audit Committee of the Board of Directors of the Company to appoint Berman, Hopkins, Wright & LaHam, CPAs & Associates, LLP, as the independent auditors for the Company for the year commencing January 1, 2009.  The consenting shareholders held shares of common stock and are entitled to cast a number of votes equal to 60.2 % of the total voting capital stock on all matters submitted to the shareholders for approval.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2009.

United EcoEnergey Corporation

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer