Form 10-K
period 2009-12-31
United EcoEnergy Corp.
filed 2010-04-16
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-135213

UNITED ECOENERGY CORP.

 (Exact Name of Registrant as Specified in its Charter)

Nevada	84-1517723
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

 (Registrant's Telephone Number, including Area Code)
(646)896-3094

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter.

15,434,708

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of April 14, 2009 was 34,230,000 shares.

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

None.

TABLE OF CONTENTS

PART I
Item 1. Business	4

Item 1A Risk Factors	6

Item 2. Properties	12

Item 3. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Security Holders	12

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 8 Financial Statements and Supplementary Data	16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16

Item 9A Controls and Procedures	16

Item 9B. Other Information	17

PART III
Item 10 Directors, Executive Officers and Corporate Governance	18

Item 11. Executive Compensation	20

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20

Item 13. Certain Relationships and Related Transactions and Director Independence	21

Item 14. Principal Accountant Fees and Services	22

PART IV
Item 15. Exhibits, Financial Statement Schedules	22

Index to Financial Statements	25

EX 21
EX 31.1
EX 31.2
EX 32

PART I

ITEM 1: BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under “Risk Factors” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility.

Company Overview

United EcoEnergy Corp. (“United” or the “Company”) was a closed-end management investment company which in February 2006 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies.  During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic Wound Care, Inc., the Company’s wholly-own subsidiary which will eventually become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we believed will not be strategic to our healthcare strategy.

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by April 30, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of the Company’s election to be treated as a BDC and becoming an operating company, the fundamental nature of the Company’s business from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Primary Strategy

Epic Wound Care Inc., our wholly-owned subsidiary, is a manufacturer of a gauze product designed for the wound care market. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a homeostatic agent to address bleeding quickly. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water.  After acquiring the intellectual property rights we devoted most of the remainder 2009 obtaining necessary approvals to enable the product to be sold worldwide as well as establishing an international distribution network.    Sales during this period were limited due to the lack of the necessary approvals.
The Company is also focused on identifying additional emerging healthcare products and technologies, principally homeostatic, for strategic partnership or acquisition.

Competition

The disposable medical supply market in the United States is dominated by large companies such as Baxter International, Bristol-Myers Squibb Company, Johnson & Johnson and 3M Company.  Our homeostatic gauze product will directly compete in the gauze markets dominated by these majors. However, the market for homeostatic products, which includes gauzes, gels, bandages and powders is largely composed of smaller, privately-he ld companies with the exception of Johnson & Johnson which manufactures Surgicel® In this market competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

Government Regulation

We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies.

The U.S. Drug Enforcement Administration (“DEA”), the U.S. Food and Drug Administration (“FDA”) and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of applicable laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

In recent years, some states have passed or have proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. In addition, the FDA Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. We expect that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods in order to reform the healthcare system. This process may result in legislation and/or additional regulation governing the delivery or pricing of pharmaceutical products, as well as potential changes to the structure of the present healthcare delivery system. We cannot predict what reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.

Environmental Matters

Our business activities are subject to extensive federal, state, and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Although The Company does not, and has no plans to directly manufacture its own products, we may still be subject to existing environmental laws by way of regulatory agencies or other third party claimants. Examples of U.S. Federal environmental legislation that may have adverse effects on The Company include the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (aka CERCLA or Superfund) and the Resource Conservation and Recovery Act. By no means do we certify this list as being complete, as there are many laws and regulations that exist or that may come to pass that we cannot foresee which may also have an impact on The Company. The multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly and we determined to change our business model as a result. There are currently no pending legal proceedings with any government regulatory agencies.

EMPLOYEES

We had no employees during the year ended December 31, 2009 although we contracted for the services of several individuals on an interim basis including Kelly T. Hickel and Jan E. Chason, our Chief Executive Officer and Chief Financial Officer.  We anticipate making more formal arrangements with them and other needed executives and staff as our operations increase.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

As of  December 31, 2009, we do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.  RISK FACTORS

We are a new enterprise engaged in the business of acquiring, developing and integrating small private companies and products related to healthcare.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We have Limited operating history.  Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives

We have limited operating history which makes it difficult for potential investors to evaluate our business or prospective operations.  Our business plan involves the acquisition and development of operating companies predominately in the healthcare market and is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties frequently encountered by companies developing markets for new products, services and technologies in which we expect to invest. We may never overcome these obstacles.

In addition, our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties on behalf of our affiliate companies on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.  This could make it more difficult for us to raise funds and adversely affect our relationships with lenders, investors and suppliers

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. . We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the healthcare industry, and the fact that we are not profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

No guarantee of market acceptance

Our success is dependent on market acceptance of any new technology or service that we acquire or develop for our selected industry. We cannot assure you that healthcare market professionals will conclude that our technologies are useful or safe. We cannot assure you that our technology will achieve or maintain significant market acceptance among distributors, patients, physicians, or healthcare payers in general, or even that any and all necessary regulatory approvals will be obtained.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations

Our ability to successfully develop or acquire products and companies and to identify and enter into commercial arrangements with customers will depend on our ability to select and evaluate suitable opportunities to consummate transactions in an environment that is highly competitive.  These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

We may not be able to effectively manage our growth, which may harm our profitability

Our strategy envisions expanding our business of developing proprietary solutions in healthcare industry. If we fail to do so and thereafter to manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

*  meet our capital needs;
*  expand our systems effectively or efficiently or in a timely manner;
*  allocate our human resources optimally;
*  identify and hire qualified employees or retain valued employees; or
* incorporate effectively the components of any products, services or business' that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. We will have to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Uncertain outcomes during clinical testing

Outcomes of clinical trials for new, if required, may produce unexpected or undesired results that may either delay or entirely halt a product from reaching the market. This would materially impact our product development costs. If a product does not survive the clinical testing phase, our entire investment in that product would be invalidated and entirely negated. In addition, delays in clinical trials would mean our products would not reach our end users for an indeterminate period, which would negatively affect our revenue.

Clinical trials may be delayed for a variety of reasons, including but not limited to delays in obtaining a potential test site to commence or continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, and delays in recruiting patients to participate in a study.

We may not be able to adequately protect our technologies or intellectual property rights

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and product candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

RISKS RELATED TO OUR INDUSTRY

The healthcare industry is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

While we intend to concentrate on over-the-counter and nonprescription type healthcare products the healthcare industry is generally subject to extensive regulatory requirements. Many of these requirements result in significant costs that may adversely affect our business and financial results. If we are unable to pass those costs on it would negatively impact our profit margin.

 Recently enacted healthcare insurance legislation may lead to unintended adverse effects for businesses involved in our industry. Massive new legislation that gives the Federal government greater regulatory powers may lead to negative consequences for certain aspects of our business. The full scope of the recently passed healthcare legislation may not be felt for several years, it is therefore difficult to predict any future consequences that would be challenges to our Company, or if we can overcome them.

Failure to comply with laws or government regulations could result in penalties

Certain government requirements for technologies in the healthcare market may require licensure or mandatory minimum standards relating to the provision of services. Failure to comply with these requirements could materially affect our ability to expand into new or existing markets. Future regulatory developments may also cause disruptions to our operations.

Risks Relating to Our Organization

We are subject to the reporting requirements of the federal securities laws, which can be expensive

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders increase our operating costs.

It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by that Act.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

As result of our analysis of our system of internal accounting controls and accounting and financial reporting processes, we have identified a material weakness in our disclosure controls and internal controls. These are more specifically discussed in Item 9A of this Annual Report. As a result of these deficiencies, we must perform additional analysis and other post-closing procedures to insure that our financial statements are prepared in accordance with US generally accepted accounting principles. As a result, we will incur expenses and devote significant management resources to this review process. Furthermore, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

Public company compliance requirements may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. Compliance with the new rules and regulations increases our operating costs and makes certain activities more time consuming and costly than if we were not a public company. As a public company, these new rules and regulations make it more difficult and expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our largest stockholders can exert significant control over our business and affairs and could have actual or potential interests that may depart from those of our other stockholders

 Our largest stockholders own a substantial number of shares of our common stock. Additionally, their holdings may be supplemented in the event that they exercise any of the warrants they may hold or in the future be granted, or exercise any conversion privilege under any convertible debt securities held or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the shareholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

There exist risks to stockholders relating to dilution: authorization of additional securities and reduction of percentage share ownership following investment

To the extent that additional shares of common stock are issued, the stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following an investment, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services or additional capital. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

RISKS  RELATING TO OUR COMMON STOCK

Our stock price may be volatile

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the healthcare industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been an illiquid trading market for our common stock on the OTC Bulletin Board. We cannot predict how liquid the market for our common stock might become. Although we are not presently eligible, we intend to apply for listing of our common stock on either The Nasdaq Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should the Company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued to our officers, directors, and greater than 10% stockholders in the merger are subject to a lockup agreement prohibiting sales of such shares for a period of 18 months following the Private Placement. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. In addition, the shares of common stock sold in the Private Placement (including the shares underlying the Warrants sold therein) will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act. Recent revisions to Rule 144 shortened the holding period under Rule 144, as a result of which the overhang period arises earlier than would previously have been the case.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any properties at this time.  It leases its headquarters at 120 Wall Street, Suite 24021, New York, NY 10005.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELTATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information

The common shares of the Company trade on the NASD OTC Bulletin Board under the symbol UEEC. There has been only limited, sporadic trading activity to date. The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board.

	High	Low
For Year Ended 2009
First Quarter	$0.40	$0.15
Second Quarter	0.75	0.36
Third Quarter	0.45	0.45
Fourth Quarter	0.45	0.25

For Year Ended 2008
First Quarter	$0.60	$0.60
Second Quarter	1.00	0.52
Third Quarter	1.00	0.40
Fourth Quarter	0.40	0.10

(b) Holders

As of December 31, 2009, there were approximately 115  holders of record of our common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

Although the Company has two authorized equity compensation plans approved by its shareholders in 1997, before it elected to be treated as a business development company, no stock options, grants, warrants or other awards have ever been made under the plans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with ‘‘Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

OVERVIEW

United EcoEnergy Corp. (“United” or the “Company”) was a closed-end management investment company which in February 2006 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies.  During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic Wound Care, Inc., the Company’s wholly-own subsidiary which will eventually become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we believe will not be strategic to our healthcare strategy.

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by April 30, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of the Company’s election to be treated as a BDC and becoming an operating company, the fundamental nature of the Company’s business from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Our financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. We have not yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing adequate to fund our operations.. The report of our auditors on our financial statements includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, became a publicly owned entity and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions..

Business Plan

United EcoEnergy Corp (UEEC) develops, manufactures and markets products and technologies in the healthcare sector. UEEC's principal operating subsidiary is Epic Wound Care, Inc. which produces homeostatic gauze, a collagen-like natural substance created from chemically treated cellulose that is designed to address severe bleeding in wound care applications. The Company is focused on identifying additional emerging healthcare products and technologies, principally homeostatic, for strategic partnership or acquisition.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

 During the year ended December 31, 2009 and 2008, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. In each year Company incurred general and administrative expenses of $487,000 and $276,000, respectively principally in connection with its BDC operations, most of which related to investigation and negotiating acquisition terms for several.  During 2009, we acquired and established our initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic Wound Care, Inc., the Company’s wholly-own subsidiary which will eventually become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we believe will not be strategic to our healthcare strategy.

Epic initiated its first sales of its gauze product designed for the wound care market and the margins achieved should be reflective of the margins we intend to achieve, although there can be no assurance.  The operating expenses in both periods include the cost of the various consultants who were mainly assisting in the due diligence for the deal flow that we were considered during the period.  In 2009, operating expenses also includes a $50,000 charge to amortize the Company’s newly acquired intellectual property rights.

Other expenses includes non-cash accounting charges aggregating $103,000 in connection with our financing activities. In addition, we recorded a charge of $278,000 to recognize impairments in our now non strategic assets.

LIQUIDITY AND CAPITAL RESOURCES

 As of December 31, 2009, the Company had a negative working capital of $495,000 and minimal shareholders equity. Since inception, we generated net cash proceeds of $1 million from equity placements and borrowed $228,000 from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its commitments to its affiliate companies. The report of our auditors on our financial includes a reference to going concern risks.  While the Company has funded its initial operations with private placements, and secured loans from a related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash Flows

The Company cash on hand at December 31, 2009 and 2008 was $8,000 and $380, respectively

Operating cash flows:  We began the sales process for our gauze product in 2009 with the first sales to an international distributor. We had no operating sources of cash in 2008.

Net cash used in operating activities for the year ended December 31, 2009 was $162,000 as compared to $282,000 in the prior year. The decrease in the cash used in operating activities was principally the result of the delay in payments to vendors in the current period.

Investing cash flows:  The Company used cash of $200,000 (2009) and $250,000 (2008) to make loans to affiliated companies.  Our most significant investment – the acquisition of the intangibles related to Epic was funded with 30 million shares of the Company’s common stock, of which 20 million shares are held in escrow.

Financing cash flows:  Net cash generated from financing of $369,000 in 2009 consists of net proceeds from a private placementof common stock and a convertible debenture aggregating $322,000 and $48,000 of loans from a related party net of a repayment of $50,000.  Net cash provided by financing activities for the prior year was $532,000 which represents proceeds from the issuance of common stock in a private placement of $596,000, net of a repayment of loans of $36,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer  and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of December 31, 2009, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in audit adjustments to the Company’s 2009 annual or interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiency which began with the employment of our new Chief Financial Officer in November 2009.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2009 are as follows:

Name	Age	Position with Company
Kelly T. Hickel	68	Chairman of the Board and CEO
Jan E. Chason	64	Chief Financial Officer and Director
Richard P. Rifenburgh	78	Director
Boris Rubishevsky	59	Director
Michael Wiechnik	60	Director

Our directors hold office for one- year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Biographies

KELLY T. HICKEL has been the Chairman and CEO of the Company since January 2009.  Mr. Hickel is also, since June 2008, the Chairman and CEO of Spring Creek Capital Corp.  Mr. Hickel is currently an officer and or director of other public companies including TheraBiogen, Inc.  From February of 2001 until he resigned in June 2006 he was the Chairman of Paradise Music & Entertainment, Inc.    Mr. Hickel was Chairman and Chief Restructuring officer of the Tyree Company in Farmingdale, New York from 2005 to 2006.  Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has also attended course work at Columbia University.

Mr. Hickel has held positions in public companies since 1969.  These positions have included everything from Salesman to Sales Manger, Vice President of Sales to International Market Development, President, Chief Executive Officer and Chairman.  Through his extensive financial experience, he has also acted as Chief Financial Officer for a number of these public corporations.  These corporations have ranged in revenue of less than 1 million dollars per year to as much as 600 million dollars per year.

JAN E. CHASON was appointed the Company’s Chief Financial Officer and a member of the Board of Directors in October and November 2009, respectively.  He is also the Chief Financial Officer of Spring Creek Capital Corp. since November 20, 2009.  Additionally, Mr. Chason is the Chief Financial Officer of Alliance Network Communications Holdings, Inc. and Paradise Entertainment and Event Group since October 2009 and November 2009, respectively.  Mr. Chason has also served as the Chief Financial Officer of several other publicly-owned companies including Halcyon Jets Holdings, Inc. (August 2007 to August 2009), Ckrush Inc. (February 2006 to September 2008) and Majesco Entertainment Company (January 2003 to January 2006). Mr. Chason was also formerly a partner at Ernst & Young.  Mr. Chason, 64, is a certified public accountant and has a Bachelor of Business Administration from City College of New York.

Since 1994, Mr. Chason has been a senior financial officer of ten public companies which ranged from development stage to mature operating companies with revenues ranging from $10 million to $1.6 billion.  During his 25 year career in public accounting he provided assurance services to both publicly-owned as well as privately-own enterprises.

RICHARD P. RIFENBURGH has been a member of the Board of Directors since April 2009.  He has also been a member of the Board of Directors of United EcoEnergy Corp. since June 2008. Since June 2008 he has served as the Chairman of Board of Directors  of Paradise Music and Entertainment, Inc. and previously was its Vice Chairman from July 2001  Mr. Rifenburgh has been an officer and/or director of many public companies since 1969.  Mr. Rifenburgh attended Wayne University, majoring in Electrical Engineering.

Mr. Rifenburgh has been Chairman and/or President and CEO of eleven public companies since 1969.  Three of these companies have been NYSE companies and have ranged in size from $12M to $600M in sales.  Mr. Rifenburgh has also been a director, often as independent board chairman or chairman of the audit committee of a number of other public and private companies.

BORIS RUBISHEVSKY has served as a Director of the Company since June 2008. Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. In 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company s in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was the from 1992 to 2003.. Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions.. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.

Boris Rubizhevsky has held officer positions in public companies since 1997.  The companies have been as large as 150 million and have grossed up to 30 million in revenue.

MICHAEL WIECHNIK has been a Director of the Company since June 2008. Since 1976, Mr Wiechnik has held several key leadership positions in the State of New Jersey Department of Corrections (DOC) including Chief of the Bureau of Correctional Systems, Chief of the Bureau of Classification and Identification Services. Currently Mr. Wiechnik is the driving force behind “Clean Energy” initiatives for the DOC; planning distributive (electric) generation projects utilizing renewable and sustainable alternative energy sources. Mr. Wiechnik received a Bachelor of Arts degree in Psychology from the College of New Jersey (formerly Trenton State College).

Directors’ and Officers’ Liability Insurance
We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer and persons performing similar functions, of ours. Our Code of Ethics is available as Exhibit 14 to this Annual Report on Form 10-K.

Committees

The board of directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. We appoint persons to committees of the board of directors who we believe meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. Currently, Mr. Rifenburgh qualifies as an “audit committee financial expert,” within the meaning of SEC Regulation S-K, Item 407(d)(5).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review we believe that, during fiscal 2009, all our current officers and directors were late in complying with the applicable filing requirements and that former officers and directors have not complied with the applicable filing requirements.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to United Capital Corp Board of Directors, c/o Jan E. Chason, Chief Financial Officer, 120 Wall Street, Suite 2401, New York, NY 10005.  Mr. Chason will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, and illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate.  The Chief Financial Officer has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during each of the years during the period ended December 31, 2009  to our principal officers although no executive earned over $100,000 in cash in each year.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	COMPENSATION($)	AWARD(S) ($)	OPTIONS/SARS (#)	PAYOUTS ($)	COMP. ($)

Stephen M. Siedow	2008	-0-	-0-	-0-	-0	-0-	-0-	-0-
Former Chairman,
President/CEO

William K. Mackey	2008	-0-	0-	-0-	-0-	-0	-0-	-0
Former Chairman/
President

Kelly T. Hickel	2009	-0-	-0-	-0-	-0-	-0	-0-	-0-
Chairman/CEO	2008	-0 -	-0-	-0-	-0-	-0-	-0-	-0-

Jan E. Chason	2009	25,000	-0-	-0-	-0-	-0

From September 1, 2008 to August 31, 2009, management personnel were provided to the Company under an administration agreement with Enterprise Partners, LLC which provided for monthly payments of $26,250 in 2008 and 2009.     The agreement was terminated, effective August 31, 2009 and unpaid amounts of $131,250 were forgiven.  CF Consulting, LLC also received monthly payments of $6,250 to provide services as CFO and Chief Compliance Manager for the Company, and had designated Robert Hipple to provide these services in 2006, 2007 and 2008 and through September 2009.   FSR, Inc. is compensated $60,000 per year for Mr. Hickel’s services.

Mr. was Chason appointed Chief Financial Officer on November 20, 2009. Amounts reported have been accrued for Mr. Chason’s services based upon an informal arrangement until the Company establishes a compensation program for its officers and directors.

The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.  Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT TO PLANS

For the years ended December 31, 2008 and 2007 and through the date of this information statement, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

The Company currently has in place an employee stock compensation plan and compensatory stock option plan adopted by the shareholders prior to 2006, but no shares have been authorized and no grants have been made under the plans.. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect.

Directors' Compensation

The Company had no compensation program for its Directors during 2009 and 2008 and no compensation was paid or accrued for these periods.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is based upon 66,224,418 shares of common stock outstanding as of April 1, 2010, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board of Directors, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities. Except as otherwise indicated, addresses are c/o United EcoEnergy Corp., 120 Wall Street, Suite 2401, New York, NY  10005

	Number of Shares Beneficially Owned Power		Voting

Patrick Donelan
3570 Lakeview Drive
Del Ray Beach, FL 33445	6,050,000		9.1%

Adam Mayblum
50 Andrew Lane
New Rochelle, NY 10804	6,050,000		9.1

LeadDog Capital L.P	2,095,000	(1)	3.2

Roadrunner Capital Group LLC	1,000,000	(2)
			1.5
Members of Epic Wound Care, LLC (3)
and/or their designees	20,000,000		30.2

Kelly T. Hickel	-		-

Jan E. Chason	-		-

Richard P. Rifenburgh	20,000		*

Boris Rubishevsky	20,000		*

Michael Wiechnik	20,000		*
Current Executive Officers and Directors as a Group	60,000		*

(1)
Does not include currently exercisable options to acquire 22,943 shares of common stock, nor shares attributable to Roadrunner Capital Group LLC, with which it constitutes a group within the meaning of Section 13 (d) and Rule 13d-3 of the Exchange Act. LeadDog Capital, LP is prohibited from acquiring more than 9.5% of our outstanding shares at any one time.

(2)
Does not include currently exercisable options to acquire 4,224,094 shares of common stock, nor any shares attributable to LeadDog Capital, LP, with which it constitutes a group within the meaning of Section 13 (d) and Rule 13d-3 of the Exchange Act. Roadrunner Capital Group LLC is prohibited by its option agreement from acquiring more than 9.5% of our outstanding shares at any one time.

(3)
The shares, all held in escrow for the benefit of the members of Epic Woundcare LLC. 10624 South Eastern Avenue, #A290, Henderra, Nevada 89052, pursuant to an Agreement dated July 1, 2009 and are subject to release or cancellation in June and December 2010.

*	Represents beneficial ownership of less than 1% of the shares of common stock.

ITEM 13. CERTAIN RELATIONSHIOS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the 2009, we borrowed an aggregate of $97,943 from LeadDog Capital LP through issuances of notes payable for approximately six-month periods with interest payable at 16% per year.  In connection with these loans, we agreed to issue an aggregate of 150,000 shares of our common stock to LeadDog Capital LP and granted to LeadDog Capital LP warrants to purchase 22,943 shares of our common stock for a purchase price of $.001 per share. LeadDog Capital LP and its affiliates, including Roadrunner Capital Group, LLC, are shareholders and warrant holders. This group is restricted from becoming the beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Exchange Act), of more than 9.5% of our outstanding shares of common stock.

Except for the foregoing, none of our directors, officers, or any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Berman Hopkins Wright & LaHam, CPAs and Associates, LLP, was our independent registered accountants through February 2010 when Rosenberg Rich Baker Berman & Co, independent registered public accountants was engaged to audit our 2009 financial statements. The following table sets forth the fees billed by our independent accounting firms for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
	2009	2008

Audit fees	$16,766	$8,249
Audit-related fees	2,000	2,500
Tax fees	0	0
All other fees	0	00

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the quarterly financial statements. All other fees relate to other professional services rendered.

Audit Committee Pre- Approval Policy

We understand the need for the accounting firm to maintain objectivity and independence in its audit of our financial statements.  To minimize relationships that could appear to impair their objectivity, our Audit Committee has restricted the non-audit services that they may provide to us.

The Audit Committee also has adopted policies for pre-approving all non-audit work performed by the accounting firm who audits the Company’s financial statements.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The financial statements required by item 15 are submitted in a separate section of this report, beginning Page F-1, incorporated herein and made a part hereof.

(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

14	Code of ethics*

21	Subsidiaries of the registrant*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32	Section 1350 Certificat3 by Chief Executive Officer and Chief Financial Officer*

* Filed herewith.
 (1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Kelly T. Hickel ----------------------------------------------- Kelly T. Hickel Chief Executive Officer and Director Dated: April 15,2010

/s/ Jan E. Chason
-----------------------------------------------
Jan E. Chason
Chief Financial Officer and Director
Dated: April 15,2010

/s/ Richard Rifenburgh
-----------------------------------------------
Richard Rifenburgh
Director
Dated: April 15,2010

/s/ Boris Rubishevsky
-----------------------------------------------
Boris Rubishevsky
Director
Dated: April 15,2010

/s/ Michael Wiechnik
-----------------------------------------------
Michael Wiechnik
Director
Dated: April 15,2010

UNITED ECOENERGY CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
United EcoEnergy Corp.:

We have audited the accompanying consolidated balance sheet of United EcoEnergy Corp. and subsidiary company as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United EcoEnergy Corp. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since its inception and has a working capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman and Company

Somerset, New Jersey
April 15, 2010

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United EcoEnergy Corp.

We have audited the accompanying balance sheets of United EcoEnergy Corp. (a development stage company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. United EcoEnergy Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit perform of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United EcoEnergy Corp. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring operating losses which raised substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP Winter Park, Florida April 11, 2009

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$8,018	$383
Accounts receivable	3,550	11740
Total current assets	11,568	12,123

Investments in affiliates	180,000	250,000
Intangibles - net	450,000	-

TOTAL ASSETS	$641,568	$262,123

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$241,149	$39,131
Due to related party	175,781	175,781
Notes payable – related party	71,378	25,000
Other current liabilities	18,865	18,865
Total current liabilities	507,173	258,777

Liability for unissued shares – related party	60,000
Convertible debenture	25,000

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 150,000,000
shares authorized and 66,124,415 (2009) and 34,710,537
(2008) issued and outstanding	66,124	34,710
Additional paid-in capital	1,615,481	690,839
Accumulated deficit	(1,632,210)	(722,203)
Total stockholders' equity	49,395)	3,346

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$641,568	$262,123

See notes to consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Revenues - net	$23,903	$-

Expenses
Cost of sales	16,641
General and administration	487,055	276,689
Amortization of intangibles	50,000	-
Total expenses	553,696	276,689
Loss from operations	(529,793)	(276,689)
Other expenses/(income)
Loss on investments in affiliates	278,190
Beneficial conversion feature	20,726
Finance costs	63,684
Interest- principally related party	17,614
Net loss	$(910,007)	$(276,689)

Loss per share - basic and diluted	$(.02)	$(.01)

Weighted average shares outstanding	39,355,935	33,660,768

See notes to consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid - in		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2007	1,000,000	$1,000	28,781,639	$28,782	$126,742	$(445,514)	$(288,990)
Conversion of Preferred	(1,000,000)	(1,000)	4,000,000	4,000	(3,000)		-
Shares issued at $.03 per share			1,928,898	1,928	567,097		569,025

Net loss	-	-	-	-	-	(276,689)	(276,689)

Balance - December 31, 2008	-	-	34,710,537	34,710	690,839	(722,203)	3,346

Shares issued at $.245, net
of expenses	-	-	1,413,878	1,414	295,246		296,660

Shares issued in connection
with the acquisition of intellectual property rights	-	-	30,000,000	30,000	470,000		500,000

Beneficial conversion feature	-	-			20,726		20,726

Warrants issued in connection with the incurrence of indebtedness	-	-			7,420		7,420

Forgivness of related party payable					131,250		131,250

Net loss	-	-	-	-	-	(910,007)	(910,007)

Balance - December 31, 2009	-	-	66,124,415	$66,124	$1,615,481	$(1,632,210)	$49,395

See notes to consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008
Cash Flows Used in Operating Activities
Net Loss	$(910,007)	$(276,689)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangibles	50,000
Finance costs	63,684
Loss on investments in affiliates	278,190
Beneficial conversion feature	20,726
Changes in operating assets and liabilities:
Accounts receivable		10,032
Accounts payables and accrued expenses	335,439	(15,881)
Net Cash Used in Operating Activities	(161,968)	(282,538)
Cash Flows Used in Investing Activities
Investments in affiliates	(200,000)	(250,000)
Net Cash Used in Investing Activities	(200,000)	(250,000)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	97,943	25,000
Issuance of common stock	296,660	569,025
Issuance of convertible debenture	25,000
Repayment of loans		(61,135)
Repayment of related party loan	(50,000)	-
Net Cash Provided by Financing Activities	369,603	532,890
Net Increase in Cash	7,635	352
Cash at beginning of period	383	31
Cash at end of period	$8,018	$383

Supplemental Disclosures

Non-cash investing activities

Issuance of common stock in connection with
the acquisition of intangibles	$500,000
Forgiveness of related party payable	131,250

See notes to consolidated financial statements

UNITED ECOENERGY CORP AND SUBSIDIARY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Preparation

United EcoEnergy Corp. (“United” or the “Company”) was a closed-end management investment company which in February 2006 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies.  During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic Wound Care, Inc., the Company’s wholly-own subsidiary which will eventually become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we believed will not be strategic to our healthcare strategy.

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by April 30, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of the Company’s election to be treated as a BDC and becoming an operating company, the fundamental nature of the Company’s business from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of an holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2.  Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Epic Woundcare, Inc. as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry and any other parameters used in determining these estimates could cause actual results to differ.

Concentration of Credit Risk

The Company may place its cash with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Equity and Cost Method Investments in Affiliated Companies

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company uses the cost method of accounting for investments in equity securities in which it has a less than 20% equity interest and virtually no influence over the investee's operations.

Application of the cost method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the investments to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the industries as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

Income Taxes

The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities (commonly known as the asset and liability method). In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof

As of December 31, 2009, the Company has approximately $1.3 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

Upon initiation of active operations, the Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants to acquire1,448,378 shares of common stock at December 31, 2009) are anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

The Company adopted Accounting Standards Update (“ASU”) No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles,” which amended ASC 105, “Generally Accepted Accounting Principles,” to establish the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in the Company’s consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

Note 3.  Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through a wholly-owned subsidiary, Epic Wound Care, Inc. The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals. While the common shares escrowed are legally issued and outstanding, for purposes calculating net assets value per share and earnings per share the Company considers these shares as contingent and has not include them in the calculation.  The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $50,000 in the 2009 consolidated statement of operations.

Note 4. Investments in Affiliates

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

  In August 2008, the Company entered into an investment term sheet with SSC, Inc. the developer of the Ultimate Aero super car for an investment in the company and the right to obtain up to 35 percent of the ownership of SSC. During May and June 2009, the Company advanced a total of $200,000 to SSC, which amount was secured by a security agreement on an Ultimate Aero, which has a retail price of approximately $1 million. The Company has not provided additional financing to SSC due to a lack of access to additional due diligence information requested of SSC.  In July 2009, SSC indicated it may attempt to renege on its investment agreement, and was unable to repay the $200,000 advance. Subsequently, the Company has demanded, among other matters, the repayment of the loans and is further exploring its legal options. Accordingly the Company has recorded an impairment reserve of $20,000.

Note 5.  Related Party Transactions

Note payable related party

During the year ended December 31, 2009 and 2008, the Company borrowed $97,943 and $25,000, respectively from LeadDog Capital LP through issuances of notes payable for periods of approximately 6 months with interest payable at 16% per year.  In connection with the issuance of notes with a face value of $75,000, the Company is obligated to issue 150,000 shares of common stock and in connection issuance of notes with a face value of $22,943; the Company granted the lender warrants to purchase 22,943 shares of the Company’s common stock at $.001.  LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $15,524 to the notes and $7,419 to the warrants. The shares which the Company is obligated to issue (included as liability for unissued shares in the accompanying consolidated balance sheet as of December 31, 2009) were expensed as financing fees of $60,000.  During 2009, the Company recorded $3,684 as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 141%; risk-free interest rate of 1.34% to 1.65%; expected life of 3 years and estimated dividend yield of 0%.

 Amounts Due To Affiliates

The Company entered into an investment advisory agreement with United EcoEnergy Advisors, LLC (the Investment Advisor) in March 2006 under which the investment advisor, subject to the overall supervision of the board of directors of the Company, agreed to provide investment advisory services to the Company. The investment advisor is owned by two individuals who owned a majority interest in the Company (prior to June 2009) and one of whom served on the Company’s Board of Directors. No advisor fees were paid or accrued.  In October 2009, the Investment Advisor and the Company agreed to terminate this agreement.

On September 1, 2008, the Company entered into an Administration Agreement with Enterprise Administration, LLC (“Enterprise”), under which Enterprise provides administrative services to the Company, either directly or through sub-administration agreements. Enterprise is owned by the two individuals who owned the Investment Advisor.  Under the terms of the agreement, all management and administration, and related operating needs are provided by Enterprise and the Company is to reimburse Enterprise for the actual costs of the services on a monthly basis.  Pursuant to the agreement, Enterprise charged the Company $157,500 during the nine months ended September 30, 2009.  Enterprise and the Company agreed to terminate the agreement, effective September 2, 2009 and Enterprise agreed to forgo any unpaid amounts.  Accordingly, the Company wrote-off the obligation of $131,250 in 2009 by crediting additional paid in capital for the amount as a related party granted the forgiveness.

The amounts due to affiliate of $175,781 at December 31, 2009 and 2008 represent funds advanced by and expenses paid by Enterprise Partners, LLC for the Company in prior years.

Note 6.  Notes Payable

Other current liabilities include obligations of the Company which originated in 2007 amounting to approximately $18,865 excluding interest of $14,867 (included in accrued expenses).  While the indebtedness was incurred on a short-term basis, the Company has not made any payments since 2008.

The Company also borrowed $25,000 in June 2009 under terms which provides that the borrower may convert the indebtedness including unpaid interest at $.25 per share through the due date in October 2009.   The debt holder has a pro-rata interest in the security interest the Company has in connection with the Company’s loan to SSC, Inc. (see Note4).  In connection with this borrowing the Company also granted the debt holder a warrant to purchase 12,500 shares of common stock for $.25.  The proceeds of the loan were allocated to the beneficial conversion feature ($17,000) and the balance to the loan and the warrants based upon their relative fair values.  During the quarter ended September 30, 2009, the Company expensed approximately $20,000 as a result of the amortization of the debt discount attributable to the beneficial conversion feature and the warrants.  The fair value of the warrants was determined using the Black-Sholes option pricing model using the following assumptions: volatility of 141%; risk-free interest rate of 1.17, expected life of 2 years and estimated dividend yield of 0%.

In March 2010, the Company and the debt holder agreed to convert the indebtedness including the accrued interest into 131,641 shares of the Company’s common stock.

Note 7. Subsequent Events.

Subsequent to December 31, 2009, the Company borrowed $23,200 from LeadDog Capital LP with interest payable at 16% per year and due dates principally 3 months after issuance.