Form 10-Q
period 2010-03-31
United EcoEnergy Corp.
filed 2010-05-14
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 814-00717

UNITED ECOENERGY CORP.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005
(Address of Company’s principal executive offices)	(Zip Code)
(646) 808-3095
 (Company’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                          Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                                       Yes ☐   No ☑

As of May 14, 2010, there were outstanding 66,224,418 Common Shares, $.001 par value per share, of the Company.

UNITED ECOENERGY CORP AND SUBSIDIARY

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$106	$8,018
Accounts receivable	22,892	3,550
Total current assets	22,998	11,568

Investments in affiliates	180,000	180,000
Intangibles - net	425,000	450,000

TOTAL ASSETS	$627,998	$641,568

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$312,953	$241,049
Due to related party	175,781	175,781
Notes payable – related party	94,107	71,378
Other current liabilities	18,865	18,865
Total current liabilities	601,706	507,073

Liability for unissued shares – related party	60,000	60,000
Liability for unissued shares	35,410
Convertible debenture		25,000

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $.001 per share; 150,000,000
shares authorized and 66,224,418
issued and outstanding	66,224	66,224
Additional paid-in capital	1,615,481	1,615,481
Accumulated deficit	(1,750,823)	(1,632,210)
Total stockholders' equity/(deficiency)	(69,118)	49,495

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIENCY)	$627,998	$641,568

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues - net	$35,461	-

Expenses
Cost of sales	16,119
General and administration	99,762	$81,807
Amortization of intangibles	25,000	-
Total expenses	140,881	81,807
Loss from operations	(105,420)	(81,807)
Other expenses/(income)
Finance costs	10,605
Interest- net - principally related party	2,588	(7,500)
Net loss	$(118,613)	$(74,307)

Loss per share - basic and diluted	$-	$-

Weighted average shares outstanding	66,224,418	34,710,537

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

			Additional		Total
	Common Stock		Paid - in		Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficiency)

Balance - December 31, 2009	66,224,418	$66,224	$1,615,481	$(1,632,210)	$49,495

Net loss for period	-	-	-	(118,613)	(118,613)
Balance - March 31, 2010	66,224,418	$66,224	$1,615,481	$(1,750,823)	$(69,118)

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
Cash Flows Used in Operating Activities
Net Loss	$(118,613)	$(74,307)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangibles	25,000
Finance costs	10,605
Accrued interest	2,588
Changes in operating assets and liabilities:
Accounts receivable	(19,342)	(7,500)
Accounts payables and accrued expenses	70,976	77,146
Net Cash Used in Operating Activities	(28,786)	(4,661)
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	20,874	25,000
Net Cash Provided by Financing Activities	20,874	25,000
Net (Decrease)/ Increase in Cash	(7,912)	20,339
Cash at beginning of period	8,018	383
Cash at end of period	$106	$20,722

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP AND SUBSIDIARY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Preparation

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

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by May 30, 2010 with an effective date as of December 31, 2009.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2009 filed with the Securities and Exchange Commission on Form 10-K on April 16, 2010.

Note 2.	Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Epic Wound Care, Inc. as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Revenues are attributable to the sale of medical products through distributor agreements.  The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor’s gross profit on special orders.  The balance of the manufactured cost is due from the distributor at the time of shipment.  The Company is also entitled to an agreed percentage of the distributor’s profit on receipt by the distributor.  The Company defers all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company’s portion of distributor’s profit at the time of shipment.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (warrants to acquire 1,449,321 shares of common stock and 281,641 shares issuable at March 31, 2010) are anti-dilutive.

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

    In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

    In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”).  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should:

1.
Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.

2.	Related solely to past performance.
3.	Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.

Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010

Note 3.	Related Party Transactions

During the three months ended March 31, 2010, the Company borrowed $20,874 from LeadDog Capital LP through issuances of notes payable for one year periods from the date of the borrowings with interest payable at 16% per year. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 4.  Notes Payable

The Company borrowed $25,000 in June 2009 under terms which provided that the borrower could convert the indebtedness including unpaid interest at $.25 per share through the due date in October 2009.   The debt holder had a pro-rata interest in the security interest the Company has in connection with the Company’s loan to one of its investees. In January 2010, the Company and the lender agreed to the conversion of the note into 131,641 shares of the Company’s common stock.  The shares have not been issued and are included in the liability for unissued shares at its fair value which resulted in noncash charge for the period ended March 31, 2010 of $8,750.

Note 5. Subsequent Events

Subsequent to March 31, 2010, the Company borrowed $7,000 from LeadDog Capital LP with interest payable at 16% per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K, filed with SEC April 16, 2010.

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

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. The Company intends to file a Notice to withdraw its election to be regulated as a BDC by May 31, 2010 with an effective date as of December 31, 2009.

As a result of the withdrawal of the Company’s election to be treated as a BDC and becoming an operating company, the fundamental nature of the Company’s business is changing from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

Results of Operations

Three months ended March 31, 2010 versus three months ended March 31, 2009

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. During the three months ended March 31, 2010 the Company incurred general and administrative expenses of $100,000 versus $82,000 in the prior year period.  The principal expenses incurred were related to expanding the distribution base for Epic Wound Care, Inc.  our principal operating subsidiary as well as restructuring the Company to end its BDC status.  The prior year period general and administrative costs were related to identifying and negotiating transactions with potential portfolio acquisitions.

Epic’s principal distributor during the 2010 quarter continued to develop its customer base for the Epic gauze product designed for the wound care market and the margins achieved should be reflective of the margins we intend to achieve, although there can be no assurance. Operating expenses in the 2010 period also includes a non-cash charge for amortization of the intellectual property rights related to the Epic technology.

Other expenses includes non-cash accounting charges aggregating $11,000 in connection with our financing activities.

Financial Condition, Liquidity and Capital Resources

 As of March 31, 2010, the Company had a negative working capital of $579,000 and stockholders’ deficiency of $69,000.   Since inception, we generated net cash proceeds of $1 million from equity placements and borrowed $249,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved The report of our auditors on our 2009 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at March 31, 2010 and December 31, 2009 was $106 and $8,000, respectively.

Operating cash flows: We continue the initial sales process for our gauze product which was begun late in 2009 with limited sales to our sales distributor. We had no operating sources of cash in the 2009 period.

Net cash used in operating activities for the quarter ended March 31, 2010 was $29,000 as compared to $5,000 in the prior year. The increase in the cash used in operating activities was principally the result of the activity to create new business plan to operate a medical products company rather than be a passive investor.

Financing cash flows: Net cash generated from financing of $21,000 and $25,000 in 2010 and 2009,respectively, are the proceeds of loans from a related party.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Revenues are attributable to the sale of medical products through distributor agreements.  The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor’s gross profit on special orders.  The balance of the manufactured cost is due from the distributor at the time of shipment.  The Company is also entitled to an agreed percentage of the distributor’s profit on receipt by the distributor.  The Company defers all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company’s portion of distributor’s profit at the time of shipment.

Federal Income Taxes

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

We are subject to financial market risks, including changes in interest rates. During the three months ended March 31, 2010, we did not engage in interest rate hedging.

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

As of March 31, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 5, 2010 the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of an Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the decision of the Audit Committee of the Board of Directors of the Company to appoint Rosenberg Rich Baker Berman & Co. as the independent auditors for the Company for the year ended December 31, 2009.  The consenting shareholders held shares of common stock and are entitled to cast a number of votes equal to 53.33 % of the total voting capital stock on all matters submitted to the shareholders for approval.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2010.

United EcoEnergy Corporation

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer