Form 10-Q
period 2010-06-30
United EcoEnergy Corp.
filed 2010-08-16
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares, $.001 par value per share - 69,728,214 as of August 13, 2010

UNITED ECOENERGY CORP AND SUBSIDIARY

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$121,361	$8,018
Accounts receivable	42,590	3,550
Total current assets	163,951	11,568

Investments in affiliates	180,000	180,000
Intangibles - net	400,000	450,000

TOTAL ASSETS	$743,951	$641,568

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$380,378	$241,049
Due to related party	175,781	175,781
Notes payable – related party	84,113	71,378
Other current liabilities	18,865	18,865
Total current liabilities	659,137	507,073

Liability for unissued shares – related party	719,311	60,000
Convertible debenture		25,000

STOCKHOLDERS’ DEFICIENCY
Common stock, par value $.001 per share; 150,000,000
shares authorized 67,112,462 and 66,224,418
issued and outstanding	67,112	66,224
Additional paid-in capital	2,290,974	1,615,481
Accumulated deficit	(2,992,583)	(1,632,210)
Total stockholders' equity/(deficiency)	(634,497)	49,495

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIENCY)	$743,951	$641,568

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues - net		-	$35,461

Expenses
Cost of sales	-		16,119
General and administration	$1,173,362	$180,416	$1,273,124	$261,179
Amortization of intangibles	25,000	-	50,000	-
Total expenses	1,198,362	180,416	1,339,243	261,179
Loss from operations	(1,198,362)	(180,416)	(1,303,782)	(261,179)
Other expenses/(income)
Finance costs	38,782		49,387
Loss on impairment of investment		265,690		258,190
Interest- net - principally related party	4,617	(2,185	7,205	(1,141)
Net loss	$(1,241,761)	$(443,921)	$(1,360,374)	$(518,228)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding	66,539,327	40,974,273	66,469,734	37,859,708

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

			Additional		Total
	Common Stock		Paid - in		Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficiency)

Balance - December 31, 2009	66,224,418	$66,224	$1,615,481	$(1,632,210)	$49,495

Issuance of common shares in
connection with:
Settlement of related party debt-	738,044	738	109,638		110,706
Indebtedness – prior year	150,000	150	59,850		60,000

Issuance of stock options			505,675		505,675

Net loss for period	-	-	-	(1,360,374)	(1,360,374)
Balance – June 30, 2010	67,112,462	$67,112	$2,290,974	$(2,992,584)	$(634,498)

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
Cash Flows Used in Operating Activities
Net Loss	$(1,360,374)	$(518,228)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	53,735
Finance costs	44,198
Accrued interest – principally related party	8,659	(1,141)
Non-cash compensation	921,975
Impairment reserves		258,190
Changes in operating assets and liabilities:
Accounts receivable	(39,040)
Accounts payables and accrued expenses	148,190	116,185
Net Cash Used in Operating Activities	(222,657)	(144,994)
Cash Flow Used in Investing Activities
Investment and advances to affiliates		(210,500)
Net Cash Used in Investing Activities		(210,500)
Cash Flows Provided By Financing Activities
Loans from related party	68,500	25,000
Private placement – common stock	267,500	307,400
Private placement – convertible debt		25,000
Net Cash Provided by Financing Activities	336,000	357,400
Net Increase in Cash	113,343	1,906
Cash at beginning of period	8,018	383
Cash at end of period	$121,361	$2,289

Supplemental Disclosures
Non-cash investing and financing activities
Common stock issued to redeem indebtedness to related party (including related loss)	$110,706

See notes to condensed consolidated financial statements

UNITED ECOENERGY CORP AND SUBSIDIARY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Preparation

United EcoEnergy Corp. (“United” or the “Company”) was a closed-end management investment company which in February 2006 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies.  During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic Wound Care, Inc., the Company’s wholly-own subsidiary which will become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we believed will not be strategic to our healthcare strategy.

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act.  Further, the Company has received communications from the Securities and Exchange Commission in which the Commission alleged that the Company was in noncompliance with some of the Rules and Regulations governing BDC's. On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action becomes effective on or about August 16, 2010 and, at that time, the Company will file the applicable Notice concerning the withdrawal with the Securities and Exchange Commission.

As a result of the decision to withdraw the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of the Company’s election as a BDC under the 1940 Act resulted in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 4,475,000 and 1,413,878 shares of common stock, respectively) are anti-dilutive.

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

Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

Note 3. Related Party Transactions

During the six months ended June 30, 2010, the Company borrowed $68,500 from LeadDog Capital LP (“LDC”) through issuances of notes payable for 12 to 14 month periods from the date of the borrowings with interest payable at 16% per year. LDC and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.9% of the number of shares of common stock outstanding.

In May 2010, the Company and LDC agreed to the conversion of indebtedness to LDC consisting of principal of $59,500 and interest of $14,300 into 738,044 shares of common stock.  As a result of the settlement of this indebtedness, the Company recorded a loss of $36,900 during the three and six months ended June 30, 2010.

In August 2010, LDC and the Company agreed to extend the terms for loans with principal outstanding of $36,487 until July1, 2011, including one loan for $13,000 which was past due as of June 30, 2010.

Note 4.  Liability for Unissued Shares

As of June 30, 2010, the liability for unissued shares consists of shares issuable in connection with:

Private placement	$267,500
Consulting services as Company Officer	187,500
Investor relations	118,800
Consulting arrangements	110,000
Conversion of indebtedness	35,500
$719,300

During May 2010, the Company began a private placement of its common stock at $.15 per share pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $1.5 million.  As of June 30, 2010 the Company had received fully paid subscriptions for 1,783,334 shares.  The offering is scheduled to end October 31, 2010, unless terminated sooner by the Company.

In April 2010, the Board of Directors awarded compensation in the form of options and shares of common stock to Board members for past services as well as for current Board service.  The Company is to issue to FSR, Inc. 1,250,000 shares of common stock for services rendered and to be rendered by the Company’s Chief Executive Officer and recorded a non-cash charge of $187,500 for the three and six months ended June 30, 2010 as the shares were fully vested.  All other Board members were awarded options – see Note 5.

As of June 15, 2010, the Company entered into a letter of engagement with an investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community.  Pursuant to the agreement the Company will issue up to 1,320,000 shares of our common stock in two installments of 660,000 shares, the first  on signing of the agreement and the second on the six month anniversary of the agreement provided that the agreement has not been terminated.  The Company recorded a charge of $118,800 based upon the fair value of the shares issuable as of June 30, 2010.

In April 2010, the Company’s principal operating subsidiary entered into agreements with 2 consultants.  One consultant was engaged to provide technical expertise in connection with preparing and executing FDA approvals as well as providing assistance in distribution and sales of product extensions.  The other consultant was engaged to provide consulting and advisory services and assistance to the Company including compliance with regulatory and reporting requirements for the Company and its products, assistance in marketing, selling and distributing the Company's products in certain countries in the Far East.  Compensation for two consultants includes the issuance of 800,000 shares of the Company’s common stock for which the Company recorded a non-cash charge of $110,000 for the three and six month ended June 30, 2010 as the shares were fully vested.

The Company borrowed $25,000 in June 2009 under terms which provided that the borrower could convert the indebtedness including unpaid interest at $.25 per share through the due date in October 2009.   The debt holder had a pro-rata interest in the security interest the Company has in connection with the Company’s loan to one of its investees. In January 2010, the Company and the lender agreed to the conversion of the note into 131,641 shares of the Company’s common stock.  The shares have not been issued and are included in the liability for unissued shares at its fair value which resulted in noncash charge for the six months ended June 30, 2010 of $8,750.

Note 5.  Stock Options

In April 2010, the Company granted options to purchase an aggregate of 4,475,000 shares of common stock at a $0.15 per share to directors and consultants, including options for 2,850,000 common shares for past services and the balance as compensation for current service as Board members. As of the time of issuance, the Company recorded non-cash compensation charges of $506,000, as all grants were immediately vested. The options have a term of 5 years.

The fair value of option grants were estimated on the date of grant in April 2010 using the Black-Scholes option-pricing model with the following assumptions :

Expected volatility	100%
Expected dividends	0%
Expected term	5years
Risk-free rate	2.62%

Note 6: Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which the Company values using Level 2 inputs. (see Note 5).

Note 7. Subsequent Events

In August 2010, the Company and LeadDog Capital agreed to the extension of the due date for certain of the indebtedness including amounts past due (See Note 3).

Subsequent to June 30, 2010 through August 13, 2010, in connection with a private placement, the Company received fully paid subscriptions for 400,000 shares of common stock.

Epic Wound Care, Inc., the Company’s subsidiary, entered into a corporate sponsorship agreement with American Diabetes Association (the “ADA”) on July 29, 2010 that will become effective on November 1, 2010.  This agreement enables Epic to act as a sponsor of the ADA’s programs and utilizes the ADA’s trademarks and logos in association with Epic’s products, as approved by the ADA.  The agreement has a three-year term expiring October 31, 2013, subject to a mutual option to renew.  The annual cost of the agreement is $400,000.

In connection with the acquisition of the technology and other assets related to our Epic Wound Care products, the Company escrowed 20 million shares pending the achievement of certain specified performance criteria.  The first deadline for achieving either the specified criteria for gross revenues or the market price for the Company’s common stock was July 15, 2010.  Since the performance criteria was not timely met, 10 million of the escrowed shares are to be returned to the Company’s treasury and cancelled; however, the Company and the sellers agreed to an extension of 30 days and are in further discussions.  The remaining escrowed shares are distributable after December 31, 2010, if the specific criteria for their release are met by that date.

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

Effective as of December 31, 2009, the Board of Directors and the holders of a majority of the Company’s outstanding shares of common stocks authorized the Company’s management to withdraw the above mentioned election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  Among other things, the Company had issued rights to purchase securities and issued shares for services or property other than for cash; issued warrants in connection with debt offerings with conversion rights below the then market value and without shareholder approval; and failed to establish a majority of independent directors.  The Company also failed to obtain a fidelity bond in an amount required under the 1940 Act. Further, the Company has received communications from the Securities and Exchange Commission in which the Commission alleged that the Company was in noncompliance with some of the Rules and Regulations governing BDC's.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action becomes effective on or about August 16, 2010 and, at that time, the Company will file the applicable Notice concerning the withdrawal with the Securities and Exchange Commission.

As a result of the decision to withdraw our election to be treated as a BDC to becoming an operating company, the fundamental nature of our business changes from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of holding company, with the goal of generating income from the operations of those businesses.  The withdrawal of our election as a BDC under the 1940 Act results in a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company adopted the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  Also, as an operating company, the Company also now consolidates its financial statements with controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during the first half of 2010.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies.  As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

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

Results of Operations

Three months ended June 30, 2010 versus three months ended June 30, 2009

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company.   These efforts included both business development and financing activities.   Subsequent to 2009, our efforts were directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  During the three months ended June 30, 2010 the Company incurred general and administrative expenses of $1.2 million versus $180,000 in the prior year period.  The principal expenses incurred were related to expanding the distribution base for Epic as well as restructuring the Company to end its BDC status.  The 2010 period included non-cash charges of $947,000 related to stock compensation and amortization of the intellectual property rights related to the Epic technology.  The non-cash compensation charges relate fair value accounting for compensation through the use of stock and options.   The prior year period general and administrative costs were related to identifying and negotiating transactions with potential portfolio acquisitions.

Other expenses in the 2010 period include a charge of $37,000 related to issuance of common stock to settle obligations due to a related party. In the 2009 period the Company recorded impairment losses on its investments of $266,000 which was included in other expenses.

Six months ended June 30, 2010 versus six months ended June 30, 2009

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company.   These efforts included both business development and financing activities.   Subsequent to 2009 our efforts were directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  During the six months ended June 30, 2010 the Company incurred general and administrative expenses of $1.3 million versus $261,000 in the prior year period.  The principal expenses incurred were related to expanding the distribution base for Epic as well as restructuring the Company to end its BDC status.   The 2010 period included non-cash charges of $976,000 related to stock compensation and amortization of the intellectual property rights related to the Epic technology.  The non-cash compensation charges relate fair value accounting for compensation through the use of stock and options.   The prior year period general and administrative costs were related to identifying and negotiating transactions with potential portfolio acquisitions.

Epic’s principal distributor during the 2010 quarter continued to develop its customer base for the Epic gauze product designed for the wound care market and the margins achieved should be reflective of the margins we intend to achieve, although there can be no assurance

Other expenses in the 2010 period include a charge of $37,000 related to issuance of common stock to settle obligations due to a related party. In the 2009 period the Company recorded impairment losses on its investments of $258,000 which was included in other expenses.

Financial Condition, Liquidity and Capital Resources

 As of June 30, 2010, the Company had a negative working capital of $487,000 and stockholders’ deficiency of $626,000.   Since inception, we generated net cash proceeds of $1.3 million from equity placements and borrowed $297,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our 2009 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at June 30, 2010 and December 31, 2009 was $121,000 and $8,000, respectively.

Operating cash flows: We continue the initial sales process for our gauze product which was begun late in 2009 with limited sales to our sales distributor. We had no operating sources of cash in the 2009 period.

Net cash used in operating activities for the six months ended June 30, 2010 was $223,000 as compared to $145,000 in the prior year. The increase in the cash used in operating activities was principally the result of the activity to create new business plan to operate a medical products company rather than be a passive investor.

Investing cash flows:  In the 2009 period as a BDC the Company made its initial investments in affiliates.  There were none in the2010 period.

Financing cash flows: Net cash generated from financing of $336,000 and $357,000 in 2010 and 2009, respectively. During both periods the Company was able to secure capital from investors through sales of equity of $268,000 (2010) and $307,000 (2009and through debt issuances (principallyto a related party) of $69,000 (2010) and $50,000 (2009).

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

Not applicable

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

As of June 30, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010 there were no changes in our system of internal controls over financial reporting.

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

During May 2010, the Company began a private placement of its common stock at $.15 per share.   This offering is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $1.5 million.  As of June 30, 2010 the Company had received fully paid subscriptions for 1,783,334 shares.  The offering is scheduled to end October 31, 2010, unless terminated sooner by the Company.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2010.

United EcoEnergy Corporation

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer