Form 10-Q
period 2010-09-30
United Health Products, Inc.
filed 2010-11-22
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005
(Address of Company’s principal executive offices)	(Zip Code)
(646) 808-3095
 (Company’s telephone number, including area code)

United EcoEnergy Corp.
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

Shares, $.001 par value per share - 78,278,215 as of November 19, 2010

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$28,030	$8,018
Accounts receivable		3,550
Prepaid and other current assets	40,653
Total current assets	68,683	11,568

Investments in affiliates	180,000	180,000
Intangibles - net	375,000	450,000

TOTAL ASSETS	$623,683	$641,568

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$299,961	$210,002
Due to related party	175,781	175,781
Notes payable – related party	97,193	87,558
Other current liabilities	33,433	33,732
Total current liabilities	606,368	507,073

Liability for unissued shares – related party	343,800	60,000
Convertible debenture		25,000

STOCKHOLDERS’ EQUITY/DEFICIENCY
Common stock, par value $.001 per share; 150,000,000
shares 78,178,215 and 66,224,418
issued and outstanding	78,178	66,224
Additional paid-in capital	3,650,420	1,615,481
Accumulated deficit	(4,055,083)	(1,632,210)
Total stockholders' equity/(deficiency)	(326,485)	49,495

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY/(DEFICIENCY)	$623,683	$641,568

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues - net	$ 33,610		$69,071

Expenses
Cost of sales	40,329		56,448
Amortization of intangibles	25,000		75,000
General and administration	$1,026,329	$129,891	2,299,453	$391,070
Total expenses	1091,658	129,891	2,430,901	391,070
Loss from operations	(1,058,048)	(129,891)	(2,361,830)	(391,070)
Other expenses/(income)
Finance costs			49,387
Loss on impairment of investment				296,910
Interest- net - principally related party	4,451	(21,236)	11,656	(22,377)
Net loss	$(1,062,499)	$(108,655)	$(2,422,873)	$(665,603)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.02)

Weighted average shares outstanding	69,844,178	46,124,415	68,058,812	39,000,369

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

					Total
	Common Stock		Additional Paid - in		Stockholders 'Equity/
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2009	66,224,418	$66,224	$1,615,481	$(1,632,210)	$49,495

Issuance of common shares in
connection with:
Conversion of outstanding indebtedness to related party	738,044	738	109,969		110,707
Issuance of note payable and stock in prior year	150,000	150	59,850		60,000
Consulting services	8,500,000	8,500	976,500		985,000
Board service	550,000	550	81,950		82,500
Private placement – net	1,884,112	1,884	265,717		267,601
Convertible debt conversion	131,641	132	35,278		35,410
Issuance of stock options			505,675		505,675
Net loss for period	-	-	-	(2,422,873)	(2,422,873)
Balance – September 30, 2010	78,178,215	$78,178	$3,650,420	$(4,055,083)	$(326,485)

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC.. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows Used in Operating Activities
Net Loss	$(2,422,873)	$(665,603)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	78,735	21,368
Finance costs	45,652
Accrued interest – principally related party	12,565
Non-cash compensation	1,691,976
Impairment reserves		270,000
Beneficial conversion feature		17,094
Changes in operating assets and liabilities:
Accounts receivable	3,550
Prepaid and other current assets	(40,653)
Accounts payables and accrued expenses	89,959	116,193
Net Cash Used in Operating Activities	(541,089)	(195,948)
Cash Flow Used in Investing Activities
Investment and advances to affiliates		(209,968)
Net Cash Used in Investing Activities		(209,968)

Cash Flows Provided By Financing Activities
Loans from related party	68,500	84,500
Loan repayment – related party		(50,000)
Private placement – common stock	492,601	346,400
Private placement – convertible debt		25,000
Net Cash Provided by Financing Activities	561,101	405,900
Net Increase in Cash	20,012	(16)
Cash at beginning of period	8,018	383
Cash at end of period	$28,030	$367

Supplemental Disclosures
Non-cash investing and financing activities
Common stock issued to redeem indebtedness to related party (including related loss)	$110,706

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (formerly United EcoEnergy Corp.) (“United” or the “Company”) is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. Epic Wound Care, Inc. (“Epic”), the Company’s principal operating subsidiary, produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact.

United was a closed-end management investment company which in February 2006 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies.  During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic, which will become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we now believe will not be strategic to our healthcare strategy.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC. This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when the Company filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations the Company changed its name to United Health Products, Inc. effective as of September 30, 2010.

As a result of the decision to withdraw the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw the Company’s election as a BDC under the 1940 Act necessitated a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company was required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  This change in the Company’s method of accounting could impact the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 7.)  The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As of December 31, 2009, the Company has approximately $1.6 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company does not expect that implementation of ASU 2010-17 will have a material impact on the Company’s future results of operations.

Note 3. Related Party Transactions

During the nine months ended September 30, 2010, the Company borrowed $68,500 from LeadDog Capital LP (“LDC”) through issuances of notes payable for 12 to 14 month periods from the date of the borrowings with interest payable at 16% per year. LDC and its affiliates are shareholders and warrant holders however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.9% of the number of shares of common stock outstanding.

In May 2010, the Company and LDC agreed to the conversion of indebtedness to LDC consisting of principal of $59,500 and interest of $14,300 into 738,044 shares of common stock.  As a result of the settlement of this indebtedness, the Company recorded a loss of $36,900 during the nine months ended September30, 2010.

In August 2010, LDC and the Company agreed to extend the terms for loans with principal outstanding of $36,487 until July1, 2011.

Note 4.  Issuances of Common Stock

In April 2010, the Board of Directors awarded compensation in the form of options and shares of common stock to Board members for past services as well as for current Board service.  The Company issued FSR, Inc. 1,250,000 shares of common stock for services rendered and to be rendered by the Company’s Chief Executive Officer and recorded a non-cash charge of $187,500 for the nine months ended September 30, 2010 as the shares were fully vested.  All other Board members were awarded options – see Note 5.

In April 2010, the Company’s principal operating subsidiary entered into agreements with 2 consultants.  One consultant was engaged to provide technical expertise in connection with preparing and executing FDA approvals as well as providing assistance in distribution and sales of product extensions.  The second consultant was engaged to provide consulting and advisory services and assistance to the Company including compliance with regulatory and reporting requirements for the Company and its products, and assistance in marketing, selling and distributing the Company's products in certain countries in the Far East.  Compensation for the two consultants includes the issuance of 800,000 shares of the Company’s common stock for which the Company recorded a non-cash charge of $110,000 for the nine month ended September 30, 2010 as the shares were fully vested.

During May 2010, the Company began a private placement of its common stock at $.15 per share pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $1.5 million.  As of September 30, 2010 the Company had received fully paid subscriptions for 3,284,112 shares, of which 1.4 million shares were not issued as of September 30, 2010. The offering ended October 31, 2010.  In connection, with this offering the Company is to issue a finder 100,000 shares of common stock, which is included in the liability for unissued shares.

As of June 15, 2010, the Company entered into a letter of engagement with an investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community.  Pursuant to the agreement the Company will issue up to 1,320,000 shares of our common stock in two installments of 660,000 shares, the first  on signing of the agreement and the second on the six month anniversary of the agreement provided that the agreement has not been terminated.  The Company recorded a charge of $118,800 based upon the fair value of the shares issuable.  The Company terminated the agreement in November 2010 and has not issued any shares as of November 19, 2010.

The Company borrowed $25,000 in June 2009 under terms which provided that the borrower could convert the indebtedness including unpaid interest at $.25 per share through the due date in October 2009.   The debt holder had a pro-rata interest in the security interest the Company has in connection with the Company’s loan to one of its investees. In January 2010, the Company and the lender agreed to the conversion of the note into 131,641 shares of the Company’s common stock.  The shares were recorded at fair value which resulted in noncash charge for the nine months ended September 30, 2010 of $8,750.

In August 2010 the Company awarded two of the Company’s officers and two other consultants 7 million shares of common stock, in aggregate, for services rendered to the Company. The Company recorded a non-cash charge of $1.1 million for the three and nine months ended September 30, 2010 as the shares were fully vested.

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

Note 7. Other Matters

On April 29, 2010, the Company’s subsidiary, Epic Wound Care, Inc. (“Epic”), submitted a Section 510(k) premarket notification of intent to market the “ActCel” Hemostatic Gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”).Such notification identifies substantially equivalent products to be a legally marketed predicate device.   On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination.  Epic is preparing a new application; however, based upon opinion of its special FDA counsel, it believes its Hemostatic Gauze is a Class I surgical device is exempt from the premarket notification procedures which allows sales of this product to continue.  The Company is not able, at this time, to make a determination as to the continuing impact of this notice.

Epic entered into a corporate sponsorship agreement with American Diabetes Association (the “ADA”) on July 29, 2010 that will become effective on November 1, 2010.  This agreement enables Epic to act as a sponsor of the ADA’s programs and utilizes the ADA’s trademarks and logos in association with Epic’s products, as approved by the ADA.  The agreement has a three-year term expiring October 31, 2013, subject to a mutual option to renew.  The annual cost of the agreement is $400,000.

In connection with the acquisition of the technology and other assets related to our Epic products, the Company escrowed 20 million shares pending the achievement of certain specified performance criteria.  The first deadline for achieving either the specified criteria for gross revenues or the market price for the Company’s common stock was July 15, 2010.  Since the performance criteria was not timely met, 10 million of the escrowed shares are to be returned to the Company’s treasury and cancelled; however, the Company and the sellers agreed to an extension and are in further discussions.  The remaining escrowed shares are distributable after December 31, 2010, if the specific criteria for gross revenues for their release are met by that date.

Note 8. Subsequent Events

In November 2010, the Company agreed to issue 500,000 shares of its common stock in connection with the engagement of a consultant to perform strategic market planning, business development and financing.

On October 4, 2010, the Company borrowed $75,000 payable November 18, 2010 with interest at 14% per annum.  In connection with the loan the Company is required to issue 250,000 shares of common stock to the lender. The Company did not repay the loan as of November 19, 2010.

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

OVERVIEW

United Health Products, Inc. is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. Epic Wound Care, Inc., our principal operating subsidiary produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact.

United was a closed-end management investment company which in February 2006 elected to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the “1940 Act”).  Originally, we were formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, we conducted no operations until electing to be a BDC through which we provided capital and other assistance to start-up and micro-cap companies.  During this time, we acquired and established our initial interest in the medical, pharmaceutical and healthcare industry by acquiring intellectual property rights and created Epic which will become our operating platform company in this industry. We also completed two minority equity investments in companies that we now believe will not be strategic to our healthcare strategy.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of the our resources were allocated to managing the operating activities of our holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act. In addition, we received communications from the Securities and Exchange Commission in which the Commission alleged that the Company was in noncompliance with some of the Rules and Regulations governing BDC's. On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when we filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations we changed our name to United Health Products, Inc .effective as of September 30, 2010.

As a result of the decision to withdraw our election to be treated as a BDC and become an operating company, the fundamental nature of our business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw our election as a BDC under the 1940 Act necessitated a significant change in our method of accounting. We formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, we were required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time it intends to hold the investment.  This change in our method of accounting could impact the market value of our investments in privately held companies by eliminating our ability to report an increase in value of its holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation we have not generated any significant revenues. We have not as yet attained a level of operations which allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 7.)  We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.  The report of our auditors on our financial statements for the year ended December 31, 2009 includes a reference to going concern risks.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Business Plan

We develop, manufacture and market products and technologies in the healthcare sector. Our principal operating subsidiary is Epic which produces hemostatic gauze, a collagen-like natural substance created from chemically treated cellulose that is designed to address severe bleeding in wound care applications. We are focused on identifying additional emerging healthcare products and technologies, principally hemoostatic, for strategic partnership or acquisition.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during 2010.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies.  As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our planned products.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation we have not generated any significant revenues. We have not as yet attained a level of operations which allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 7.)  We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.  The report of our auditors on our financial statements for the year ended December 31, 2009 includes a reference to going concern risks.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Three months ended September 30, 2010 versus three months ended September 30, 2009

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company.   These efforts included both business development and financing activities.   Subsequent to 2009, our efforts were directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.   Epic’s principal distributor during the 2010 quarter continued to develop its customer base for the Epic gauze product designed for the wound care market.  However as a result of the FDA notice received in August 2010 the Company’s distributor temporary halted sales of the Epic product.  The Company and the distributor are taking remedial actions, as necessary, to reactivate sales of our products.

During the three months ended September 30, 2010 the Company incurred general and administrative expenses of $1.0 million versus $130,000 in the prior year period.  The principal expenses incurred were related to expanding the distribution base for Epic as well as restructuring the Company to end its BDC status.  The 2010 period included non-cash charges of $770,000 related to stock compensation and amortization of the intellectual property rights related to the Epic technology.   The non-cash compensation charges relate fair value accounting for compensation through the use of stock and options.   The prior year period general and administrative costs were related to identifying and negotiating transactions with potential portfolio acquisitions.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company.   These efforts included both business development and financing activities.   Subsequent to 2009 our efforts were directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However as a result of the FDA notice received in August 2010 the Company’s distributor temporary halted sales of the Epic product.  The Company and the distributor are taking remedial actions, as necessary, to reactivate sales of our products.

During the nine months ended September 30, 2010 the Company incurred general and administrative expenses of $2.3 million versus $391,000 in the prior year period.  The principal expenses incurred were related to expanding the distribution base for Epic as well as restructuring the Company to end its BDC status.   The 2010 period included non-cash charges of $1.8 million related to stock compensation and amortization of the intellectual property rights related to the Epic technology.  The non-cash compensation charges relate fair value accounting for compensation through the use of stock and options.   The prior year period general and administrative costs were related to identifying and negotiating transactions with potential portfolio acquisitions.

Other expenses in the 2010 period include a charge of $49,000 related to issuance of common stock to settle obligations principally due to a related party. In the 2009 period the Company recorded impairment losses on its investments of $297,000 which was included in other expenses.

Financial Condition, Liquidity and Capital Resources

 As of September 30, 2010, the Company had a negative working capital of $538,000 and stockholders’ deficiency of $326,000.   Since inception, we generated net cash proceeds of $1.5 million from equity placements and borrowed $297,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 7.)  The report of our auditors on our 2009 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at September 30, 2010 and December 31, 2009 was $28,000 and $8,000, respectively.

Operating cash flows:  We continue the initial sales process for our gauze product which began late in 2009 with limited sales to our sales distributor. We had no operating sources of cash in the 2009 period.

Net cash used in operating activities for the nine months ended September 30, 2010 was $541,000 as compared to $196,000 in the prior year. The increase in the cash used in operating activities was principally the result of the activity to create new business plan to operate a medical products company rather than be a passive investor.

Investing cash flows:  In the 2009 period as a BDC the Company made its initial investments in affiliates.  There were none in the 2010 period.

Financing cash flows: Net cash generated from financing of $561,000 and $406,000 in 2010 and 2009, respectively. During both periods the Company was able to secure capital from investors through sales of equity of $493,000 (2010) and $346,000 (2009) and through debt issuances (principally to a related party) of $69,000 (2010) and $60,000 (2009).

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements.

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

As of September 30, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010 there were no changes in our system of internal controls over financial reporting.

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

During May 2010, the Company began a private placement of its common stock at $.15 per share.   This offering is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $1.5 million.  As of September 30, 2010 the Company had received fully paid subscriptions for 3,284,112 shares.  The offering ended October 31, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2010.

United Health Products, Inc.

By:	/s/ Kelly T. Hickel
Kelly T. Hickel
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer