Form 10-K
period 2010-12-31
United Health Products, Inc.
filed 2011-04-15
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

 For the fiscal year ended December 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 814-00717

UNITED HEALTH PRODUCTS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	84-1517723
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

 (Registrant's Telephone Number, including Area Code)
(646) 961-4459

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

$8,053,495

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of April 14, 2011 was 82,840,394 shares.

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

Company Overview

United Health Products, Inc. (“United” or the “Company”) is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets.  Epic Wound Care, Inc. (“Epic”), the Company’s principal operating subsidiary, produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact.

United was a closed-end management investment company that in February 2006 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act”).  The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies.  During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic, which is the Company’s primary operating platform in this industry. The Company also completed two minority equity investments in companies that are not strategic to our healthcare strategy.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC. This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act.  On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when the Company filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations, the Company changed its name from United EcoEnergy Corp. to United Health Products, Inc., effective as of September 30, 2010.

As a result of the decision to withdraw the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw the Company’s election as a BDC under the 1940 Act necessitated a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the Company was required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.  This change in the Company’s method of accounting could impact the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in the value of its holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

Primary Strategy

Epic Wound Care, Inc. (“Epic”), our wholly-owned subsidiary, is a manufacturer of a gauze product designed for the wound care market. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water.  After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the product to be sold worldwide as well as establishing an international distribution network.

The Company is also focused on identifying additional emerging healthcare products and technologies, principally homeostatic, for strategic partnership or acquisition.

Competition

The disposable medical supply market in the United States is dominated by large companies such as Baxter International, Bristol-Myers Squibb Company, Johnson & Johnson and 3M Company.  Our hemostatic gauze product will directly compete in the gauze markets dominated by these majors. However, the market for hemostatic products, which includes gauzes, gels, bandages and powders, is largely composed of smaller, privately-held companies with the exception of Johnson & Johnson, which manufactures Surgicel®.  In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). While hemostatic gauze is a Class I device and did not require any premarket notice to the FDA in order for the Company to market these products, the Company’s notification identified substantially equivalent products in order to broaden the claims that the Company could make about its capabilities. On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. Epic is preparing a new application. Based upon the opinion of special FDA counsel, the Company believes its hemostatic gauze is a Class I surgical device and was exempt from the premarket notification procedures which allows sales of this product. The Company is not able, at this time, to make a determination as to the continuing impact of this notice.  The Company is continuing to develop a retail marketing strategy that complies with the Class I designation to be implemented no later than the fourth quarter of 2011.

In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. In addition, the FDA Amendments Act of 2007 (the “2007 Act”) requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies. The 2007 Act required the FDA to develop a standardized numerical identifier by April 1, 2010.

As a result of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intense scrutiny and subject to fundamental changes. Although there was substantial Federal legislation enacted during 2010 that impacted our healthcare system in the United States, we expect that the administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods in order to reform the healthcare system.  Thus, we cannot predict the impact on us of the 2010 legislation and/or additional regulation governing the delivery or pricing of healthcare products that may be passed.  Nor can we predict the impact on us of potential changes to the structure of the present healthcare delivery system, if any, when they may be adopted.

The costs associated with complying with federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our results of operations and financial condition.

Environmental Matters

Our business activities are subject to extensive federal, state, and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Although the Company does not, and has no plans to directly manufacture its own products, we may still be subject to existing environmental laws by way of regulatory agencies or other third party claimants. Examples of U.S. Federal environmental legislation that may have adverse effects on the Company include the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (aka CERCLA or Superfund) and the Resource Conservation and Recovery Act. By no means do we certify this list as being complete, as there are many laws and regulations that exist or that may come to pass that we cannot foresee that may also have an impact on the Company. The multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly and we determined to change our business model as a result. There are currently no pending legal proceedings with any government regulatory agencies.

EMPLOYEES

We had no employees during the year ended December 31, 2010, although we contracted for the services of several individuals on an interim basis including Kelly T. Hickel and Jan E. Chason, our Chief Executive Officer and Chief Financial Officer, respectively.  We anticipate making more formal arrangements with them and/or other needed executives and staff as our operations increase.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

The Company seeks to protect its innovations and developments by acquiring patent and trademark protection relevant to our business where possible.  The Company has, and/ or continues to seek, trademark and patent protection on certain of our products, including Hemostyp®, Better Than A Bandage™ and the technologies and processes by which Epic’s products are manufactured.  However, if our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected.  Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents.  For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products.

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

RISKS RELATED TO OUR BUSINESS

We have limited operating history.  Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.

We have limited operating history, which makes it difficult for potential investors to evaluate our business or prospective operations.  Our business plan involves the acquisition and development of operating companies predominately in the healthcare market and is subject to all of the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties frequently encountered by companies developing markets for new products, services and technologies in which we expect to invest. We may never overcome these obstacles.

In addition, our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties on behalf of our affiliate companies on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  This could make it more difficult for us to raise funds and adversely affect our relationships with lenders, investors and suppliers.

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

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

No guarantee of market acceptance.

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

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

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

We could experience difficulties in our supply chain.

We do not maintain our own manufacturing facilities. Epic is party to an exclusive distributorship agreement with Ailing Hygiene Materials Factory (“Ailing”), located in Shanghai, China. If Ailing should experience difficulties in the process of manufacturing, i.e. changes in environmental regulations, rising wages, late deliveries, shortages of components or raw materials, cash problems or excessive transport costs, there would be an adverse impact on our ability to generate revenue.

We are currently dependent on one product to generate income.

While our goal is to develop a diversified portfolio of healthcare related products, Epic’s advanced hemostatic gauze product is currently our only product from which we can derive revenue. Lack of success in developing a commercial market for the product will not allow us to pursue further use of this technology platform.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business of developing proprietary solutions in healthcare industry. If we fail to do so and thereafter to manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

*	meet our capital needs;
*	expand our systems effectively or efficiently or in a timely manner;
*	allocate our human resources optimally;
*	identify and hire qualified employees or retain valued employees; or
*	incorporate effectively the components of any products, services or businesses that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. We will have to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Uncertain outcomes during clinical testing.

Outcomes of clinical trials for new products, if required, may produce unexpected or undesired results that may either delay or entirely halt a product from reaching the market. This would materially impact our product development costs. If a product does not survive the clinical testing phase, our entire investment in that product would be invalidated and entirely negated. In addition, delays in clinical trials would mean our products would not reach our end users for an indeterminate period, which would negatively affect our revenue.

Clinical trials may be delayed for a variety of reasons, including but not limited to, delays in obtaining a potential test site to commence or continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, and delays in recruiting patients to participate in a study.

We may not be able to adequately protect our technologies or intellectual property rights.

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

While we intend to concentrate on over-the-counter and nonprescription type healthcare products, the healthcare industry is generally subject to extensive regulatory requirements. Many of these requirements result in significant costs that may adversely affect our business and financial results. If we are unable to pass those costs on it would negatively impact our profit margin.

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

Failure to comply with laws or government regulations could result in penalties.

Certain government requirements for technologies in the healthcare market may require licensure or mandatory minimum standards relating to the provision of services. Failure to comply with these requirements could materially affect our ability to expand into new or existing markets. Future regulatory developments may also cause disruptions to our operations.

Risks Relating to Our Organization

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

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

There exist risks to stockholders relating to dilution: authorization of additional securities and reduction of percentage share ownership following investment.

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

Our stock price may be volatile.

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

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

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

To date there has been an illiquid trading market for our common stock on the OTCQB. We cannot predict how liquid the market for our common stock might become. Although we are not presently eligible, we intend to apply for listing of our common stock on either The NASDAQ Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should the Company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTCQB or suspended from the OTCQB, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any properties at this time.  It leases its headquarters at 120 Wall Street, Suite 2401, New York, NY 10005.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market information

The common shares of the Company trade on the OTCQB under the symbol UEEC.  There has been only limited, sporadic trading activity to date. The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board.

	High	Low
For Year Ended 2010
First Quarter	$0.35	$0.15
Second Quarter	0.18	0.12
Third Quarter	0.15	0.09
Fourth Quarter	0.29	0.07

For Year Ended 2009
First Quarter	$0.40	$0.15
Second Quarter	0.75	0.36
Third Quarter	0.45	0.45
Fourth Quarter	0.45	0.25

(b) Holders

As of April 11, 2011, there were approximately 120 holders of record of our common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

On February 23, 2011, the Board of Directors approved the 2011 Employee, Director and Consultant Incentive Plan, subject to shareholder approval. There are 6,000,000 shares reserved for issuance under the plan which has an expiration date in 2021.  In addition, the Company has also granted; outside of the plan, 11,725,000 options to Directors and consultants that expire in 2015 and 2016.

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

OVERVIEW

United Health Products, Inc. is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. Epic Wound Care, Inc. (“Epic”), our principal operating subsidiary produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact.

United was a closed-end management investment company, which in February 2006, elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act”).  Originally, we were formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, we conducted no operations until electing to be a BDC through which we provided capital and other assistance to start-up and micro-cap companies.  During this time, we acquired and established our initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic, which will become our operating platform company in this industry. We also completed two minority equity investments in companies that we now believe will not be strategic to our healthcare strategy.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of our resources were allocated to managing the operating activities of our holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act. In addition, we received communications from the Securities and Exchange Commission in which the Commission alleged that the Company was in noncompliance with some of the Rules and Regulations governing BDC's. On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when we filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations we changed our name to United Health Products, Inc., effective as of September 30, 2010.

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

Business Plan

We develop, manufacture and market products and technologies in the healthcare sector. Our principal operating subsidiary is Epic, which produces hemostatic gauze, a collagen-like natural substance created from chemically treated cellulose that is designed to address severe bleeding in wound care applications. We are focused on identifying additional emerging healthcare products and technologies, principally hemostatic, for strategic partnership or acquisition.

However, we have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I device, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 10.)

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.  The report of our auditors on our financial statements for the year ended December 31, 2010 includes a reference to going concern risks.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2010 versus year ended December 31, 2009

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company.   These efforts included both business development and financing activities.   Subsequent to 2009, our efforts were directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However, as a result of the FDA notice received in August 2010, the Company’s distributor temporarily halted sales of Epic’s product.  The Company and the distributor are taking remedial actions, as necessary, to reactivate sales of our products.

The source of operating cash flow in 2010 and 2009 was the limited sales of our hemostatic gauze product. The operating margins of these limited sales, in the opinion of management, are not indicative of future results. During the year ended December 31, 2010, the Company incurred general and administrative expenses of $2.5 million versus $487,000 in the prior year.  The principal expenses incurred were related to expanding the distribution base for Epic as well as restructuring the Company to end its BDC status.   The 2010 period included non-cash charges of $1.9 million related to stock compensation and amortization of the intellectual property rights related to the Epic technology.  The non-cash compensation charges related to fair value accounting for compensation through the use of stock and options.   The prior year period general and administrative costs were related to identifying and negotiating transactions with potential portfolio acquisitions.

Other expenses in the 2010 period include a charges of $180,000 and $69,487 related to an impairment loss on an investment and issuance of common stock to settle obligations principally due to a related party, respectively.  In the 2009 period the Company recorded impairment losses on its investments of $278,190, which was included in other expenses.

Financial Condition, Liquidity and Capital Resources

 As of December 31, 2010, the Company had a negative working capital of $735,000 and stockholders’ deficiency of $504,000.   Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $491,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 10.)  The report of our auditors on our 2010 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at December 31, 2010 and December 31, 2009 was $2,000 and $8,000, respectively.

Operating cash flows:  We continue the initial sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor.

Net cash used in operating activities for the year ended December 31, 2010 was $692,000 as compared to $162,000 in the prior year.  The increase in the cash used in operating activities was principally the result of increased costs related to consultants and professional fees related to the development of a new business plan to operate a medical products company rather than be a passive investor and also included legal costs to drop the BDC status.

Investing cash flows:  In the 2009 period as a BDC, the Company made its initial investments in affiliates.  Amounts in 2010 were related to our non-consolidated affiliates.

Financing cash flows: Net cash generated from financing of $686,000 and $370,000 in 2010 and 2009, respectively. During both periods the Company was able to secure capital from investors through sales of equity of $493,000 (2010) and $322,000 (2009) and through debt issuances (principally to a related party) of $194,000 (2010) and $48,000, net of a repayment (2009).

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

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

Revenues are attributable to the sale of medical products through distributor agreements.  The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor’s gross profit on special orders.  The balance of the manufactured cost is due from the distributor at the time of shipment.  The Company is also entitled to an agreed percentage of the distributor’s profit on receipt by the distributor.  The Company defers all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company’s portion of distributor’s profit at the time of shipment.

The Company has recorded as intangibles amounts representing the rights we have obtained to technology, know-how, trademarks and etc. based upon the amounts the Company had previously recorded for the assets exchanged for the rights or the market value of its common stock given as consideration.  In the opinion of management the valuation of the assets given in exchange for the rights are representative of the value as the assets and based upon the Company’s current plans for these rights there has been no diminution in their value.

 We used the Black-Scholes option pricing model to determine the fair value of stock options in connection with stock based compensation charges as well as certain finance cost charges when we issued warrants in connection with the issuance of indebtedness. The determination of the fair value of stock-based payment awards or warrants on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Due to our limited history as a public company, we have estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our intent not to issue a dividend as a dividend policy. Due to our limited operating history, management estimated the term to equal the contractual term.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer  and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of December 31, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010, because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (“GAAP”) and tax accounting expertise. This control deficiency did not result in audit adjustments to the Company’s 2010 annual or interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2010 are as follows:

Name	Age	Position with Company
Kelly T. Hickel	69	Chief Executive Officer, President and Chairman of the Board
Jan E. Chason	65	Chief Financial Officer and Director
Richard P. Rifenburgh	79	Director
Michael Wiechnik	61	Director

Our directors hold office for one- year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the Board.

On February 23, 2011, Kelly T. Hickel resigned as Chairman, CEO, President and member of our Board of Directors. His resignation was not the result of any disagreement with us on any matter relating to operations, policies or practices, including accounting or financial policies. On this date, the Board of Directors appointed Dr. Phillip Forman as the Chairman, CEO, President and member of the Board of Directors.

Phillip Forman, DPM, served as the Co-Chief Compliance Officer of The Center for Wound Healing, Inc. ("CFWH"), a leading manager of comprehensive wound care treatment centers that offer hyperbaric oxygen therapy as well as traditional wound care treatment modalities. Prior to Dr. Forman's service with CFWH, he was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the Chief Executive Officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, Dr. Forman served as the co-medical director of the Staten Island University Hospital diabetic Treatment Center.

Dr. Forman received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending and he has lectured both nationally and internationally on advanced wound care and hyperbaric medicine. In addition, Dr. Forman has extensively participated in numerous wound care clinical trials involving diabetic foot infections, novel antibiotics, and new biopharmaceuticals for problem and non-healing wounds of the lower extremities.

Biographies

KELLY T. HICKEL was the Chairman President and CEO of the Company from January 2009 until he resigned in February 2011.  Mr. Hickel is also, since June 2008, the Chairman and CEO of Spring Creek Healthcare Systems, Inc.  Mr. Hickel is also the CEO and Chairman of TheraBiogen, Inc. since November 2009.   From February of 2001 until he resigned in June 2006, Mr. Hickel was the Chairman of Paradise Music & Entertainment, Inc.    Mr. Hickel was Chairman and Chief Restructuring Officer of the Tyree Company in Farmingdale, New York from 2005 to 2006.  Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has also attended course work at Columbia University.

Mr. Hickel has held positions in public companies since 1969. These positions have included everything from Salesman to Sales Manager, Vice President of Sales to International Market Development, President, Chief Executive Officer and Chairman. Through his extensive financial experience, he has also acted as Chief Financial Officer for a number of public corporations. These corporations have ranged in revenue of less than $1 million dollars per year to as much as $600 million dollars annually.

JAN E. CHASON was appointed the Company’s Chief Financial Officer and a member of the Board of Directors in October and November 2009, respectively.  He is also the Chief Financial Officer of Spring Creek Healthcare Systems, Inc. and a member of its Board of Directors since November 20, 2009 and April 2010, respectively.  Mr. Chason was also the Chief Financial Officer of Alliance Network Communications Holdings, Inc. from September 2009 through July 2010 and several other publicly-owned companies, including Halcyon Jets Holdings, Inc. (August 2007 to August 2009), Ckrush Inc. (February 2006 to September 2008) and Majesco Entertainment Company (January 2003 to January 2006).  Mr. Chason was formerly a partner at Ernst & Young from 1982 to 1994.  Mr. Chason, 65, is a certified public accountant and has a Bachelor of Business Administration from City College of New York.

Since 1994, Mr. Chason has been a senior financial officer of ten public companies, which ranged from development stage to mature operating companies with revenues ranging from $10 million to $1.6 billion.  During his 25 year career in public accounting he provided assurance services to both publicly-owned as well as privately-own enterprises.

RICHARD P. RIFENBURGH has been a member of the Board of Directors since April 2009.  Mr. Rifenburgh has also been a member of the Board of Directors of Spring Creek Healthcare Systems, Inc. and TheraBiogen, Inc. since June 2008 and March 2011, respectively. Since June 2008, he has served as the Chairman of Board of Directors of Paradise Music and Entertainment, Inc. and previously was its Vice Chairman. Mr. Rifenburgh has been an officer and/or director of many public companies since 1969.  Mr. Rifenburgh attended Wayne University, majoring in Electrical Engineering.

Mr. Rifenburgh has been Chairman and/or President and CEO of eleven public companies since 1969.  Three of these companies have been NYSE companies and have ranged in size from $12M to $600M in sales.  Mr. Rifenburgh has also been a director, often as independent board chairman or chairman of the audit committee, of a number of other public and private companies.

MICHAEL WIECHNIK has been a Director of the Company since June 2008. Since 1976, Mr. Wiechnik has held several key leadership positions in the State of New Jersey Department of Corrections (DOC), including Chief of the Bureau of Correctional Systems, Chief of the Bureau of Classification and Identification Services. Currently Mr. Wiechnik is a driving force behind “Clean Energy” initiatives for the DOC; planning distributive (electric) generation projects utilizing renewable and sustainable alternative energy sources. Mr. Wiechnik received a Bachelor of Arts degree in Psychology from the College of New Jersey (formerly Trenton State College).

           Boris Rubizhevsky served as a Director of the Company from June 2008 until April 26, 2010 when he resigned because he could not devote sufficient time to his responsibilities to the Company.

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

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to our directors and senior officers, such as the principal executive officer, principal financial officer and persons performing similar functions. Our Code of Ethics is available as Exhibit 14 to our Annual Report on Form 10-K filed April 16, 2010.

Committees

The Board of Directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. We appoint persons to committees of the Board of Directors who we believe meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. Currently, Mr. Rifenburgh qualifies as an “audit committee financial expert,” within the meaning of SEC Regulation S-K, Item 407(d) (5).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review we believe that, during fiscal 2010, all our current officers and directors were late in complying with the applicable filing requirements and that former directors have not complied with the applicable filing requirements.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to United Health Products, Inc. Board of Directors, c/o Jan E. Chason, Chief Financial Officer, 120 Wall Street, Suite 2401, New York, NY 10005.  Mr. Chason will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, and illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate.  The Chief Financial Officer has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during each of the years during the period ended December 31, 2010  to our principal officers although no executive earned over $100,000 in cash in each year.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION($)		RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMP. ($)

Kelly T. Hickel	2010	-0-	-0-	-0-	*	-0-	-0-	-0-	-0-
Chairman/CEO	2009	-0-	-0-	-0-	*	-0-	-0-	-0-	-0-

Jan E. Chason	2010			70,000	**	110,000	2,000,000
CFO	2009		-0-	25,000	**	-0-	-0	-0	-0-

Prior to August 31, 2009, management personnel were provided to the Company under an administration agreement with Enterprise Partners, LLC, which provided for monthly payments of $26,250.     The agreement was terminated, effective August 31, 2009 and unpaid amounts of $131,250 were forgiven.  CF Consulting, LLC also received monthly payments of $6,250 to provide services as CFO and Chief Compliance Manager for the Company, and had designated Robert Hipple to provide these services for nine months in 2009.

*- The Company’s compensation expense related to FSR, Inc for providing Mr. Hickel’s services as Chief Executive Officer was $120,000 (2010) and $60,000 (2009).  In addition, the Company awarded to FSR, Inc., in 2010, 250,000 shares of common stock as part of the Board compensation plan and 3,000,000 shares also for his services.

 ** - Mr. Chason was appointed Chief Financial Officer on November 20, 2009. Amounts reported have been expensed for Mr. Chason’s services based upon an informal arrangement until the Company establishes a compensation program for its officers and directors.

The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.  Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT TO PLANS

The Company adopted a Director Compensation program in 2010 and awarded 250,000 shares for services of its CEO and options to purchase 500,000 shares to the Company’s CFO and to each member of the Board.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is based upon 82,840,394 shares of common stock outstanding as of April 11, 2011, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board of Directors, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities. Except as otherwise indicated, addresses are c/o United Health Products, Inc., 120 Wall Street, Suite 2401, New York, NY  10005

	Number of Shares Beneficially Owned Power		Voting(1)

Kelly T. Hickel	-	(2)	-

Jan E. Chason	4,500,000-	(3)	5.15%

Richard P. Rifenburgh	1,220,000	(4)	1.45

Michael Wiechnik	1,220,000	(4)	1.45

Current Executive Officers and Directors as a Group	6,940,000		7.73

——————
(1)
Applicable percentage of total voting stock is based on 82,840,394 shares of Common Stock issued and outstanding on April 11, 2011. We have determined the number of shares beneficially owned by each stockholder under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 11, 2011 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

(2)	Excludes shares of common stock and currently exercisable options to purchase shares of common issued to FSR, Inc. Compensation for services rendered by Mr. Hickel is paid to FSR, Inc.

(3)	Includes currently exercisable options to purchase 3,500,000 shares of common stock.

(4)	Includes currently exercisable warrants to purchase 1,200,000 shares of common stock.

*	Represents beneficial ownership of less than 1% of the shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2010, we borrowed an aggregate of $119,000 from LeadDog Capital LP through issuances of notes payable for one year periods with interest payable at 16% per year.   LeadDog Capital LP and its affiliates, including Roadrunner Capital Group, LLC, are shareholders and warrant holders. This group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Exchange Act), of more than 9.5 % of our outstanding shares of common stock.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our independent registered accountants and the following table sets forth the fees billed by then for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
	2010	2009

Audit fees	$25,000	$16,766
Audit-related fees	15,000	2,000
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

(3)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

21	Subsidiaries of the Registrant*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32	Section 1350 Certificate by Chief Executive Officer and Chief Financial Officer*

* Filed herewith.
 (1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Phillip Forman
Dr. Phillip Forman
Chief Executive Officer and Director
Dated: April 15, 2011

/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Director
Dated: April 15, 2011

/s/ Richard Rifenburgh
Richard Rifenburgh
Director
Dated: April 15, 2011

/s/ Michael Wiechnik
Michael Wiechnik
Director
Dated: April 15, 2011

UNITED HEALTH PRODUCTS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
United Health Products, Inc.:

We have audited the accompanying consolidated balance sheets of United Health Products, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman and Company

Somerset, New Jersey
April 15, 2011

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$2,381	$8,018
Accounts receivable	-	3,550
Prepaid and other assets	38,017	-
Total current assets	40,398	11,568

Investments in affiliates	-	180,000
Intangibles - net	350,000	450,000

TOTAL ASSETS	$390,398	$641,568

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$342,597	$210,002
Due to related party	175,781	175,781
Notes payable – related party	146,335	87,558
Other current liabilities	110,999	33,732
Total current liabilities	775,712	507,073

Liability for unissued shares – related party (2009)	118,800	60,000
Convertible debenture	-	25,000

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 150,000,000
shares authorized and 80,428,215 and 66,124,415
issued and outstanding	80,428	66,224
Additional paid-in capital	3,943,270	1,615,481
Accumulated deficit	(4,527,812)	(1,632,210)
Total stockholders' equity (deficiency)	(504,114)	49,495

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$390,398	$641,568

See notes to consolidated financial statements

 UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Revenues - net	$69,071	$23,903

Expenses
Cost of sales	56,447	16,641
Amortization of intangibles	100,000	50,000
Selling, general and administrative	2,547,093	487,055
Total expenses	2,703,540	553,696
Loss from operations	(2,634,469)	(529,793)
Other expenses/(income)
Interest- principally related party	11,646	17,614
Finance costs	69,487	63,684
Loss on investments in affiliates	180,000	278,190
Beneficial conversion feature	-	20,726
Net loss	$(2,895,602)	$(910,007)

Loss per share - basic and diluted	$(.06)	$(.02)

Weighted average shares outstanding	50,958,334	39,355,935

See notes to consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			Additional		Total
	Common Stock		Paid - in		Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2008	34,710,537	$34,710	$690,839	$(722,203)	$3,346

Shares issued at $.245, net
of expenses	1,413,878	1,414	295,246		296,660

Shares issued in connection
with the acquisition of intellectual property rights	30,000,000	30,000	470,000		500,000

Beneficial conversion feature			20,726		20,726

Warrants issued in connection with the incurrence of indebtedness			7,420		7,420

Forgiveness of related party payable			131,250		131,250

Net loss	-	-	-	(910,007)	(910,007)

Balance - December 31, 2009	66,124,415	$66,124	$1,615,481	$(1,632,210)	$49,395

Shares issued in connection with: Conversion of indebtedness to related party	738,044	738	109,969		110,707
Issuance of notes payable	400,000	400	79,700		80,100
Consulting services	9,300,100	9,300	1,070,700		1,080,000
Board service	250,000	250	37,250		37,500
Private placement – at $ .15 per share, net of expenses	3,484,115	3,484	489,217		492,701
Convertible debenture conversion	131,641	132	35,278		35,410

Issuance of stock options			505,675		505,675

Net loss				(2,895,602)	(2,895,602)

Balance – December 31. 2010	80,428,215	$80,428	$3,943,270	$(4,527,812)	$(504,114)

See notes to consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009
Cash Flows Used in Operating Activities
Net Loss	$(2,895,602)	$(910,007)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangibles	100,000	50,000
Finance costs	69,487	63,684
Accrued interest – principally related party	14,074	15,473
Loss on investments in affiliates	180,000	278,190
Noncash compensation	1,741,975	-
Beneficial conversion feature	-	20,726
Changes in operating assets and liabilities
Accounts receivable	3,550	-
Prepaid and other current assets	(38,017)	-
Accounts payables and accrued expenses	132,595	319,966
Net Cash Used in Operating Activities	(691,938)	(161,968)
Cash Flows (Used in) Investing Activities
Investments in affiliates	-	(200,000)
Net Cash Used in Investing Activities	-	(200,000)
Cash Flows Provided By (Used In) Financing Activities
Private placement – common stock	492,601	296,660
Loans from related party	118,700	97,943
Loans - other	75,000	-
Loan repayment – related party	-	(50,000)
Private placement – convertible debt	-	25,000
Net Cash Provided by Financing Activities	686,301	369,603
Net (Decrease) Increase in Cash	(5,637)	7,635
Cash at beginning of period	8,018	383
Cash at end of period	$2,381	$$8,018

Supplemental Disclosures

Non-cash investing activities and financing activities

Issuance of common stock in connection with:
Redemption of indebtedness including loss	$110,707
Acquisition of intangibles		$500,000
Forgiveness of related party payable		$131,250

See notes to consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
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

United was a closed-end management investment company that in February 2006 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act”). The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies. During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic, which will become the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that we now believe will not be strategic to our healthcare strategy.

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC. This decision was in part prompted by the actuality that the majority of the Company’s resources were allocated to managing the operating activities of its holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act. On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when the Company filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations, the Company changed its name to United Health Products, Inc., effective as of September 30, 2010.

As a result of the decision to withdraw the Company’s election to be treated as a BDC and become an operating company, the fundamental nature of the Company’s business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses. The decision to withdraw the Company’s election as a BDC under the 1940 Act necessitated a significant change in the Company’s method of accounting. The Company formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the Company was required to adopt the financial statement presentation and accounting for securities held, which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment. This change in the Company’s method of accounting could impact the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as the increase occurs. As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any significant revenues. The Company has not as yet attained a level of operations that allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry, and any other parameters used in determining these estimates, could cause actual results to differ.

Concentration of Credit Risk

The Company may place its cash with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Equity and Cost Method Investments in Affiliated Companies

The Company uses the equity method of accounting for its investments in entities in which it has significant influence; generally, this represents an ownership interest of between 20% and 50%. The Company uses the cost method of accounting for investments in equity securities in which it has a less than a 20% equity interest and virtually no influence over the investee's operations.

Application of the cost method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the investments to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments, the Company must also attempt to anticipate trends in the industries as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion, it may decide to write down all or part of the investment.

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

As of December 31, 2010, the Company has approximately $1.3 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Revenues are attributable to the sale of medical products through distributor agreements. The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor’s gross profit on special orders. The balance of the manufactured cost is due from the distributor at the time of shipment. The Company is also entitled to an agreed percentage of the distributor’s profit on receipt by the distributor. The Company defers all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company’s portion of distributor’s profit at the time of shipment.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (4,475,000 options and 1,448,378 warrants at December 31, 2010) is anti-dilutive.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

During the fiscal first quarter of 2010 the Company adopted the Financial Accounting Standards Board (FASB) guidance and amendments related to the accounting for multiple-deliverable revenue arrangements. These new rules amend the existing guidance for separating consideration in multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.

During the fiscal first quarter of 2010, the Company adopted the FASB standard related to variable interest entities.

During the fiscal first quarter of 2010, the Company adopted the new accounting guidance on fair value measurements and disclosures. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 inputs and the reasons for these transfers as well as the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements.

The adoption of each of the above standards did not have a material impact on the Company’s results of operations, cash flows or financial position.

Recently Issued Accounting Standards,
Not Adopted as of December 31, 2010

During the fiscal second quarter of 2010 the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3.  Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through a wholly-owned subsidiary, Epic Wound Care, Inc.  The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals. While the common shares escrowed are legally issued and outstanding, for purposes of calculating earnings per share the Company considers these shares as contingent and has not include them in the calculation.  (See Note 10 - Subsequent Events.)  The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $100,000 and $50,000 in 2010 and 2009, respectively.

Note 4. Investments in Affiliates

On October 7, 2009, the Board of Directors approved an agreement with City 24/7, LLC, dated August 11, 2009, to convert two senior secured notes issued to the Company by City 24/7, LLC to an equity position in City 24/7, LLC.  The notes were originally issued September 8, 2008 and October 8, 2008 in the amounts of $100,000 and $150,000, respectively, in consideration of loans the Company made on those dates in those amounts.  Pursuant to the Agreement, City 24/7, LLC paid the notes by admitting The Company as a member of City 24/7, LLC, a New York limited liability company, with a ten percent (10%) interest in the profits, losses and distributions of the LLC.  Pursuant to the agreement, we released our security interest in the assets of City 24/7.  As City 24/7 had not been able to make payment on the notes in accordance with the notes terms, the Company, as of June 30, 2009 concluded that the investment was impaired and wrote-off the full investment and uncollected interest accrued.

           In August 2008, the Company entered into an investment term sheet with SSC, Inc., the developer of the Ultimate Aero super car for an investment in the company and the right to obtain up to 35 percent of the ownership of SSC. During May and June 2009, the Company advanced a total of $200,000 to SSC, which amount was secured by a security agreement on an Ultimate Aero, which has a retail price of approximately $1 million. The Company has not provided additional financing to SSC due to a lack of access to additional due diligence information requested of SSC.  In July 2009, SSC indicated it may attempt to renege on its investment agreement, and was unable to repay the $200,000 advance. Subsequently, the Company has demanded, among other matters, the repayment of the loans and is further exploring its legal options. Accordingly, the Company recorded an impairment reserve of $20,000 in 2009.  The Company as of December 31, 2010, recorded an addition impairment reserve of $180,000 as the Company has not been able to gain any further information from SSC as to its ability to pay this indebtedness.

Note 5.  Related Party Transactions

Note payable related party

The Company’s transactions with LeadDog Capital LP were as follows:

	Year Ended December 31,
	2010	2009
Balance at beginning of period	$87,600	$27,100
New borrowings at 16% interest rate, net of
discount of $64,300, in 2009	118,700	35,800
Interest accrued	10,100	14,000
Amortization of loan discount	3,700	26,600
Redemption of indebtedness by the issuance	(73,800)	-
of 738,044 shares of common stock
Repayment	-	(50,000)
Balance at end of period	$146,300	$87,500

           At December 31, 2010 and 2009, notes and interest payable to related party includes unpaid interest of $16,200 and $12,000, respectively.  The notes are payable within one year of the origination date of the notes or under extensions through July 2011.

In connection with the issuance of notes in 2009 with a face value of $75,000, the Company also issued 150,000 shares of common stock and in connection issuance of notes with a face value of $22,943, also in 2009; the Company granted the lender warrants to purchase 22,943 shares of the Company’s common stock at $.001. The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $15,524 to the notes and $7,419 to the warrants. The discount applicable to the shares was expensed as financing fees of $60,000.  During 2010, the Company recorded $3,735 as expense related to the amortization of the debt discount.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 141%; risk-free interest rate of 1.34% to 1.65%; expected life of 3 years and estimated dividend yield of 0%.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

 Amounts Due To Affiliates

The Company entered into an investment advisory agreement with United EcoEnergy Advisors, LLC (the” Investment Advisor”) in March 2006, during the period that the Company was regulated as a BDC, under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, agreed to provide investment advisory services to the Company. The Investment Advisor was owned by two individuals who owned a majority interest in the Company (prior to June 2009) and one of whom served on the Company’s Board of Directors. No advisor fees were paid or accrued.  In October 2009, the Investment Advisor and the Company agreed to terminate this agreement.

On September 1, 2008, the Company entered into an Administration Agreement with Enterprise Administration, LLC (“Enterprise”), under which Enterprise provided administrative services to the Company, either directly or through sub-administration agreements. Enterprise is owned by the two individuals who owned the Investment Advisor.  Under the terms of the agreement, all management and administration, and related operating needs, were provided by Enterprise, and the Company is to reimburse Enterprise for the actual costs of the services on a monthly basis.  Pursuant to the agreement, Enterprise charged the Company $157,500 during the nine months ended September 30, 2009.  Enterprise and the Company agreed to terminate the agreement, effective September 2, 2009, and Enterprise agreed to forgo any unpaid amounts.  Accordingly, the Company wrote-off the obligation of $131,250 in 2009 by crediting additional paid in capital for the amount as a related party granted the forgiveness.

The amounts due to affiliates of $175,781 at December 31, 2010 and 2009 represent funds advanced by and expenses paid by Enterprise Partners, LLC (an affiliate of Enterprise) for the Company in prior years.

Note 6.  Notes Payable

           In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding.  The allocation was based upon the relative fair values of the securities issued in the transaction.  As of April 11, 2011, the Company has not paid this indebtedness.

The Company borrowed $25,000 in June 2009 under terms which provided that the borrower could convert the indebtedness, including unpaid interest at $.25 per share through the due date in October 2009.   The debt holder had a pro-rata interest in the security interest that the Company has in connection with the Company’s loan to SSC, Inc. (see Note 4).  In connection with this borrowing the Company also granted the debt holder a warrant to purchase 12,500 shares of common stock for $.25.  The proceeds of the loan were allocated to the beneficial conversion feature ($17,000) and the balance to the loan and the warrants based upon their relative fair values.  During 2009, the Company expensed approximately $21,000 as a result of the amortization of the debt discount attributable to the beneficial conversion feature and the warrants.  The fair value of the warrants was determined using the Black-Sholes option pricing model using the following assumptions: volatility of 141%; risk-free interest rate of 1.17, expected life of 2 years and estimated dividend yield of 0%.  In March 2010, the Company and the debt holder agreed to convert the indebtedness including the accrued interest into 131,641 shares of the Company’s common stock.  The shares were recorded at fair value which resulted in noncash charge of $8,750.

Other current liabilities, in 2010 and 2009, also include obligations of the Company which originated in 2007 amounting to approximately $18,865.  While the indebtedness was incurred on a short-term basis, the Company has not made any payments since 2008.  In addition, interest due of $17,000 and $14,000 for 2010 and 2009 are included in this caption.

Note 7. Issuances of Common Stock

In April 2010, the Board of Directors awarded compensation in the form of options and shares of common stock to Board members for past services as well as for current Board service. The Company issued FSR, Inc. as compensation for the services of the Company’s Chief Executive Officer 1,000,000 shares of common stock for services rendered and $250,000 as part of the Board of Directors compensation program and recorded a non-cash charge of $187,500 at the time of the issuance based upon the fair value of the shares issued. All other Board members were awarded options – see Note 8.

In April 2010, the Company’s principal operating subsidiary entered into agreements with two consultants. One consultant was engaged to provide technical expertise in connection with preparing and executing FDA approvals as well as providing assistance in the distribution and sales of product extensions. The second consultant was engaged to provide consulting and advisory services and assistance to the Company, including compliance with regulatory and reporting requirements for the Company and its products, and assistance in marketing, selling and distributing the Company's products in certain countries in the Far East. Compensation for the two consultants includes the issuance of 800,000 shares of the Company’s common stock for which the Company recorded a non-cash charge of $110,000 at the time of the award based upon the value of the shares issued.

In August and November 2010, the Company awarded two of the Company’s officers and three other consultants 7.5 million shares of common stock, in aggregate, for services rendered to the Company. The Company recorded a non-cash charge of $1.2 million in 2010 based upon the fair value of the shares issued.

During 2010, the Company conducted a private placement of its common stock at $.15 per share pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D.  The Company received fully paid subscriptions for 3,384,112 shares. In connection, with this offering the Company issued a finder 100,000 shares of common stock.

As of June 15, 2010, the Company entered into a letter of engagement with an investor relations firm to develop and implement a financial communications program designed to increase investor awareness of the Company in the investment community. Pursuant to the agreement, the Company was to issue up to 1,320,000 shares of our common stock in two installments of 660,000 shares, the first on signing of the agreement and the second on the six month anniversary of the agreement provided that the agreement had not been terminated. The Company recorded a charge of $118,800 based upon the fair value of the shares issuable. The Company terminated the agreement in November 2010 and has not issued any shares as of April 11, 2011.

Note 8.  Stock Options and Warrants

In April 2010, the Company granted options to purchase an aggregate of 4,475,000 shares of common stock at a $0.15 per share to directors and consultants, including options for 2,850,000 common shares for past services and the balance as compensation for current service as Board members. As of the time of issuance, the Company recorded non-cash compensation charges of $506,000.  The options have a term of 5 years.  The fair value of option grants were estimated on the date of grant in April 2010 using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	5 years
Risk-free rate	2.62%

In 2009, in connection with the private placement of units consisting of 1 share and 1 warrant, the Company issued 1,413,878 warrants which are exercisable at $.25 per share.  The Company also issued 22,943 warrants, exercisable at $.001 per share in connection with notes payable to LeadDog Capital LP in 2009.

Note 9: Fair Value Measurements

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

Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s investment in securities held for sale is fair valued by this method.

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

Note 10. Other Matters

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). While hemostatic gauze is a Class I device and did not require any premarket notice to the FDA in order for the Company to market these products, the Company’s notification identified substantially equivalent products in order to broaden the claims that the Company could make about its capabilities. On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. Epic is preparing a new application. Based upon the opinion of special FDA counsel, the Company believes its hemostatic gauze is a Class I surgical device and was exempt from the premarket notification procedures which allows sales of this product. The Company is not able, at this time, to make a determination as to the continuing impact of this notice.  The Company is continuing to develop a retail marketing strategy that complies with the Class I designation to be implemented no later than the fourth quarter of 2011.

Epic entered into a corporate sponsorship agreement with American Diabetes Association (the “ADA”) on July 29, 2010 that was to become effective on November 1, 2010. This agreement enables Epic to act as a sponsor of the ADA’s programs and utilizes the ADA’s trademarks and logos in association with Epic’s products, as approved by the ADA. The agreement has a three-year term expiring October 31, 2013, subject to a mutual option to renew. The annual cost of the agreement is $400,000.  The Company and the ADA have informally agreed to defer the implementation date of this agreement due to the matters discussed in the paragraph above.

Note 11. Subsequent Events.

In February 2011, the Company awarded options to purchase an aggregate of 7,250,000 shares of the Company’s common stock at $0.06 per share to the Officers, Directors and a consultant.

On March 8, 2011, the “Company and Epic entered into a global settlement and release agreement (the “Settlement Agreement”) with various parties to resolve disputes regarding the Agreement and Plan of Acquisition, dated May 19, 2009, entered into by the Company in connection with its acquisition of the business and assets of Epic Wound Care, LLC (the “Acquisition Agreement”). The parties had differences of opinion concerning the satisfaction of certain milestones and conditions in the Acquisition Agreement in connection with the release of certain escrowed shares of the Company’s common stock that were issued by the Company and placed in escrow in accordance with the terms of the Acquisition Agreement (the “Escrowed Shares”).

The settlement provides for the release of 20 million Escrowed Shares to the sellers of the business and assets and the contribution of 2 million shares of the Company’s common stock to the capital of the Company to facilitate the settlement by certain non-controlling shareholders of United who provided investment advice to United on a regular periodic basis, including investment advice related to the Acquisition Agreement. The Company intends to cancel the 2 million contributed shares. As a condition to the settlement, the Board of the Directors of the Company waived certain milestones and conditions regarding the release of the Escrowed Shares as set forth in the Acquisition Agreement and the parties to the Settlement Agreement agreed to mutual releases and to resolve and settle any and all claims, controversies, disputes and causes of action, whether asserted or unasserted, known or unknown, real or potential, or whether in law, equity or otherwise, relating to, arising out of, or in any way concerning the Acquisition Agreement and the Escrowed Shares, without any admission of fault, liability or wrongdoing on the part of or on behalf of any party.

In March 2011, the Company engaged a marketing company to as provide marketing and branding services in order to increase distribution of the Company’s products. The agreement is for 12 months automatically renewable for 12 months and provides for monthly payments of $5,000. Additional consideration includes 500,000 shares of common stock of which half was paid on closing and the balance is due after 6 months. The Company also agreed to pay commissions on sales directly attributed to the services of the marketing company.

During the period January 1 through April 11, 2011, the Company borrowed $100,000 from LeadDog Capital LP with interest payable at 16% per year and due dates6 months after issuance. During the February and March 2011, LeadDog Capital LP converted $43,000 of the indebtedness to it for 862,179 shares of the Company’s common stock.