Form 10-Q
period 2011-03-31
United Health Products, Inc.
filed 2011-05-16
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(646) 961-4459
 (Company’s telephone number, including area code)

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

Shares, $.001 par value per share - 80,840,394.as of May 13, 2011

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$6,901	$2,381
Prepaid and other current assets	70,748	38,017
Total current assets	77,649	40,398

Intangibles – net	329,850	350,000

TOTAL ASSETS	$407,499	$390,398

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$377,122	$342,597
Due to related party	175,781	175,781
Notes payable – related party	211,939	146,335
Other current liabilities	114,234	110,999
Total current liabilities	879,076	775,712

Liability for unissued shares – related party	226,800	118,800

STOCKHOLDERS’ (DEFICIENCY)
Common stock, par value $.001 per share; 150,000,000
shares 79,290,394 and 80,428,215
issued and outstanding	79,290	80,428
Additional paid-in capital	4,313,766	3,943,270
Accumulated deficit	(5,091,433)	(4,527,812)
Total stockholders' (deficiency)	(698,377)	(504,114)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIENCY)	$407,499	$390,398

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenues – net	$-	$35,461

Expenses
Cost of sales	-	16,119
Amortization of intangibles	25,000	25,000
General and administration	526,606	99,762
Total expenses	551,606	140,881
Loss from operations	(551,606)	(105,420)
Other expenses/(income)
Interest- net - principally related party	12,015	2,588
Finance costs		10,605
Net loss	$(563,621)	$(118,613)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	80,262,438	66,224,418

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

	Common Stock		Additional Paid - in		Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2010	80,428,215	$80,428	$3,943,270	$(4,527,812)	$(504,114)

Shares cancelled in connection with settlement	(2,000,000)	(2,000)	2,000		-
Issuance of common shares in
connection with:
Conversion of outstanding indebtedness to related party	862,179	862	42,246		43,108
Issuance of stock options			326,250		326,250
Net loss for period	-	-	-	(563,621)	(563,621)
Balance – March 31, 2011	79,290,394	$79,290	$4,313,766	$(5,091,433)	$(698,377)

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash Flows Used in Operating Activities
Net Loss	$(563,621)	$(118,613)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	25,000	25,000
Finance costs
Accrued interest – principally related party	11,449	2,588
Non-cash compensation	405,500	-
Finance cost	-	10,605
Changes in operating assets and liabilities:
Accounts receivable	-	(19,342)
Prepaid and other current assets	(3,981)	-
Accounts payables and accrued expenses	34,523	70,976
Net Cash Used in Operating Activities	(91,130)	(28,786)
Cash Flow Used in Investing Activities
Increase in intangibles	(4,850)	-
Net Cash Used in Investing Activities	(4,850)	-
Cash Flows Provided By Financing Activities
Loans from related party	100,500	20,874
Net Cash Provided by Financing Activities	100,500	20,874
Net Increase/(decrease) in Cash	4,520	(7,912)
Cash at beginning of period	2,381	8,018
Cash at end of period	$6,901	$106

Supplemental Disclosures
Non-cash investing and financing activities
Common stock issued to redeem indebtedness to related party	$43,108

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

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2010 filed with the Securities and Exchange Commission on Form 10-K on April 15, 2011.

Note 2.  Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epic Wound Care, Inc. as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes

The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities, which is commonly known as the asset and liability method. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

As of December 31, 2010, the Company has approximately $4.4 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (11,725,000 options and 1,448,378 warrants at March 31, 2011) is anti-dilutive.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In December 2010, The Financial Accounting Standards Board (“FASB”) adopted new disclosure guidance for supplementary pro forma information related by a public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if the public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this did not have a material effect on the Company’s operations or financial condition.

During the fiscal second quarter of 2010, the FASB issued an accounting standard update related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 3.  Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through a wholly-owned subsidiary, Epic Wound Care, Inc. (“Epic”).  The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

On March 8, 2011, the Company and Epic entered into a global settlement and release agreement (the “Settlement Agreement”) with various parties to resolve disputes regarding the Agreement and Plan of Acquisition, dated May 19, 2009, entered into by the Company in connection with its acquisition of the business and assets of Epic Wound Care, LLC (the “Acquisition Agreement”). The parties had differences of opinion concerning the satisfaction of certain milestones and conditions in the Acquisition Agreement in connection with the release of the escrowed shares mentioned above. The settlement provided for the release of 20 million escrowed shares to the sellers of the business and assets and the contribution of 2 million shares of the Company’s common stock to the capital of the Company (which were cancelled) to facilitate the settlement by certain non-controlling shareholders who provided investment advice to the Company on a regular periodic basis, including investment advice related to the Acquisition Agreement. As a condition to the settlement, the Board of the Directors of the Company waived certain milestones and conditions regarding the release of the escrowed shares as set forth in the Acquisition Agreement and the parties to the Settlement Agreement agreed to mutual releases and to resolve and settle any and all claims, controversies, disputes and causes of action, whether asserted or unasserted, known or unknown, real or potential, or whether in law, equity or otherwise, relating to, arising out of, or in any way concerning the Acquisition Agreement and the escrowed shares, without any admission of fault, liability or wrongdoing on the part of or on behalf of any party.

During the period prior to the settlement, although the common shares escrowed were legally issued and outstanding, for purposes of calculating earnings per share the Company considered these shares as contingent and did not include them in the calculation.

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $25,000 in both the 2011 and 2010 three month periods.

Note 4.  Related Party Transactions

The Company’s transactions with LeadDog Capital LP for the three months ended March 31, 2011 was as follows:

Balance at beginning of period	$146,335
New borrowings at 16% interest rate	100,500
Interest accrued	8,212
Redemption of indebtedness by the issuance
of 862,179 shares of common stock	(43,108)
Balance at end of period	$211,939

           At March 31, 2011, notes and interest payable to related party includes unpaid interest of $13,614.   The notes are payable within one year of the origination date of the notes or under extensions through July 2011.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5.  Issuances of Common Stock

In February 2011, the Board of Directors awarded compensation in the form of options to purchase 6,900,000 shares of common stock to Board members for past services as well as for current Board service. In addition, the Board awarded a consultant additional compensation in the form of options to purchase 350,000 shares of common stock.  As of the time of issuance, the Company recorded non-cash compensation charges of $326,250.  The options, exercisable at $.06 per share, have a term of 5 years.  The fair value of option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	5 years
Risk-free rate	2.2	1%

In February 2011, the Board also authorized the issuance of 1 million shares to LeadDog Capital Markets LLC and 300,000 shares to another consultant for providing financial expertise to the Company.  In accordance with a consulting arrangement entered into in March 2011 for marketing services, the Company is obligated to issue 500,000 shares of common stock.  The Company recorded non-cash compensation expense of $79,250 during the three months ended March 31, 2011 and $108,000 increase in the obligation to issue shares as of March 31, 2011for the unissued shares.

In February and March 2011, the Company redeemed $43,108 of indebtedness including interest to LeadDog Capital LP for 862,179 shares of common stock.  The fair value of the common stock approximated the carry amount of the indebtedness at the time of the offer to convert.

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

Note 7. Other Matters

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

Note 8. Subsequent Events.

During the period April 1, 2011 through May 13, 2011, the Company borrowed an aggregate of $25,000 from LeadDog Capital LP with interest payable at 16% per year and due dates six months after issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K, filed with SEC April 15, 2011.

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

In February 2010, our Board of Directors and the holders of a majority of our outstanding shares of common stock authorized management to withdraw the election to be regulated as a BDC.  This decision was in part prompted by the actuality that the majority of our resources were allocated to managing the operating activities of our holdings and, in addition, management found that the Company may not have been in compliance with certain BDC provisions of the 1940 Act. In addition, we received communications from the Securities and Exchange Commission in which the Commission alleged that the Company was not in compliance with some of the Rules and Regulations governing BDC's. On July 7, 2010, the Company filed an Information Statement with the SEC providing notice of shareholder action in lieu of a Meeting of Shareholders, taken pursuant to the written consent of certain shareholders, referred to as the consenting shareholders. Specifically, the consenting shareholders approved the withdrawal of the Company’s election to be a BDC. This action became effective on August 17, 2010 when we filed the applicable Notice concerning the withdrawal with the Securities and Exchange Commission. Further, in recognition of the change in its operations we changed our name to United Health Products, Inc., effective as of September 30, 2010.

As a result of the decision to withdraw our election to be treated as a BDC and become an operating company, the fundamental nature of our business changed from that of investing in a portfolio of securities with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of a holding company with the goal of generating income from the operations of those businesses.  The decision to withdraw our election as a BDC under the 1940 Act necessitated a significant change in our method of accounting. We formerly utilized the BDC financial statement presentation and that accounting utilized the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, we were required to adopt the financial statement presentation and accounting for securities held which provides for either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time it intends to hold the investment.  This change in our method of accounting could impact the market value of our investments in privately held companies by eliminating our ability to report an increase in the value of its holdings as the increase occurs.  As an operating company, the Company, effective December 31, 2009, consolidated its financial statements with its controlled subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. While the Company can sell its device as a Class I device, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 7.)

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

Results of Operations

Three Months ended March 31, 2011 versus Three Months ended March 31, 2010

Since the Company terminated its BDC status, our efforts have been directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However, as a result of the FDA notice received in August 2010, the Company’s distributor temporarily halted sales of Epic’s product.  The Company and the distributor are taking remedial actions, as necessary, to reactivate sales of our products.

The source of operating cash flow in 2010 was the limited sales of our hemostatic gauze product. The operating margins of these limited sales, in the opinion of management, are not indicative of future results. During the three months ended March 31, 2011, the Company incurred general and administrative expenses of $527,000 versus $100,000 in the prior year.   The 2011 period included non-cash charges of $406,000 related to fair value accounting for compensation through the use of stock and options.   Both the 2011 and 2010 period included a non-cash charge of $25,000 for amortization of the intellectual property rights related to the Epic technology.

The net loss of $564,000 in the three month period ended March 31, 2011 increased $445,000 from the prior year period principally as a result of the non-cash compensation charges described above.

Financial Condition, Liquidity and Capital Resources

            As of March 31, 2011, the Company had a negative working capital of $801,000 and stockholders’ deficiency of $698,000.   Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $592,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. (See Note 7.)  The report of our auditors on our 2010 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at March 31, 2011 and December 31, 2010 was $7,000 and $2,000, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the three months ended March 31, 2011 was $91,000 as compared to $29,000 in the prior year.  The increase in the cash used in operating activities was principally the result of a reduction in the deferral of payments to consultants.

Investing cash flows:  In 2011, the Company paid $5,000 to protect its intellectual property rights.

Financing cash flows: Net cash generated from financing of approximated $101,000 and $21,000 in 2011 and 2010, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements.

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

The Company has recorded as intangibles amounts representing the rights we have obtained to technology, know-how, trademarks and etc. based upon an appraisal of the rights obtained.  In the opinion of management there has been no diminution in their value.

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

As of March 31, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, the Board also authorized the issuance of 1 million shares to LeadDog Capital Markets LLC and 300,000 shares to another consultant for providing financial expertise to the Company.  In accordance with a consulting arrangement entered into in March 2011 for marketing services, the Company is obligated to issue 500,000 shares of common stock.  The Company recorded non-cash compensation expense of $79.250 during the three months ended March 31, 2011 and $108,000 increase in the obligation to issue shares as of March 31, 2011for the unissued shares.

In February and March 2011, Company redeemed $43,149 of indebtedness including interest to LeadDog Capital LP for 862,179 shares of common stock.  The fair value of the common stock approximated the carry amount of the indebtedness at the time of the offer to convert.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2011.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer