Form 10-Q
period 2011-06-30
United Health Products, Inc.
filed 2011-08-22
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Shares, $.001 par value per share - 80,840,394.as of August 18, 2011

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$2,381
Prepaid and other current assets	59,908	38,017
Total current assets	59,908	40,398

Intangibles – net	304,850	350,000

TOTAL ASSETS	$364,758	$390,398

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,895	$342,597
Due to related party	175,781	175,781
Notes payable – related party	283,526	146,335
Other current liabilities	117,275	110,999
Total current liabilities	1,028,477	775,712

Liability for unissued shares – related party	133,800	118,800

STOCKHOLDERS’ (DEFICIENCY)
Common stock, par value $.001 per share; 150,000,000
shares 80,840,394 and 80,428,215
issued and outstanding	80,840	80,428
Additional paid-in capital	4,461,166	3,943,270
Accumulated deficit	(5,339,525)	(4,527,812)
Total stockholders' (deficiency)	(797,519)	(504,114)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIENCY)	$364,758	$390,398

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011		2010

Revenues - net	$		$-	$		$35,461

Expenses
Cost of sales						16,119
Amortization of intangibles		25,000	25,000		50,000	50,000
General and administration		212,567	1,173,362		739,173	1,273,124
Total expenses		237,567	1,198,362		789,173	1,339,243
Loss from operations		(237,567)	(1,198,362)		(789,173)	(1,303,782)
Other expenses/(income)
Interest- net - principally related party		10,525	4,617		22,540	7,205
Finance costs		-	38,782			49,387
Net loss		$(248,092)	$(1,241,761)		$(811,713)	$(1,360,374)

Loss per share - basic and diluted		$(0.00)	$(0.02)		$(0.01)	$(0.02)

Weighted average shares outstanding		80,738,196	66,539,327		80,501,631	66,469,734

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

	Common Stock		Additional Paid - in		Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2010	80,428,215	$80,428	$3,943,270	$(4,527,812)	$(504,114)

Shares cancelled in connection with settlement	(2,000,000)	(2,000)	2,000		-
Issuance of common shares in
connection with:
Conversion of outstanding indebtedness to related party	862,179	862	42,246		43,108
Services	1,550,000	1,550	91,450		93,000
Issuance of stock options			382,200		382,200
Net loss for period	-	-	-	(811,713)	(811,713)
Balance – June 30, 2011	80,840,394	$80,840	$4,461,166	$($5,339,525)	$(797,519)

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2011	2010
Cash Flows (Used in) Operating Activities
Net loss	$(811,713)	$(1,360,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	50,000	53,735
Accrued interest payable - related party	15,280	44,198
Accrued interest payable	6,276
Finance cost	-	8,659
Noncash compensation	468,950	921,975
Changes in operating assets and liabilities:
Accounts receivable	-	(39,040)
Prepaid and other current assets	(641)	-
Accounts payables and accrued expenses	109,298	148,190
Net Cash Used in Operating Activities	(162,550)	(222,657)
Cash Flows Used In Investing Activities
Increase in intangibles	(4,850)	-
Net Cash Used in Investing Activities	(4,850)	-
Cash Flows Provided By (Used In) Financing Activities
Loans from related party	165,019	68,500
Private placement - common stock	-	267,500
Net Cash Provided by Financing Activities	165,019	336,000
Net (Decrease)/ Increase in Cash	(2,381)	113,343
Cash at Beginning of Period	2,381	8,018
Cash at End of Period	$-	$121,361

Non-cash investing and financing activities:

Issuance of common stock in connection with:
Redemption of indebtedness - related party (including related loss)	$43,108	$110,706

Common stock cancelled in connection with settlement
(at par value)	$2,000

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

United was a closed-end management investment company that in February 2006 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act”). The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies. During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic, which became the Company’s operating platform company in this industry. The Company also completed two minority equity investments in companies that are no longer strategic to our healthcare strategy.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (13,225,000 options and 22,943 warrants at June 30, 2011) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $25,000 and $50,000 in both the 2011 and 2010 three and six month periods, respectfully.

Note 4.  Related Party Transactions

The Company’s transactions with LeadDog Capital LP for the six months ended June 30, 2011 was as follows:

Balance at beginning of period	$146,335
New borrowings at 16% interest rate	165,019
Interest accrued	15,280
Redemption of indebtedness by the issuance
of 862,179 shares of common stock	(43,108)
Balance at end of period	$283,526

           At June 30, 2011, notes and interest payable to related party includes unpaid interest of $20,681.   The notes are payable within one year of the origination date of the notes or under extensions through July 2011.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5.  Issuances of Common Stock

In June 2011, the Board of Directors awarded compensation in the form of options to purchase 1,500,000 shares of common stock to three newly appointed Board members.   As of the time of issuance, the Company recorded non-cash compensation charge of $55,950.  The options, exercisable at $.05 per share, have a term of 5 years.  The fair value of option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	5 years
Risk-free rate	1.6%

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

In February 2011, the Board also authorized the issuance of 1 million shares to LeadDog Capital Markets LLC and 300,000 shares to another consultant for providing financial expertise to the Company.  In accordance with a consulting arrangement entered into in March 2011 for marketing services, the Company issued 250,000 shares and is additionally obligated to issue 250,000 shares of common stock in September 2011.  As a result of entering into the contract, the Company recorded non-cash compensation expense of $2,750 and $82,500 during the three and six months ended June 30, 2011.

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

Note 7. Other Matters

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). While hemostatic gauze is a Class I device and did not require any premarket notice to the FDA in order for the Company to market these products, the Company’s notification identified substantially equivalent products in order to broaden the claims that the Company could make about its capabilities. On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. Based upon the opinion of special FDA counsel, the Company believes its hemostatic gauze is a Class I surgical device and was exempt from the premarket notification procedures which allows sales of this product. The Company is not able, at this time, to make a determination as to the continuing impact of this notice.  The Company is continuing to develop a retail marketing strategy that complies with the Class I designation to be implemented no later than the fourth quarter of 2011.  In addition in May 2011, the Company received a thirty-day notice from its wholesale distributor terminating the distribution agreement based upon claimed material breach of the Company’s representations and warranties.  The Company has not responded pending evaluation of its new strategies for distribution of the product.

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

Note 8. Subsequent Events.

During the period July 1, 2011 through August 18, 2011, the Company borrowed an aggregate of $36,200 from LeadDog Capital LP with interest payable at 16% per year and due dates six months after issuance.

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

Results of Operations

Three Months ended June 30, 2011 versus Three Months ended June 30, 2010

Since the Company terminated its BDC status, our efforts have been directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However, as a result of the FDA notice received in August 2010, the Company’s distributor temporarily halted sales of Epic’s product.  In May 2011, the distributor gave notice that it was terminating the Distribution Agreement. The Company is taking remedial actions, as necessary, to reactivate sales of our products and is evaluating an appropriate strategy in view of the notice received from our distributor.

During both the 2011 and 2010 three month periods there was no operating cash flow as there was no sales of our hemostatic gauze product.  During the three months ended June 30, 2011, the Company incurred general and administrative expenses of $213,000 versus $1.2 million in the prior year.   The 2011and 2010 periods included non-cash charges of $69,000 and $922,000, respectively, related to fair value accounting for compensation through the use of stock and options and both periods included a non-cash charge of $25,000 for amortization of the intellectual property rights related to the Epic technology. The principal operating expenditures in both periods was compensation of the officers and other consultants including professional fees to counsels and accountants.

The net loss of $248,000 in the three month period ended June 30, 2011 decreased $1.0 million from the prior year period principally as a result of the decrease in the non-cash compensation charges described above.

Six Months ended June 30, 2011 versus Six Months ended June 30, 2010

Since the Company terminated its BDC status, our efforts have been directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However, as a result of the FDA notice received in August 2010, the Company’s distributor temporarily halted sales of Epic’s product.  In May 2011, the distributor gave notice that it was terminating the Distribution Agreement. The Company is taking remedial actions, as necessary, to reactivate sales of our products and is evaluating an appropriate strategy in view of the notice received from our distributor.

The source of operating cash flow in 2010 was the limited sales of our hemostatic gauze product and as a result of the matters discussed above there were no sales in 2011. The operating margins of the limited sales in 2010, in the opinion of management, are not indicative of future results. During the six months ended June 30, 2011, the Company incurred general and administrative expenses of $739,000 versus $1.3 million in the prior year.   The 2011 and 2010 periods included non-cash charges of $469,000 and $922,000, respectively, related to fair value accounting for compensation through the use of stock and options and  in both periods non-cash charge of $50,000 for amortization of the intellectual property rights related to the Epic technology.  The principal operating expenditures in both periods was compensation of the officers and other consultants including professional fees to counsels and accountants.

The net loss of $812,000 in the six month period ended June 30, 2011 decreased $549,000 from the prior year period principally as a result of the decrease in  non-cash compensation charges described above.

Financial Condition, Liquidity and Capital Resources

            As of June 30, 2011, the Company had a negative working capital of $969,000 and stockholders’ deficiency of $798,000.   Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $657,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement.  While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of both of these notices. (See Note 7.)  The report of our auditors on our 2010 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at June 30, 2011 and December 31, 2010 was none and $2,000, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the six months ended June 30, 2011 was $163,000 as compared to $223,000 in the prior year period.  The decrease in the cash used in operating activities was principally the result of a reduction in the use of outside counsel to assist in the termination of our BDC status.

Investing cash flows:  In 2011, the Company paid $5,000 to protect its intellectual property rights. There was no investing cash activity in the prior year period.

Financing cash flows: Net cash generated from financing of approximated $165,000 and $336,000 in 2011 and 2010, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP of $165,000 and $68,500 in 2011 and 2010, respectively and proceeds from a private placement of $268,000 in 2010.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements.

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

As of June 30, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011 there were no changes in our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2011.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer