Form 10-Q/A
period 2011-06-30
United Health Products, Inc.
filed 2011-09-12
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Market value of shares held by non-affiliates - $5,173,028 as of August 18, 2011

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 30, 2011	December 31,2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$2,381
Prepaid and other current assets	59,908	38,017
Total current assets	59,908	40,398

Intangibles – net	304,850	350,000

TOTAL ASSETS	$364,758	$390,398

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,895	$342,597
Due to related party	175,781	175,781
Notes payable – related party	283,526	146,335
Other current liabilities	117,275	110,999
Total current liabilities	1,028,477	775,712

Liability for unissued shares	133,800	118,800

STOCKHOLDERS’ (DEFICIENCY)
Common stock, par value $.001 per share; 150,000,000
shares 80,840,394 and 80,428,215
issued and outstanding	80,840	80,428
Additional paid-in capital	4,461,166	3,943,270
Accumulated deficit	(5,339,525)	(4,527,812)
Total stockholders' (deficiency)	(797,519)	(504,114)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIENCY)	$364,758	$390,398

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011		2010

Revenues - net	$		$-	$		$35,461

Expenses
Cost of sales						16,119
Amortization of intangibles		25,000	25,000		50,000	50,000
General and administration		212,567	1,173,362		739,173	1,273,124
Total expenses		237,567	1,198,362		789,173	1,339,243
Loss from operations		(237,567)	(1,198,362)		(789,173)	(1,303,782)
Other expenses/(income)
Interest- net - principally related party		10,525	4,617		22,540	7,205
Finance costs		-	38,782			49,387
Net loss		$(248,092)	$(1,241,761)		$(811,713)	$(1,360,374)

Loss per share - basic and diluted		$(0.00)	$(0.02)		$(0.01)	$(0.02)

Weighted average shares outstanding		80,738,196	66,539,327		80,501,631	66,469,734

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

	Common Stock		Additional Paid - in		Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2010	80,428,215	$80,428	$3,943,270	$(4,527,812)	$(504,114)

Shares cancelled in connection with settlement	(2,000,000)	(2,000)	2,000		-
Issuance of common shares in
connection with:
Conversion of outstanding indebtedness to related party	862,179	862	42,246		43,108
Services	1,550,000	1,550	91,450		93,000
Issuance of stock options			382,200		382,200
Net loss for period	-	-	-	(811,713)	(811,713)
Balance – June 30, 2011	80,840,394	$80,840	$4,461,166	$($5,339,525)	$(797,519)

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

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q/A. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K, filed with SEC April 15, 2011.

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

Investing cash flows :  In 2011, the Company paid $5,000 to protect its intellectual property rights. There was no investing cash activity in the prior year period.

Financing cash flow s: Net cash generated from financing of approximated $165,000 and $336,000 in 2011 and 2010, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP of $165,000 and $68,500 in 2011 and 2010, respectively and proceeds from a private placement of $268,000 in 2010.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q/A.

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

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q/A, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2011.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer