Form 10-Q
period 2011-09-30
United Health Products, Inc.
filed 2011-11-21
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares, $.001 par value per share - 80,840,394.as of November 21, 2011

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$728	$2,381
Prepaid and other current assets	77,785	38,017
Total current assets	78,513	40,398

Intangibles – net	279,850	350,000

TOTAL ASSETS	$358,363	$390,398

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$532,469	$342,597
Due to related party	175,781	175,781
Notes payable – related party	401,525	146,335
Liability for unissued shares – related party	133,800	118,800
Other current liabilities	120,349	110,999
Total current liabilities	1,363,924	894,512

STOCKHOLDERS’ (DEFICIENCY)
Common stock, par value $.001 per share; 150,000,000
shares 80,840,394 and 80,428,215
issued and outstanding	80,840	80,428
Additional paid-in capital	4,461,166	3,943,270
Accumulated deficit	(5,547,567)	(4,527,812)
Total stockholders' (deficiency)	(1,005,561)	(504,114)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIENCY)	$358,363	$390,398

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues - net	$--	$33,610	$--	$69,071

Expenses
Cost of sales	--	40,329	--	56,448
Amortization of intangibles	25,000	25,000	75,000	75,000
General and administration	165,253	1,026,329	904,426	2,299,453
Total expenses	190,253	1,091,658	979,426	2,430,901
Loss from operations	(190,253)	(1,058,048)	(979,426)	(2,361,830)
Other expenses/(income)
Interest- net - principally related party	17,789	4,451	40,329	11,656
Finance costs	--	--	--	49,387
Net loss	$(208,042)	$(1,062,499)	$(1,019,755)	$(2,422,873)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding	80,840,394	69,844,178	80,615,793	68,058,812

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

(unaudited)

	Common Stock		Additional Paid - in		Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance - December 31, 2010	80,428,215	$80,428	$3,943,270	$(4,527,812)	$(504,114)

Shares cancelled in connection with settlement	(2,000,000)	(2,000)	2,000		-
Issuance of common shares in
connection with:
Redemption of indebtedness to related party	862,179	862	42,246		43,108
Services	1,550,000	1,550	91,450		93,000
Issuance of stock options			382,200		382,200
Net loss for period	-	-	-	(1,019,755)	(1,019,755)
Balance – September 30, 2011	80,840,394	$80,840	$4,461,166	$($5,547,567)	$(1,005,561)

See notes to condensed consolidated financial statements

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash Flows (Used in) Operating Activities
Net loss	$(1,019,755)	$(2,422,873)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	75,000	78,735
Accrued interest payable - related party	29,736	11,205
Accrued interest payable	9,350	1,360
Finance cost	--	45,652
Noncash compensation	476,450	1,691,976
Changes in operating assets and liabilities:
Accounts receivable	--	3,550
Prepaid and other current assets	(26,018)	(40,653)
Accounts payables and accrued expenses	189,872	89,959
Net Cash Used in Operating Activities	(265,365)	(541,089)
Cash Flows Used In Investing Activities
Increase in intangibles	(4,850)	--
Net Cash Used in Investing Activities	(4,850)	--
Cash Flows Provided By Financing Activities
Loans from related party	268,562	68,500
Private placement - common stock	--	492,601
Net Cash Provided by Financing Activities	268,562	561,101
Net (Decrease)/ Increase in Cash	(1,653)	20,012
Cash at Beginning of Period	2,381	8,018
Cash at End of Period	$728	$28,030

Non-cash investing and financing activities:

Issuance of common stock in connection with:
Redemption of indebtedness - related party (including related loss)	$43,108	$110,706

Common stock cancelled in connection with settlement
(at par value)	$2,000	--

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within our first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. While the Company can sell its device as a Class I device, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. In addition in May 2011, the Company received a thirty-day notice from its wholesale distributor terminating the distribution agreement based upon claimed material breach of the Company’s representations and warranties.  The Company has not responded and is evaluating new strategies for distribution of the product.  (See Note 7.)

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (15,350,000 options at September 30, 2011) is anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In June 2011, the FASB issued an update to ASC 220, Comprehensive Incomes. The update to ASC 220 establishes standards for the reporting and presentation of comprehensive income. The update will become effective for the Company as of January 1, 2012. The Company is currently evaluating the potential impact of the update on its financial position, results of operations, and cash flows.

Note 3.  Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through a wholly-owned subsidiary, Epic Wound Care, Inc. (“Epic”) pursuant to an agreement and plan of acquisition dated May 19, 2009 (“Acquisition Agreement”).  The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

On March 8, 2011, the Company and Epic entered into a global settlement and release agreement (“Settlement Agreement”) with various parties to resolve disputes relating to the Acquisition Agreement.”  The parties had differences of opinion concerning the satisfaction of certain milestones and conditions in the Acquisition Agreement in connection with the release of the escrowed shares mentioned above. The settlement provided for the release of 20 million escrowed shares to the sellers of the business and assets and the contribution of 2 million shares of the Company’s common stock to the capital of the Company (which were cancelled) to facilitate the settlement by certain non-controlling shareholders who provided investment advice to the Company on a regular periodic basis, including investment advice related to the Acquisition Agreement. As a condition to the settlement, the Board of the Directors of the Company waived certain milestones and conditions regarding the release of the escrowed shares as set forth in the Acquisition Agreement and the parties to the Settlement Agreement agreed to mutual releases and to resolve and settle any and all claims, controversies, disputes and causes of action, whether asserted or unasserted, known or unknown, real or potential, or whether in law, equity or otherwise, relating to, arising out of, or in any way concerning the Acquisition Agreement and the escrowed shares, without any admission of fault, liability or wrongdoing on the part of or on behalf of any party.

During the period prior to the settlement, although the common shares escrowed were legally issued and outstanding, for purposes of calculating earnings per share the Company considered these shares as contingent and did not include them in the calculation.

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $25,000 and $75,000 in both the 2011 and 2010 three and nine month periods, respectfully.

Note 4.  Related Party Transactions

The Company’s transactions with LeadDog Capital LP for the nine months ended September 30, 2011 was as follows:

Balance at beginning of period	$146,335
New borrowings at 16% interest rate	268,562
Interest accrued	29,736
Redemption of indebtedness by the issuance
of 862,179 shares of common stock	(43,108)
Balance at end of period	$401,525

           At September 30, 2011, notes and interest payable to related party includes unpaid interest of $35,136.   The notes are payable within one year of the origination date of the notes or under extensions through September or December 2012, in accordance with an agreement entered into in November 2011 (see Note 8).

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

In February 2011, the Board also authorized the issuance of 1 million shares to LeadDog Capital Markets LLC and 300,000 shares to another consultant for providing financial expertise to the Company.  In accordance with a consulting arrangement entered into in March 2011 for marketing services, the Company issued 250,000 shares and is additionally obligated to issue 250,000 shares of common stock in September

2011.  As a result of entering into the contract, the Company recorded non-cash compensation expense of $2,750 and $82,500 during the three and nine months ended September 30, 2011.

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

Note 7. Other Matters

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). While hemostatic gauze is a Class I device and did not require any premarket notice to the FDA in order for the Company to market these products, the Company’s notification identified substantially equivalent products in order to broaden the claims that the Company could make about its capabilities. On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. Based upon the opinion of special FDA counsel, the Company believes its hemostatic gauze is a Class I surgical device and was exempt from the premarket notification procedures which allows sales of this product. The Company is not able, at this time, to make a determination as to the continuing impact of this notice.  The Company is continuing to develop a retail marketing strategy that complies with the Class I designation to be implemented no later than the fourth quarter of 2011.  In addition in May 2011, the Company received a thirty-day notice from its wholesale distributor terminating the distribution agreement based upon claimed material breach of the Company’s representations and warranties.  In this connection, see Note 8 concerning the signing of a new limited distribution agreement with another company.

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

Note 8. Subsequent Events.

During the period October 1, 2011 through November 11, 2011, the Company borrowed an aggregate of $35,265 from LeadDog Capital LP with interest payable at 16% per year. In addition, in November 2011, LeadDog Capital LP extended the due date to September 30, 2012 on indebtedness amounting to $47,625 which was part due as of September 30, 2011. LeadDog Capital LP also extended the due date to December 31, 2012 for $58,200 that had a due date of December 12, 2011. Both extensions were done in return for a three year warrant to purchase 250,000 shares of the Company’s common stock at $.001 per share.

In October 2011, the Company entered into an agreement with a company which will provide distribution and marketing services for the Company’s gauze product.  The distributor markets to the sports related industry focusing on sports training through a trainer network, with a customer base that includes professional, collegiate, high school, youth and club teams.  The distributor has identified potential customers within its network of trainers and intends on using its sales and marketing team comprised of former professional, collegiate athletes and trainers to introduce and demonstrate the key indications of the gauze.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within our first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. While the Company can sell its device as a Class I device, the Company is not able, at this time, to make a determination as to the continuing impact of this notice. In addition in May 2011, the Company received a thirty-day notice from its wholesale distributor terminating the distribution agreement based upon claimed material breach of the Company’s representations and warranties.  The Company has not responded and is evaluating new strategies for distribution of the product. (See Note 7 to the notes to the condensed consolidated financial statements.)

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

Results of Operations

Three Months ended September 30, 2011 versus Three Months ended September 30, 2010

Since the Company terminated its BDC status, our efforts have been directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However, as a result of the FDA notice received in August 2010, the Company’s distributor temporarily halted sales of Epic’s product.  In May 2011, the distributor gave notice that it was terminating the Distribution Agreement. The Company is taking remedial actions, as necessary, to reactivate sales of our products and is evaluating an appropriate strategy in view of the notice received from our distributor.  (See Note 7 to the condensed consolidated financial statements.)

During both the 2011 and 2010 three month periods there was no operating cash flow as there was no sales of our hemostatic gauze product.  During the three months ended September 30, 2011, the Company incurred general and administrative expenses of $165,000 versus $1.0 million in the prior year.   The 2011and 2010 periods included non-cash charges of $33,000 and $795,000, respectively, related to fair value accounting for compensation through the use of stock and options and both periods included a non-cash charge of $25,000 for amortization of the intellectual property rights related to the Epic technology. The principal operating expenses in both periods was compensation of the officers and other consultants including professional fees to counsels and accountants, of which a significant portion continues to be deferred.

The net loss of $208,000 in the three month period ended September 30, 2011 decreased $854,000 from the prior year period principally as a result of the decrease in the non-cash compensation charges described above.

Nine Months ended September 30, 2011 versus Nine Months ended September 30, 2010

Since the Company terminated its BDC status, our efforts have been directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products.  Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market.  However, as a result of the FDA notice received in August 2010, the Company’s distributor temporarily halted sales of Epic’s product.  In May 2011, the distributor gave notice that it was terminating the Distribution Agreement. The Company is taking remedial actions, as necessary, to reactivate sales of our products and is evaluating an appropriate strategy in view of the notice received from our distributor. (See Note 7 to the condensed consolidated financial statements.)

The source of operating cash flow in 2010 was the limited sales of our hemostatic gauze product and as a result of the matters discussed above there were no sales in 2011.  During the nine months ended September 30, 2011, the Company incurred general and administrative expenses of $904,000 versus $2.3 million in the prior year.   The 2011 and 2010 periods included non-cash charges of $552,000 and $1.8 million, respectively, related to fair value accounting for compensation through the use of stock and options and  in both periods non-cash charge of $75,000 for amortization of the intellectual property rights related to the Epic technology.  The principal operating expenses in both periods was compensation of the officers and other consultants including professional fees to counsels and accountants which in several instances have been deferred.

The net loss of $1.0 million in the nine month period ended September 30, 2011 decreased $1.4 million from the prior year period principally as a result of the decrease in  non-cash compensation charges described above.

Financial Condition, Liquidity and Capital Resources

            As of September 30, 2011, the Company had a negative working capital of $1.2 million and stockholders’ deficiency of $1.0 million.   Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $761,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement.  While the Company, can sell its device as a Class I, the Company is not able, at this time, to make a determination as to the continuing impact of both of these notices. (See Note 7.)  The report of our auditors on our 2010 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at September 30, 2011 and December 31, 2010 was $700 and $2,000, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the nine months ended September 30, 2011 was $265,000 as compared to $541,000 in the prior year period.  The decrease in the cash used in operating activities was principally the result of a reduction in the use of outside counsel to assist in the termination of our BDC status and increased continued deferral of compensation to professionals and other service providers.

Investing cash flows:  In 2011, the Company paid $5,000 to protect its intellectual property rights. There was no investing cash activity in the prior year period.

Financing cash flows: Net cash generated from financing of approximated $269,000 and $561,000 in 2011 and 2010, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP of $269,000 and $68,500 in 2011 and 2010, respectively and proceeds from a private placement of $493,000 in 2010

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements.

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

As of September 30, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011 there were no changes in our system of internal controls over financial reporting.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at September 30, 2011, and December 31,2010 , (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and for the period from inception (May 11, 2006) to September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the period from inception (May 11, 2006) to September 30, 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this quarterly report on form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2011.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Chief Executive Officer

By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer