Form 10-K
period 2011-12-31
United Health Products, Inc.
filed 2013-06-19
CIK 1096938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

COMMISSION FILE NUMBER: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	84-1517723
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

c/o Morse & Morse, PLLC, 1400 Old Country Road, Suite 302, Westbury, NY	11590
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 487-1431

Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10 K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of the filing date of this Form 10-K, the number of shares held by non-affiliates was approximately 82,554,000 shares. The approximate market value based on the last sale (i.e. $.16 per share as of June 11, 2013) of the Company’s Common Stock was approximately $13,209,000.

The number of shares outstanding of the Registrant’s Common Stock, as of the filing date of this Form 10-K, was 96,350,140.

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

PART I

ITEM 1: BUSINESS

Company Overview

United Health Products, Inc. (“United” or the “Company”) is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. Epic Wound Care, Inc. (“Epic”), the Company’s principal operating subsidiary since June 2009, produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact which in turn aids in the process of coagulation.

Recent History of the Company

The Company was a closed-end management investment company that in February 2006 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act”). The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies. During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic, which is the Company’s primary operating platform in this industry. The Company also completed two minority equity investments in companies that are not strategic to our healthcare strategy.

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

Primary Strategy

The Company’s gauze products are designed for the wound care market and manufactured to our specifications by a manufacturing agent in China. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. The hemostatic gauze derived from regenerated oxidized/cellulose, which is all natural and designed to absorb exudate/drainage from superficial wounds and helps to control bleeding. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water. After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the product to be sold worldwide as well as establishing an international distribution network.

In August 2012, the Company’s manufacturing agent in China of its gauze products which is registered and branded in the United States under the trademark HemoStyp™, received 510(k) approval from the U.S. Food and Drug Administration (“FDA”) to be sold as a Class I device. The Company has the ability to represent to distributors and customers that its gauze products meet all FDA requirements as a Class I device. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets.

The Company’s strategy is to engage distributors to market the Company’s gauze products to the various markets. To date, the Company has established relationships with a distributor for the veterinary market and another distributor for the dental, hospital and sports market. We have also developed prototypes of first aid kits featuring our gauze products designed for nose bleeds and a separate product for superficial sounds. We have also designed a prototype for post dialysis treatment and venipuncture.

The Company is also focused on identifying additional emerging healthcare products and technologies, principally homeostatic, for strategic partnership or acquisition.

Our HemoStyp™ Gauze Products

HemoStyp™ Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp™ hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When it comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact it simply degradates to these end products, it does not cause significant delay in healing as do other hemostatic materials that may have a similar appearance. Our HemoStyp™ gauze products are sold in three different sizes for use in superficial trauma cases. It is also sold as a dental gauze and as a nasal dressing.

HemoStyp™ Hemostatic Gauze is applied by simply folding the gauze once or twice, depending on the size of the wound, and then putting it as far into the wound as possible. Putting a bandage on top of the gauze is optional and in many cases unnecessary. On smaller cuts, it may be helpful to first cut the Gauze in half before applying it to the wound. When this is done, it may not be necessary to fold it first. Since EMS work is pre-hospital, rinsing the gauze out with saline or water is not necessary. This is because after the patient reaches the hospital, a wound will be debrided and possibly reopened prior to suturing.

Sales and Marketing

Our technology is marketed as HemoStyp™ Gauze, but is also available to customers with customized private labeling. We are customer driven. We intend to distribute both nationally and internationally. We intend to service our customers through distributors, sales representatives, industry-specialized telephone support, and the Internet. Our potential customer base includes, without limitation:

• Hospitals, Clinics, and Physicians
• EMS, Fire Departments and Other First Responders
• Public Safety, Police Departments and Military
• Correctional Facilities
• Schools, Universities and Day Care Facilities
• Nursing Homes and Assisted Living Environments
• Home Care Providers
• Dental offices
• Sports Medicine Providers
• Veterinarians
• Municipalities and Government Agencies and
• Occupational and Industrial Healthcare Professionals

Our Chief Executive Officer, Dr. Phillip Forman, was invited on the “Learning Channel.” Dr. Forman has over 30 years’ experience in wound care management and was asked to share his insights on wound management and the unique properties of Hemostyp™ hemostatic gauze. Management believes that this exposure provided free publicity for the Company’s products.

On December 19, 2012, the Company announced that its hemostatic gauze was featured in the clinicians report for the second time in 2012. This report is a published scientific testimonial that features products which have met the criteria and approval of the dental community. This report is distributed to over 10,000 dental care providers. In the December issue, the Company’s HemoStyp™ was listed among the best products evaluated during 2012 with 83% of the evaluators stating that they would recommend the product. On January 22, 2013, the Company announced that its HemoStyp™ was featured in the January 2013 edition of Dentistry Today. Dentistry Today is a top dental industry report offering comprehensive coverage of the latest news and developing technologies from within the dental industry. On February 12, 2013, the Company announced that it has entered into a beta test agreement with the distinguished Ryan Network for the Company’s hemostatic gauze. Under the beta test protocol, the HemoStyp™ gauze will be indicated for patients post venipuncture to assess expedited coagulation, ease of use, patient satisfaction, and decrease prolonged coagulation due to patients’ co-morbidities and anticoagulation therapy. Ryan Network is a family of not-for-profit, federally qualified health center with multiple locations in New York City.

As a result of the Company’s publicity in the dental reports described above, the Company has received an initial order from one of the dental industry’s largest dental product distributors and we believe that these reports and the Company’s other sales efforts will generate additional interest in our gauze products.

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

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. In August 2012, our non-affiliated manufacturing agent in China had its Section 510(k) pre-market notification approved as a Class I device as described herein.

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

Environmental Matters

Our business activities are subject to extensive federal, state, and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Although the Company does not currently directly manufacture its own products, we may still be subject to existing environmental laws by way of regulatory agencies or other third party claimants. Examples of U.S. Federal environmental legislation that may have adverse effects on the Company include the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (aka CERCLA or Superfund) and the Resource Conservation and Recovery Act. By no means do we certify this list as being complete, as there are many laws and regulations that exist or that may come to pass that we cannot foresee that may also have an impact on the Company. The multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly and we determined to change our business model as a result. There are currently no pending legal proceedings with any government regulatory agencies.

EMPLOYEES

As of the filing date of this Form 10-K, we have no employees of the Company other than the services of our Chief Executive Officer, Dr. Phillip Forman. We anticipate hiring additional staff and executives as our operations increase.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

The Company seeks to protect its innovations and developments by acquiring patent and trademark protection relevant to our business where possible. The Company has trademark protection for HemoStyp®. However, if our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected. Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and may continue to lose money in the future.

For the years ended December 31, 2011, 2010 and 2009, the Company had a net loss of $(1,588,362), $(2,895,602) and $(910,007), respectively. While the Company’s hemostatic gauze products have 510(k) FDA approval from the FDA for our manufacturing agent in China to manufacture these products, we can provide no assurances that our operations will be profitable in the future.

We have limited operating history. Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.

We have limited operating history, which makes it difficult for potential investors to evaluate our business or prospective operations. Our business plan involves the potential acquisition and development of operating companies predominately in the healthcare market and is subject to all of the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties frequently encountered by companies developing markets for new products, services and technologies in which we expect to invest. We may never overcome these obstacles. In addition, our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties on behalf of our affiliate companies on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We currently have a working capital deficit and minimal cash. As result of the Company’s financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

No guarantee of market acceptance.

Our success is dependent on market acceptance of our hemostatic gauze products and any other new technology or service that we acquire or develop for our selected industry. We cannot assure you that healthcare market professionals will conclude that our technologies are useful or safe. We cannot assure you that our technology will ultimately achieve or maintain significant market acceptance among distributors, patients, physicians, or healthcare payers in general, or even that any and all necessary regulatory approvals will be obtained.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully market our hemostatic gauze products or acquire products and companies and to identify and enter into commercial arrangements with customers will depend on our ability to select and evaluate suitable opportunities to consummate transactions in an environment that is highly competitive. These realities are subject to change and may impair our ability to grow.

To market and sell our hemostatic gauze products business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

We could experience difficulties in our supply chain.

We do not maintain our own manufacturing facilities. The Company contracts a manufacturing agent in China on a non-exclusive basis, which agent has obtained 510(k) approval with the FDA for the manufacturing of the Company’s hemostatic gauze products as a Class 1 device. If the Company’s manufacturing agent in China should experience difficulties in the process of manufacturing, i.e. changes in environmental regulations, rising wages, late deliveries, shortages of components or raw materials, cash problems or excessive transport costs, there would be an adverse impact on our ability to generate revenue.

We are currently dependent on one hemostatic gauze product line to generate income.

While our goal is to develop a diversified portfolio of healthcare related products, the Company’s advanced hemostatic gauze product line is currently our only product line from which we can derive revenue. Lack of success in developing a commercial market for this product line will likely not allow us to pursue further use of this technology platform.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. We will have to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain additional key management personnel, our business may be adversely affected.

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

Potential action against the Company’s former Chief Financial Officer

The Company filed a late notice in March 2012 to indicate that it needed an additional time to file its Form 10-K for the year ended December 31, 2011. Since that date, the Company has been unable to timely file all reports required under the Securities Exchange Act of 1934, as amended. In December 2012, Jan Chason, the Company’s former Chief Financial Officer, resigned from the board. Following Mr. Chason’s resignation, the Company had a forensic accountant look into the Company’s books and records and to determine whether or not all transactions authorized by Mr. Chason that have been reported in our financial statements and notes thereto under generally accepted accounting principles were properly authorized by the board. While the Company has filed this Form 10-K and is currently seeking to file as swiftly as possible all Exchange Act reports that are delinquent, the filing of such reports by the Company does not mean that the Company has concluded that all financial statements and the results contained therein were the result of transactions authorized by the board. Accordingly, the Company reserves the right to take all appropriate action against Mr. Chason to the extent he entered into transactions, issued securities or paid out monies that were not properly authorized by the board.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been an illiquid trading market for our common stock in the Over-the-Counter Market. We cannot predict how liquid the market for our common stock might become in the future.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any properties at this time and it is utilizing the offices of its securities counsel, Morse & Morse, PLLC, on a temporary basis at its principal executive office location for SEC reporting purposes. As the Company’s financial condition permits, the Company will seek to obtain a permanent leased facility in the New York Metropolitan area.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

The common shares of the Company trade on the Over-the-Counter Market under the symbol UEEC. There has been only limited, sporadic trading activity to date. The following table sets forth the high and low sale price of the common stock on a quarterly basis for the periods presented.

	High	Low
For Year Ended 2010
First Quarter	$0.35	$0.15
Second Quarter	0.18	0.12
Third Quarter	0.15	0.09
Fourth Quarter	0.29	0.07

For Year Ended 2011
First Quarter	$0.14	$0.04
Second Quarter	0.09	0.03
Third Quarter	0.07	0.03
Fourth Quarter	0.04	0.03

(b) Holders

As of the filing date of this Form 10-K, there were approximately 250 holders of record of our issued and outstanding 96,350,140 shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the period January 1, 2011 through December 31, 2011, there were no issuances of the Company’s unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2011	Common Stock	862,179 Shares	Conversion of $43,109 of principal and interest; no commission paid	Section 3(a)(9)	(1)
02/2011	Common Stock Options	4,900,000 Options	Non-cash compensation charges of $220,686; no commissions paid	Section 4(2)	Five-year options exercisable at $.06 per share
02/2011	Common Stock Options	2,350,000 Options	Non-cash compensation charges of $326,525; no commissions paid	Section 4(2)	Five-year options exercisable at $.06 per share
11/2011	Common Stock Options	2,125,000 Options	Non-cash compensation charges of $95,705; no commissions paid	Section 4(2)	Five-year options exercisable at $.06 per share
2011	Common Stock	550,000 Shares	Non-cash compensation expense of $94,000; no commissions paid	Section 4(2)	Not applicable
2011	Common Stock	1,000,000 Shares	Extending due date of Notes; no commissions paid	Section 4(2)	Not applicable
11/2011	Common Stock Warrants	250,000 Warrants	Non-cash compensation expense of $9,765; no commissions paid	Section 4(2)	Three-year warrants exercisable at $.03 per share
__________
(1)	In February and March 2011, the Company redeemed $43,109 of indebtedness, including interest, to LeadDog Capital LP for 862,179 shares of common stock.

During the period January 1, 2011 through December 31, 2011, there were repurchases of the Company’s unregistered securities, except as follows:

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

Current Economic Environment

The U.S. economy is currently in a recession. The generally economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the Company. As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our hemostatic gauze products.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA for our hemostatic gauze products to be sold as a Class I product.

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. The report of our auditors on our financial statements for the year ended December 31, 2011 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2011 versus year ended December 31, 2010

Prior to December 31, 2009, the Company made considerable efforts to carry out its business plan as a Business Development Company.  These efforts included both business development and financing activities.  Subsequent to 2009, our efforts were directed towards developing the infrastructure to pursue sales for our Epic products and obtaining appropriate government approvals related to these products. Epic’s principal distributor during the 2010 period continued to develop its customer base for the Epic gauze product designed for the wound care market. However, as a result of the FDA notice received in August 2010, the Company’s distributor halted sales of Epic’s products, which hemostatic gauze products could not be sold as a Class III device.

During 2011, the Company had no revenues for the reasons described above as compared to $69,071 for fiscal 2010. Total operating expenses for 2011 were $1,317,409 as compared to $2,703,540 for the comparable period of the prior year. Our 2011 net loss was $1,588,362 as compared to $2,895,602 for the comparable period of the prior year. The reduction in operating expenses and net loss were the direct result of the Company reducing its operating costs as a result of the FDA sending Epic a notice that the application to market the Company’s hemostatic gauze as a Class III device was insufficient for the FDA to make a determination as to the merits of the Class II device application.

During the year ended December 31, 2010, the Company incurred general and administrative expenses of $2.5 million. The principal expenses incurred were related to expanding the distribution base for Epic as well as restructuring the Company to end its BDC status.  The 2010 period included non-cash charges of $1.8 million related to stock compensation and amortization of the intellectual property rights related to the Epic technology. The non-cash compensation charges related to fair value accounting for compensation through the use of stock and options. Other expenses in the 2010 period include charges of $180,000 related to an impairment loss on an investment and issuance of common stock to settle obligations principally due to a related party,

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications and our Chief Executive Officer has been on the Learning Channel to discuss our hemostatic gauze products. We have obtained interest from distributors to sell our hemostatic gauze products to the dental and veterinarian markets. Management believes that operating periods during the last nine months of 2013 should begin to see the recommencement of sales.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, the Company had a negative working capital of $1.8 million and stockholders’ deficiency of $1.5 million.  Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed funds principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the halt to sales by our distributor. The report of our auditors on our 2010 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at December 31, 2011 and December 31, 2010 was $226 and $2,381, respectively.

During fiscal 2011 and fiscal 2010, the Company had net cash used in operating activities of $(284,319) and $691,938, respectively. Fiscal 2011 and 2010 include increased stock based compensation of $562,886 and $1,741,975, respectively. Cash flow from financing activities in fiscal 2011 and fiscal 2010 resulted in cash being provided of $282,164 and $686,301, respectively. During fiscal 2011 and 2010, the Company received $282,164 and $118,700, respectively, as proceeds from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements.

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

In 2010, revenues were attributable to the sale of medical products through distributor agreements. The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor’s gross profit on special orders. The balance of the manufactured cost is due from the distributor at the time of shipment. The Company was also entitled to an agreed percentage of the distributor’s profit on receipt by the distributor. The Company deferred all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company’s portion of distributor’s profit at the time of shipment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
United Health Products, Inc.

We have audited the accompanying consolidated balance sheets of United Health Products, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the two year period ended December 31, 2011. United Health Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ deficit and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that United Health Products, Inc. will continue as a going concern.  As more fully described in the notes to the financial statements, the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset, New Jersey
June 15, 2013

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets
December 31,

	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$226	$2,381
Prepaid Expenses and Other Current Assets	-	38,017

Total Current Assets	226	40,398

Other Assets
Intangible Assets, Net	250,000	350,000

TOTAL ASSETS	$250,226	$390,398

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$705,856	$342,597
Due to related party	345,023	175,781
Liabiliy for unissued shares	202,692	118,800
Notes payable - related parties	409,398	146,335
Notes payable and accrued interest	111,709	110,999

Total current liabilities	1,774,678	894,512

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 80,840,394 and 80,428,215 Shares Issued and
Outstanding at December 31, 2011 and 2010, respectively	80,840	80,428
Additional Paid-In Capital	4,510,882	3,943,270
Accumulated Deficit	(6,116,174)	(4,527,812)

Total Stockholders' Deficiency	(1,524,452)	(504,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$250,226	$390,398

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations
For the Years Ended December 31,

	2011	2010

Revenues	$-	$69,071

Operating Costs and Expenses
Cost of Sales	-	56,447
Amortization of Intangibles	100,000	100,000
Selling, general and administrative expenses	1,217,409	2,547,093

Total Operating Expenses	1,317,409	2,703,540

Loss from Operations	(1,317,409)	(2,634,469)

Other expenses
Interest Expense, Net	270,953	81,133
Loss on investments in affiliates	-	180,000

Net Loss	$(1,588,362)	$(2,895,602)

Net Loss per common share:
Basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding	80,850,378	50,958,334

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the Years Ended December 31, 2011 and 2010

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2010	66,124,315	$66,124	$1,615,481	$(1,632,210)	$49,395

Issuance of Common Stock in connection with
conversion of indebtedness to related party	738,044	738	109,969		110,707

Issuance of Common Stock in connection with services	9,300,100	9,300	1,070,700		1,080,000

Issuance of Common Stock in connection with financing	400,000	400	79,700		80,100

Issuance of Common Stock in connection with board services	250,000	250	37,250		37,500

Issurance of Common Stock in connection
with private placement, net of expenses	3,484,115	3,484	489,217		492,701

Issuance of Common Stock in connection with convertible loans	131,641	132	35,278		35,410

Issuance of stock options			505,675		505,675

Net Loss				(2,895,602)	(2,895,602)

Balance at December 31, 2010	80,428,215	80,428	3,943,270	(4,527,812)	(504,114)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	862,179	862	42,247		43,109

Issuance of Common Stock in connectionwith services	1,550,000	1,550	92,450		94,000

Forfeited stock in connection with global settlement	(2,000,000)	(2,000)			(2,000)

Issuance of stock options			423,150		423,150

Issuance of warrants			9,765		9,765

Net Loss				(1,588,362)	(1,588,362)

Balance at December 31, 2011	80,840,394	$80,840	$4,510,882	$(6,116,174)	$(1,524,452)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(1,588,362)	$(2,895,602)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	100,000	100,000
Interest accrued	230,116	83,561
Loss on investments in affiliates	750	180,000
Issuance of Stock Based Compensation	562,886	1,741,975
Issuance of Warrants	9,765	-
Changes in assets and liabilities:
Accounts Receivable	-	3,550
Prepaid Expenses	37,267	(38,017)
Accounts Payable and Accrued Expenses	363,259	132,595

Net Cash Used In Operating Activities	(284,319)	(691,938)

Cash Flows from Financing Activities:
Proceeds from private placement - common stock	-	492,601
Proceeds from Notes Payable	-	75,000
Proceeds from Related Parties	282,164	118,700

Net Cash Provided By Financing Activities	282,164	686,301

(Decrease) Increase in Cash and Cash Equivalents	(2,155)	(5,637)
Cash and Cash Equivalents - Beginning of Year	2,381	8,018

CASH AND CASH EQUIVALENTS - END OF YEAR	$226	$2,381

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$43,109	$110,707

See notes to consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities which is commonly known as the asset and liability method. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities.

As of December 31, 2011, the Company has approximately $5.2 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Revenues are attributable to the sale of medical products through distributor agreements.The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor’s gross profit on special orders. The balance of the manufactured cost is due from the distributor at the time of shipment. The Company is also entitled to an agreed percentage of the distributor’s profit on receipt by the distributor. The Company defers all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company’s portion of distributor’s profit at the time of shipment.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (13,850,000 options and 1,698,378 warrants at December 31, 2011) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $100,000 in both 2011 and 2010.

Note 4.  Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

	Year Ended December 31,
	2011		2010
Balance at beginning of period	$146,335		$87,600
New borrowings at 16% interest rate	314,429		118,700
Interest accrued	44,102		10,135
Amortization of loan discount	-		3,700
Redemption of indebtedness by the issuance	(95,468	)*	(73,800)
of 862,179 shares of common stock
Repayment	-		-
Balance at end of period	$409,398		$146,335

*$33,284 of this amount was an offset for payments made to another related party for expense UHP paid on their behalf.

At December 31, 2011 and 2010, notes and interest payable to related party includes unpaid interest of $44,734 and $12,022, respectively. In 2011, the Board authorized the issuance of 1,000,000 shares to LeadDog Capital Markets LLC to extend the maturity dates of the outstanding loans to December 2012. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. These notes were not paid on December 31, 2012 and no demand has been made for payment.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

In November 2011, Company issued a warrant to purchase 250,000 shares to LeadDog Capital LP for consideration given in extending the due dates of the notes payable. As of the time of issuance, the Company recorded non-cash compensation charges of $9,765. The warrants, exercisable at $.001 per share, have a term of 3 years. The fair value of option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	3 years
Risk-free rate	.39%

Note 5.  Issuances of Common Stock

In February 2011, the Board of Directors awarded compensation in the form of options to purchase 4,900,000 shares of common stock to Board members for past services as well as for current Board service. In addition, the Board awarded a consultant additional compensation in the form of options to purchase 2,350,000 shares of common stock. As of the time of issuance, the Company recorded non-cash compensation charges of $326,525. The options, exercisable at $.06 per share, have a term of 5 years. In December 2011, the Board of Directors awarded compensation in the form of options to purchase 2,125,000 shares of common stock to Board members for past services as well as for current Board service. As of the time of issuance, the Company recorded non-cash compensation charges of $95,705. The options, exercisable at $.06 per share, have a term of 5 years. The fair values of both sets of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	5 years
Risk-free rate	2.2 1%

In February 2011, the Board authorized the issuance of 300,000 shares to another consultant for providing financial expertise to the Company. In accordance with a consulting arrangement entered into in March 2011 for marketing services, the Company is obligated to issue 500,000 shares of common stock. The Company later cancelled the agreement and was only obligated to issue 250,000 shares of common stock. The Company recorded non-cash compensation expense of $94,000.

In February and March 2011, Company redeemed $43,109 of indebtedness including interest to LeadDog Capital LP for 862,179 shares of common stock. The fair value of the common stock approximated the carry amount of the indebtedness at the time of the offer to convert.

Note 6.  Fair Value Measurements

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

Note 7.  Other Matters

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). While hemostatic gauze is a Class I device and did not require any premarket notice to the FDA in order for the Company to market these products, the Company’s notification identified substantially equivalent products in order to broaden the claims that the Company could make about its capabilities. On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. See “Note 9 - Subsequent Events .”

Epic entered into a corporate sponsorship agreement with American Diabetes Association (the “ADA”) on July 29, 2010 that was to become effective on November 1, 2010. This agreement enables Epic to act as a sponsor of the ADA’s programs and utilizes the ADA’s trademarks and logos in association with Epic’s products, as approved by the ADA. The agreement has a three-year term expiring October 31, 2013, subject to a mutual option to renew. The annual cost of the agreement is $400,000. The Company and the ADA have informally agreed to defer the implementation date of this agreement due to the matter discussed in the paragraph above and until the Company obtains additional financing.

Note 8.  Promissory Note

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

The amounts due to affiliates of $175,781 at December 31, 2011 and 2010 represent funds advanced by and expenses paid by Enterprise Partners, LLC (an affiliate of Enterprise) for the Company in prior years. The monies owed to Enterprise Partners of $175,781 were transferred to Beplate & Associates.

Beplate & Associates (and its transferees), which were owed $175,781 as of March 31,2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, were required to automatically convert the principal and accrued interest thereon on March 31, 2012. These shares have not been issued and the amount owed is included in liability for unissued shares at December 31, 2011.

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction. Included in notes payable was an additional $35,386 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of December 31, 2011, the Company has not paid the aforementioned past due indebtedness totaling $111,709.

Note 9.  Subsequent Events.

In August 2012, the Company’s manufacturing agent in China of its gauze products which is registered and branded in the United States under the trademark HemoStyp™, received 510(k) approval from the U.S. Food and Drug Administration (“FDA”) to be sold as a Class I device. The Company has the ability to represent to distributors and customers that its gauze products meet all FDA requirements as a Class I device. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets.

During 2012, the Company borrowed an aggregate of $1,987 from LeadDog Capital LP with interest payable at 16% per year and due dates six months after issuance.

During 2012, the Company converts some of the notes payable to LeadDog Capital LP for 1,500,000 shares of common stock.

On December 10, 2012, the Company entered into a Resignation Agreement with Jan E. Chason. Pursuant to said agreement, Mr. Chason agreed to release the Company from all monies owed to him, except for $50,000 which shall be paid to him without interest or deduction therefrom on December 11, 2013. Mr. Chason, who owned 1,000,000 shares of Common Stock at the time of his execution of said agreement, received an additional 500,000 shares of restricted Common Stock for a total of 1,500,000 shares, subject to a 9-month lockup through September 11, 2013. As part of the consideration for this transaction, Mr. Chason also agreed to cancel any outstanding warrants or options owned by him.

On December 11, 2012, Mr. Wiechnik resigned from the Board of Directors and agreed to cancel any outstanding options or warrants in exchange for the issuance of 500,000 shares of restricted Common Stock, subject to a 9-month lock-up through September 11, 2013. Mr. Wiechnik also agreed to cancel any outstanding consulting fees, director compensation and/or expenses owed to him as of the execution date of said agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2012, Rosenberg Rich Baker Berman & Company (“RRBB”) notified the Company that RRBB resigned as our independent registered public accounting firm. The Company intended to file a Form 8-K when another public accounting firm is selected.

RRBB’s reports on the financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or auditing principles, except the reports included an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the two fiscal years ended mentioned above and through the interim periods that the firm reviewed in 2011, there were no disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

On April 3, 2013, the Company rehired RRBB to continue to serve as the independent accounting firm of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of December 31, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (“GAAP”) and tax accounting expertise. Also, the Company did not timely file its reports or Form 10-K with the SEC for the year ended December 31, 2011. These control deficiencies did not result in audit adjustments to the Company’s 2011 annual or interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the quarter ended December 31, 2011.

ITEM 9B. OTHER INFORMATION

Potential Legal Action(s) by the Company

Prior to the filing of this report with the Securities and Exchange Commission, an accounting firm hired by the Company completed a review of certain transactions, the results of which are still being reviewed both internally and externally, to determine a course of action(s), if any, by the Company and the costs associated with such action(s). No assurances can be given that legal action(s), if any, by the Company against any party would have a favorable outcome by the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

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

On June 1, 2011, Board of Directors elected Sherman Lazrus – former Deputy Assistant Secretary of Defense; Dr. John Capotorto and Dr. Rodney P. Leibowitz to serve as members of the Board until their successors are duly elected and qualify. As of June 1, 2011, continuing to serve on the Board were Dr. Phillip Forman, Chairman and Chief Executive Officer, Jan E. Chason who also then served as Chief Financial Officer and Michael Wiechnik and Richard P. Rifenburgh.

On February 29, 2012, Rodney P. Leibowitz, D.D.S. resigned as a member of the Board of Directors. On June 14, 2012, Sherman Lazrus, resigned as a member of our Board of Directors. His resignation was the result of disagreement over policy and operational matters. On September 5, 2012, Richard P. Rifenburg resigned as a member of the Board of Directors. On December 11, 2012, Jan E. Chason resigned as an officer and director of the Company. On the same date, Michael Wiechnik resigned as a member of the Board of Directors. On December 19, 2012, the Company elected Nate Knight to the Board of Directors. Mr. Knight joined Drs. Forman and Capotorto as continuing members of the Board of Directors. On May 21, 2013, Dr. Forman was elected acting Chief Financial Officer to serve until a permanent replacement is hired.

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Dr. Phillip Forman	54	Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the Board
Dr. John Capotorto	54	Director
Nate Knight	64	Director

Our directors hold office for one- year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Phillip Forman, DPM, Chairman of the Board, Chief Executive Officer and President of the Company since February 23, 2011 and acting Chief Financial Officer of the Company since May 21, 2013, served as an executive officer of The Center for Wound Healing, Inc. ("CFWH") from 2001 through 2012, a leading manager of comprehensive wound care treatment centers that offer hyperbaric oxygen therapy as well as traditional wound care treatment modalities. Prior to Dr. Forman's service with CFWH, he was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the Chief Executive Officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, Dr. Forman served as the co-medical director of the Staten Island University Hospital diabetic Treatment Center. Dr. Forman received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending and he has lectured both nationally and internationally on advanced wound care and hyperbaric medicine. In addition, Dr. Forman has extensively participated in numerous wound care clinical trials involving diabetic foot infections, novel antibiotics, and new biopharmaceuticals for problem and non-healing wounds of the lower extremities. Management believes that the foregoing experience of Dr. Forman make him an ideal candidate to continue to serve on our Board of Directors.

John V. Capotorto, MD, MBA, a director of the Company since June 1, 2011, has served since 2001 as the Chief Medical Officer and Compliance Director for The Center for Wound Healing, Inc. and the President of the American Association of Wound Care Management. Dr. Capotorto has been an attending physician in Adult and Pediatric Endocrinology and clinical assistant professor at State University of New York Health Science Center at Brooklyn. His board certifications have included Internal Medicine, Pediatrics, Adult and Pediatric Endocrinology and Metabolism and is accredited in hyperbaric medicine. Additionally, he has been the Medical Director of the Diabetes Treatment Center at Staten Island University Hospital and has extensive experience in both wound care and hyperbaric medicine. . Management believes that the foregoing experience of Dr. Capotorto make him an ideal candidate to continue to serve on our Board of Director as an independent director.

Nate Knight, a director of the Company since December 2012, brings to the Company years of business experience and knowledge of the Company’s HemoStyp™ product. Mr. Knight was a principal in Med Spring, Inc., the Company that originally developed the HemoStyp™ gauze products prior to the Company’s acquisition of the rights to same. Mr. Knight has been a public accountant for over 30 years and has owned and operated his own accounting business. Mr. Knight previously held a Series 7 license and since February 2012, he has been employed by an internal auditor with Prime Alliance Bank. Between 2004 and 2010, Mr. Knight served as Chief Financial Officer of MedSpring Group Inc., a privately owned medical device company. Mr. Knight with his extensive accounting experience and particular knowledge of the Company’s HemoStyp™ product line as well as its potential applications, makes his an ideal candidate to continue to serve on our Board of Directors as an independent director.

Directors’ and Officers’ Liability Insurance

We are currently looking to obtain directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also would insure us against losses which we may incur in indemnifying our officers and directors. In addition, we may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures relating to corporate governance; and management and director succession planning.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

 Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board, Dr. Forman, presides at all meetings of the Board. Currently, the offices of President (who serves as Chairman of the Board, Chief Executive Officer and President) are not separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely is in the best interests of the Company.

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

Committees

In the past, the Board of Directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. However, with all the changes occurring in the Board of Directors since the beginning of 2011, the Company has no current committees in place as of the filing date of this Form 10-K. The Company intends in the future to expand the Board and to form audit, compensation and nominating committees consisting of one or more independent directors. As of the filing date of this Form 10-K, while the Board of Directors has no committees, John Capotorto and Nate Knight are each independent directors of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Knight would also be deemed to be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review we believe that, during fiscal 2011, all our current officers and directors were late in complying or did not comply with the applicable filing requirements and that former directors may not complied with the applicable filing requirements. Dr. Phillip Forman, who did not file a Form 3 or Form 4 for the events that occurred in 2011, intends to correct this oversight immediately.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to United Health Products, Inc. Board of Directors, c/o our securities counsel, Morse & Morse, PLLC, 1400 Old Country Road, Suite 302, Westbury, NY 11590. Our securities counsel will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, and illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate. The Chairman of the Board has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2011 and 2010 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2011; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2011 with compensation during fiscal year ended 2011 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2011.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Award ($)(8)	Options Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Dr. Phillip Forman	2011	210,000	$-0-	-0-	$90,076	$-0-	$-0-	$-0-	$300,076
Chief Executive Officer(4)	2010	60,000	-0-	220,000	84,750	-0-	-0-	-0-	364,750

Kelly Hickel	2011	30,000	-0-	15,000	90,076	-0-	-0-	-0-	105,076
Former CEO (5)	2010	120,000	-0-	370,000	14,125	-0-	-0-	-0-	504,125

Jan Chason	2011	130,000	-0-	-0-	67,557	-0-	-0-	-0-	117,557
Former CFO (6)	2010	70,000	-0-	110,000	10,000	-0-	-0-	-0-	180,000
____________
(1)
FAS 123R requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Includes accrued compensation of $260,000 as of December 31, 2011.

(5)	Includes compensation paid to his affiliated entity, FSR, Inc.

(6)
Includes compensation paid to his affiliate entity, JEC Consulting Inc. Of the $130,000 paid to Mr. Chason in 2011, $80,000 was actually received by him and $50,000 represents the amount of a settlement agreement entered into in 2012 for monies owed to him and payable in December 2013.

(7)
2011 option expense for Dr. Forman and Mr. Hickel of $90,076 is for 2,000,000 options, exercisable at $.06 per share. The option expense of $67,557 for Mr. Chason was for 1,500,000 options, exercisable at $.15 per share. The aforementioned options all have a term of five years. However, Mr. Chason agreed to terminate his options in December 2012 as part of his settlement agreement with the Company. In 2010, the option expense from Mr. Forman of $84,750 was for 750,000 options, exercisable at $.15 per share over a term of five years. The $110,000 option expense in 2010 for Jan Chason is based upon options to purchase 1,500,000 shares, exercisable at $.15 per share over a term of five years. The option expense for Mr. Hickel in 2010 is based upon options to purchase 125,000 shares granted to FSR, Inc. at $.15 per share over a term of five years.

(8)
Dr. Forman received 2,000,000 shares and zero shares of restricted Common Stock for 2010 and 2011, respectively. Mr. Hickel received 3,000,000 shares and zero shares of restricted Common Stock for 2010 and 2011, respectively. Mr. Chason received 1,000,000 shares and zero shares of restricted Common Stock for 2010 and 2011, respectively. However, in 2012, Mr. Hickel received 250,000 shares and Mr. Chason received 500,000 shares of Common Stock, which shares are not reflected in the table above.

For a description of the material terms of each named executive officers’ employment arrangements, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled “Employment Arrangements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2011 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Employment Arrangement

Since fiscal 2011, Dr. Forman is receiving an accrued salary of $5,000 per month. The Company expects to enter into an employment contract with Dr. Forman at such time as the Company gets current with its SEC filings under the Exchange Act of 1934, as amended, and obtains additional financing.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Jan Chason	2,000,000	-0-	-0-	0.15	2016	-0-	N/A	-0-	N/A
Phillip Forman	750,000	-0-	-0-	0.15	2016	-0-	N/A	-0-	N/A
Kelly Hickel	125,000	-0-	-0-	0.15	2016	-0-	N/A	-0-	N/A
Jan Chason	1,500,000	-0-	-0-	0.06	2015	-0-	N/A	-0-	N/A
Kelly Hickel	2,000,000	-0-	-0-	0.06	2015	-0-	N/A	-0-	N/A
Phillip Forman	2,000,000	-0-	-0-	0.06	2015	-0-	N/A	-0-	N/A

N/A – Not applicable.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. No cash fees have been paid to board members for serving on the board. The Company has rewarded its directors with restricted shares and/or options.

Rodney P. Liebowitz, who served on the board of directors between June 30, 2011 and February 29, 2012, was issued 2,000,000 shares of Common Stock in September 2010. Mr. Lazrus, who served on the board of directors from June 2011 through 2012, did not receive any shares or options in the Company in 2010 or 2011. Dr. John Capotorto, who has served on the board of directors of the Company since June 2011 and Nate Knight, who has served on the board of directors since December 2012, have not received any options or shares of Common Stock of the Company since 2010. Richard Rifenburgh, who resigned from the board of directors in September 2012, did not receive any shares of restricted Common Stock. However, he was granted in fiscal 2010 and fiscal 2011, 500,000 options and 700,000 options, respectively. Michael Wiechnik did not receive any restricted shares of the Company’s Common Stock in 2010 or 2011. However, he received 500,000 restricted shares in 2012 as part of his resignation from the Board. Mr. Wiechnik also received in 2010 and 2011, options to purchase 500,000 shares and 700,000 shares, respectively.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2011 Compensation

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2011.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Rodney P. Liebowitz	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

John Capotorto	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Richard Rifenburgh	$-0-	$-0-	$31,527	$-0-	$-0-	$-0-	$31,527

Michael Wiechnik	$-0-	$-0-	$31,527	$-0-	$-0-	$-0-	$31,527

Sherman Lazrus	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)
FAS 123R requires the company to determine the overall full grant date fair market value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option. For a description FAS 123 R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-SB/A.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of,the filing date of this Form 10-K, the Company had outstanding 96,350,140 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage

Dr. Phillip Forman (2)	4,840,000	4.9
Dr. John Capotorto	-0-	-0-
Nate Knight	-0-	-0-
All directors and officers as a group (three persons) (2)	4,840,000	4.9
______________
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o Morse & Morse, PLLC, 1400 Old Country Road, Suite 302, Westbury, NY 11590.

(2)	Includes 2,090,000 shares and options/warrants to purchase 2,750,000 shares.

Securities Authorized for Issuance under Equity Compensation Plans.

On February 23, 2011, the Board of Directors approved, subject to stockholder approval, the 2011 Employee Director and Consultant Incentive Plan. There are 6,000,000 shares reserved for issuance under the Plan. Since stockholder approval of this Plan was not obtained, the Plan was cancelled. In addition, the Company also granted outside of the Plan, 11,725,000 options to directors and consultants that expire in 2015 and 2016. As described under Item 13, Jan Chason, who had 3,500,000 options granted and Michael Wiechnik who had 700,000 options issued, agreed to cancel their options in December 2012.

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

In February and March 2011, the Company redeemed $43,109 of indebtedness, including interest, to LeadDog Capital LLP for 862,179 shares of common stock.

In February 2011, the Company awarded options to purchase an aggregate of 7,250,000 shares of the Company’s common stock at $0.06 per share to the Officers, Directors and a consultant.

In February 2011, the Board authorized the issuance of 300,000 shares to a consultant for providing financial expertise to the Company. In March 2011, the Company engaged a marketing company to as provide marketing and branding services in order to increase distribution of the Company’s products. The agreement was for 12 months automatically renewable for 12 months and provides for monthly payments of $5,000. Additional consideration includes 500,000 shares of common stock of which half was paid on closing and the balance is due after 6 months. The Company also agreed to pay commissions on sales directly attributed to the services of the marketing company. The Company later cancelled this agreement and was only obligated to issue 250,000 shares of Common Stock. The Company recorded non-cash compensation expense of $94,000.

During the period January 1 through April 11, 2011, the Company borrowed $100,000 from LeadDog Capital LP with interest payable at 16% per year and due dates six months after issuance. During the February and March 2011, LeadDog Capital LP converted $43,000 of the indebtedness to it for 862,179 shares of the Company’s common stock.

On April 6, 2011, the Company issued 1,000,000 shares of its Common Stock to LeadDog Capital. In November 2011, the Company issued a warrant to purchase 250,000 shares. The consideration issued to LeadDog was extending the due date of the notes payable. The warrants are exercisable at $.001 per share and have a term of three years.

As of January 1, 2010, the Company owed LeadDog Capital LP $87,600. During 2010, the Company recorded on its books and records new borrowings of $118,700, accrued interest of $10,135, amortization of loan discount of $3,700 and redemption of indebtedness of $73,800 resulting in a balance owed at December 31, 2010 of $146,335. During 2011, the Company recorded on its books and records new borrowings of $314,429, interest accrued of $44,102 and redemption of indebtedness of the issuance of 862,179 shares of Common Stock, resulting in an amount owed at December 31, 2011 of $409,398. See “Note 4 in the Notes to Financial Statements.”

Between February and March, 2012, the Company issued to Kelly T. Hickel 250,000 shares and to Roman Felix 100,000 shares for services rendered and to LeadDog Capital 2,453,739 shares in exchange for the conversion of principal and accrued interest of approximately $50,000.

On December 10, 2012, the Company entered into a Resignation Agreement with Jan E. Chason. Pursuant to said agreement, Mr. Chason agreed to release the Company from all monies owed to him, except for $50,000 which shall be paid to him without interest or deduction therefrom on December 11, 2013. Mr. Chason, who owned 1,000,000 shares of Common Stock at the time of his execution of said agreement, received an additional 500,000 shares of restricted Common Stock for a total of 1,500,000 shares, subject to a 9-month lockup through September 11, 2013. As part of the consideration for this transaction, Mr. Chason also agreed to cancel any outstanding warrants or options owned by him.

On December 11, 2012, Mr. Wiechnik resigned from the Board of Directors and agreed to cancel any outstanding options or warrants in exchange for the issuance of 500,000 shares of restricted Common Stock, subject to a 9-month lock-up through September 11, 2013. Mr. Wiechnik also agreed to cancel any outstanding consulting fees, director compensation and/or expenses owed to him as of the execution date of said agreement.

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

The amounts due to affiliates of $175,781 at December 31, 2010 and 2009 represent funds advanced by and expenses paid by Enterprise Partners, LLC (an affiliate of Enterprise) for the Company in prior years. The monies owed to Enterprise Partners of $175,781 was transferred to Beplate & Associates.

Beplate & Associates (and its transferees), which was owed $175,781 as of November 30, 2011 plus accrued interest of $175,399.20, or a total of approximately $351,180, was to automatically convert the principal and accrued interest thereon on March 31, 2012 into 11,706,007 shares. However, the issuance of these 11,706,007 shares did not take place until June 2013.

Issuances of Common Stock - 2010

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

Stock Options and Warrants – 2010/2009

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

Agreement with American Diabetes Association

Epic entered into a corporate sponsorship agreement with American Diabetes Association (the “ADA”) on July 29, 2010 that was to become effective on November 1, 2010. This agreement enables Epic to act as a sponsor of the ADA’s programs and utilizes the ADA’s trademarks and logos in association with Epic’s products, as approved by the ADA. The agreement has a three-year term expiring October 31, 2013, subject to a mutual option to renew. The annual cost of the agreement is $400,000. The Company and the ADA have informally agreed to defer the implementation date of this agreement until the Company’s manufacturing agent obtained 510(k) approval to sell Epic’s products as a Class I device and until the Company obtained additional financing. After the filing date of this Form 10-K, the Company intends to revisit this agreement with the ADA to see if it should be implemented, modified or cancelled.

Director Independence

John Capotorto and Nate Knight are deemed by management to be independent directors of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our independent registered accountants and the following table sets forth the fees billed by then for fiscal 2011 and 2010 for the categories of services indicated.

	Year Ended December 31,
	2010	2011

Audit fees	$25,000	$33,500
Audit-related fees	15,000	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements The financial statements required by Item 8 are submitted in a separate section of this report, beginning Page F-1, incorporated herein and made a part hereof.

(2)
Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

21	Subsidiaries of the Registrant*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32	Section 1350 Certificate by Chief Executive Officer and Chief Financial Officer*

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)
___________________
* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2013	By:	/s/ Phillip Forman
Dr. Phillip Forman
Principal Executive Officer, Acting
Principal Financial Officer, President and Chairman of the Board

Dated: June 19, 2013	By:	/s/ John Capotorto
Dr. John Capotorto
Director

Dated: June 19, 2013	By:	/s/ Nate Knight
Nate Knight
Director