Form 10-Q
period 2012-03-31
United Health Products, Inc.
filed 2013-06-19
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Suite 302 Westbury, NY	11021
(Address of Company’s principal executive offices)	(Zip Code)

(516) 487-1431
 (Company’s telephone number, including area code)

_____________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the filing date of this Form 10-Q, the registrant had a total of 96,350,140 shares of Common Stock outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash and Cash Equivalents	$144	$226

Total Current Assets	144	226

Other Assets
Intangible Assets, Net	225,000	250,000

TOTAL ASSETS	$225,144	$250,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$724,477	$705,856
Due to related party	-	345,023
Liability for unissued shares	496,723	202,692
Notes payable - related parties	405,120	409,398
Notes payable and accrued interest	114,758	111,709

Total current liabilities	1,741,078	1,774,678

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 83,644,133 and 80,840,394 Shares Issued and
Outstanding at March 31, 2012 and December 31, 2011, respectively	83,644	80,840
Additional Paid-In Capital	4,584,553	4,510,882
Accumulated Deficit	(6,184,131)	(6,116,174)

Total Stockholders' Deficiency	(1,515,934)	(1,524,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$225,144	$250,226

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
For the Three Ended March 31,

	2012	2011

Revenues	$-	$-

Operating Costs and Expenses
Cost of Sales	-	-
Amortization of Intangibles	25,000	25,000
Selling, general and administrative expenses	20,203	526,606

Total Operating Expenses	45,203	551,606

Loss from Operations	(45,203)	(551,606)

Other expenses
Interest Expense, Net	22,754	12,015

Net Loss	$(67,957)	$(563,621)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	82,209,553	80,262,438

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Stockholders' Deficiency
For the Three Months Ended March 31, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	80,840,394	$80,840	$4,510,882	$(6,116,174)	$(1,524,452)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	2,453,739	2,454	55,021		57,475

Issuance of Common Stock in connection
with Services	350,000	350	18,650		19,000

Net Loss				(67,957)	(67,957)

Balance at March 31, 2012	83,644,133	$83,644	$4,584,553	$(6,184,131)	$(1,515,934)

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(67,957)	$(563,621)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	25,000	25,000
Interest accrued	22,755	11,449
Issuance of Stock Based Compensation	-	405,500
Changes in assets and liabilities:
Prepaid Expenses	-	(3,981)
Accounts Payable and Accrued Expenses	18,620	34,523

Net Cash Used In Operating Activities	(1,582)	(91,130)

Cash Flows Used In Investing Activities
Increase in intangibles	-	(4,850)
Net cash used in Investing Activities	-	(4,850)

Cash Flows from Financing Activities:
Proceeds from Related Parties	1,500	100,500

Net Cash Provided By Financing Activities	1,500	100,500

(Decrease) Increase in Cash and Cash Equivalents	(82)	4,520
Cash and Cash Equivalents - Beginning of period	226	2,381

CASH AND CASH EQUIVALENTS - END OF PERIOD	$144	$6,901

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$57,475	$43,108

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2011 filed with the Securities and Exchange Commission on Form 10-K in June 2013.

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

The Company files income tax returns in the United States Federal jurisdiction and New York. With few exceptions, the Company is no longer subject to United States federal, state and local income tax examinations by tax authorities for years prior to 2006. The Company adopted the provisions of FASB ASC 740, Income Taxes, relating to unrecognized tax benefits on January 1, 2009. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (13,850,000 options and 1,698,378 warrants at March 31, 2012) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $25,000 in both 2012 and 2011.

Note 4. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

Balance at beginning of period	$409,398
New borrowings at 16% interest rate	1,500
Interest accrued	13,547
Redemption of indebtedness by the issuance
of 1,500,000 shares of common stock	(19,325)
Balance at end of period	$405,120

At March 31, 2012, notes and interest payable to related party includes unpaid interest of $53,956.  The notes are payable within one year of the origination date of the notes or under extensions through December 2012. These notes are currently past due; however, no demand has been made for payment by LeadDog.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5. Issuances of Common Stock

In February 2012, the Company redeemed $19,325 of indebtedness including interest to LeadDog Capital LP for 1,500,000 shares of common stock. The fair value of the common stock approximated the carry amount of the indebtedness at the time of the offer to convert.

In February 2012, the Company issued 953,739 shares to LeadDog which was debt previously converted but shares were not actually issued and 350,000 shares to others which was for services previously recorded but not issued.

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

Note 7. Other Matters

On April 29, 2010, the Company’s subsidiary, Epic, submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). While hemostatic gauze is a Class I device and did not require any premarket notice to the FDA in order for the Company to market these products, the Company’s notification identified substantially equivalent products in order to broaden the claims that the Company could make about its capabilities. On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. See “Note 9” below.

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

The amounts due to affiliates of $175,781 at December 31, 2012 and 2011 represent funds advanced by and expenses paid by Enterprise Partners, LLC (an affiliate of Enterprise) for the Company in prior years. The monies owed to Enterprise Partners of $175,781 were transferred to Beplate & Associates.

On March 31, 2012, the Company was required to issue 11,706,007 shares to Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, as a result of the automatic conversion of the principal and accrued interest thereon on March 31, 2012. However, the actual issuance of the 11,706,007 shares did not take place until June 2013.

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction.  Included in notes payable was an additional approximate $36,000 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of March 31, 2012, the Company has not paid the aforementioned past due indebtedness totaling $114,758.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with SEC in June 2013.

OVERVIEW

United Health Products, Inc. is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. Epic Wound Care, Inc. (Epic”), our principal operating subsidiary produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact.

United was a closed-end management investment company, which in February 2006, elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act). Originally, we were formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, we conducted no operations until electing to be a BDC through which we provided capital and other assistance to start-up and micro-cap companies. During this time, we acquired and established our initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic, which will become our operating platform company in this industry. We also completed two minority equity investments in companies that we now believe will not be strategic to our healthcare strategy.

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

Results of Operations

Three Months ended March 31, 2012 versus Three Months ended March 31, 2011

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

During the first quarter of 2012 and 2011, the Company had no revenues for the reasons described above. Total operating expenses for the first quarter of 2012 and 2011 were $45,203 and $551,606, respectively. Our first quarter of 2012 and 2011 net loss was $(67,957) and $(563,621), respectively. The reduction in operating expenses in 2012 versus 2011 was due to a decrease in investor relation expenses, professional fees and officers’ salaries.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012, the Company had a negative working capital of approximately $1.2 million and stockholders’ deficiency of approximately $1.5 million.  Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $761,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement. While the Company, can sell its device as a Class I, the Company was not able, at March 31, 2012, to make a determination as to the continuing impact of both of these notices. (See Note 7.) The report of our auditors on our 2011 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at March 31, 2012 and December 31, 2011 was $144 and $226, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the three months ended March 31, 2012 was $1,582 as compared to $91,130 in the prior year period. For the three months ended March 31, 2011, our net loss of $563,621 was partially offset by increased stock based compensation of $405,500 and increase in payables and accrued expenses of $34,523.

Investing cash flows: In 2011, the Company paid $4,850 to protect its intellectual property rights. There was no investing cash activity in 2012.

Financing cash flows: Net cash generated from financing of approximated $1,500 and $100,500 in 2012 and 2011, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements.

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

As of March 31, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period January 1, 2012 through December 31, 2012, there were no issuances of the Company’s unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2012	Common Stock	1,500,000 Shares and 953,739 Shares	Conversion of $19,325 and $38,150 of indebtedness; no commission paid	Section 3(a)(9)	(1)

2012	Common Stock	350,000 Shares	Non-cash compensation expense of $19,000; no commissions paid	Section 4(2)	Not applicable

2012	Common Stock	1,000,000 Shares	Shares issued In exchange for resignation and settlement agreements valued at $40,000; no commissions paid	Section 4(2)	Not applicable
__________
(1)	In 2012, 1,500,000 shares and 953,739 shares were issued to LeadDog Capital LLP, an affiliate of the Company, in exchange for the conversion of $19,325 and $38,105, respectively.

The foregoing table does not reflect debt of approximately $351,000 which automatically converted into 11,706,007 on March 31, 2012, but were not issued until May 2013. Exemption for this issuance is under Section 3(a)(9) of the Securities Act.

During the period January 1, 2012 through December 31, 2012, there were repurchases of the Company’s unregistered securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

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

Item 6.  Exhibits

(a) Exhibits

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
___________
* Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on June 19, 2013.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Principal Executive Officer and Acting Principal Financial Officer