Form 10-Q
period 2012-06-30
United Health Products, Inc.
filed 2013-06-19
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________  to_________

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

_______________________________________________________________
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

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash and Cash Equivalents	$90	$226

Other Assets
Intangible Assets, Net	200,000	250,000

TOTAL ASSETS	$200,090	$250,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$740,695	$705,856
Due to related party	-	345,023
Liability for unissued shares	496,723	202,692
Notes payable - related parties	418,747	409,398
Notes payable and accrued interest	117,808	111,709

Total current liabilities	1,773,973	1,774,678

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 83,644,133 and 80,840,394 Shares Issued and
Outstanding at June 30, 2012 and December 31, 2011, respectively	83,644	80,840
Additional Paid-In Capital	4,584,553	4,510,882
Accumulated Deficit	(6,242,080)	(6,116,174)

Total Stockholders' Deficiency	(1,573,883)	(1,524,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$200,090	$250,226

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating Costs and Expenses
Cost of Sales	-	-	-	-
Amortization of Intangibles	25,000	25,000	50,000	50,000
Selling, general and administrative expenses	16,759	212,567	36,962	739,173

Total Operating Expenses	41,759	237,567	86,962	789,173

Loss from Operations	(41,759)	(237,567)	(86,962)	(789,173)

Other expenses
Interest Expense, Net	16,190	10,525	38,944	22,540

Net Loss	$(57,949)	$(248,092)	$(125,906)	$(811,713)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	83,644,133	80,738,196	82,926,843	80,501,631

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Stockholders' Deficiency
For the Six Months Ended June 30, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	80,840,394	$80,840	$4,510,882	$(6,116,174)	$(1,524,452)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	2,453,739	2,454	55,021		57,475

Issuance of Common Stock in connection
with services	350,000	350	18,650		19,000

Net Loss				(125,906)	(125,906)

Balance at June 30, 2012	83,644,133	$83,644	$4,584,553	$(6,242,080)	$(1,573,883)

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(125,906)	$(811,713)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	50,000	50,000
Interest accrued	38,944	21,556
Issuance of Stock Based Compensation	-	468,950
Changes in assets and liabilities:
Prepaid Expenses	-	(641)
Accounts Payable and Accrued Expenses	34,839	109,298

Net Cash Used In Operating Activities	(2,123)	(162,550)

Cash Flows Used In Investing Activities
Increase in intangibles	-	(4,850)
Net cash used in Investing Activities	-	(4,850)

Cash Flows from Financing Activities:
Proceeds from Related Parties	1,987	165,019

Net Cash Provided By Financing Activities	1,987	165,019

(Decrease) Increase in Cash and Cash Equivalents	(136)	(2,381)
Cash and Cash Equivalents - Beginning of period	226	2,381

CASH AND CASH EQUIVALENTS - END OF PERIOD	$90	$-

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$57,475	$43,108

Common Stock cancelled in connection with settlement		$2,000

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (13,850,000 options and 1,698,378 warrants at June 30, 2012) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $50,000 in both periods 2012 and 2011.

Note 4. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

Balance at beginning of period	$409,398
New borrowings at 16% interest rate	1,987
Interest accrued	26,687
Redemption of indebtedness by the issuance
of 1,500,000 shares of common stock	(19,325)
Balance at end of period	$418,747

At June 30, 2012, notes and interest payable to related party includes unpaid interest of $67,096.  The notes are payable within one year of the origination date of the notes or under extensions through December 2012. These notes are currently past due; however, no demand has been made for payment by LeadDog.

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

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction. Included in notes payable was an additional approximate $36,000 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of June 30, 2012, the Company has not paid the aforementioned past due indebtedness totaling $117,808.

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

Results of Operations

Three Months and Six Months ended June 30, 2012 versus Three Months and Six Months ended June 30, 2011

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

During the first six months of 2012 and 2011, the Company had no revenues for the reasons described above. Total operating expenses for the second quarter of 2012 and 2011 were $41,759 and $237,567, respectively. Total operating expenses for the first six months of 2012 and 2011 were $86,962 and $789,173, respectively. Our second quarter of 2012 and 2011 net loss was $(57,949) and $(248,092), respectively. Our net loss for the six months ended June 30, 2012 was $125,906 as compared to $811,713 for the comparable period of the prior year.The reduction in operating expenses in 2012 versus 2011 was due to a decrease in investor relation expenses, professional fees and officers’ salaries.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012, the Company had a negative working capital of approximately $1.2 million and stockholders’ deficiency of approximately $1.5 million.  Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $761,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement. While the Company, can sell its device as a Class I, the Company was not able, at June 30, 2012, to make a determination as to the continuing impact of both of these notices. (See Note 7.) The report of our auditors on our 2011 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at June 30, 2012 and December 31, 2011 was $90 and $226, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the six months ended June 30, 2012 was $2,123 as compared to $162,550 in the prior year period. For the six months ended June 30, 2011, our net loss of $811,713 was partially offset by increased stock based compensation of $468,950 and an increase in payables and accrued expenses of $109,298.

Investing cash flows: In 2011, the Company paid $4,850 to protect its intellectual property rights. There was no investing cash activity in 2012.

Financing cash flows: Net cash generated from financing of approximately $1,987 and $165,019 in the six months ended June 30, 2012 and 2011, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements.

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

As of June 30, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, there were no changes in our system of internal controls over financial reporting.

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
_________
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