Form 10-K
period 2012-12-31
United Health Products, Inc.
filed 2013-06-19
CIK 1096938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, as of the filing date of this Form 10-K was 96,350,140.

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

EMPLOYEES

At the filing date of this Form 10-K, we have no employees of the Company other than the services of our Chief Executive Officer, Dr. Phillip Forman. We anticipate hiring additional staff and executives as our operations increase.

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

For the years ended December 31, 2012, 2011, 2010 and 2009, the Company had a net loss of $(281,413), $(1,588,362), $(2,895,602) and $(910,007), respectively. While the Company’s hemostatic gauze products have 510(k) FDA approval from the FDA for our manufacturing agent in China to manufacture these products, we can provide no assurances that our operations will be profitable in the future.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market information

The common shares of the Company trade on the Over-the-Counter Market under the symbol UEEC. There has been only limited, sporadic trading activity to date. The following table sets forth the high and low sale price of the common stock on a quarterly basis for the periods presented.

	High	Low

For Year Ended 2011
First Quarter	$0.14	$0.04
Second Quarter	0.09	0.03
Third Quarter	0.07	0.03
Fourth Quarter	0.04	0.03

For Year Ended 2012
First Quarter	$0.05	$0.01
Second Quarter	0.04	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.03

(b) Holders

As of the filing date of this Form 10-K, there were approximately 250 holders of record of our issued and outstanding 96,350,140 shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the period January 1, 2012 through December 31, 2012, there were no issuances of the Company’s unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

2012	Common Stock	1,500,000 Shares and 953,739 Shares	Conversion of $19,325 and $38,150 of indebtedness; no commission paid	Section 3(a)(9)	(1)

2012	Common Stock	350,000 Shares	Non-cash compensation expense of $19,000; no commissions paid	Section 4(2)	Not applicable

2012	Common Stock	1,000,000 Shares	Shares issued In exchange for resignation and settlement agreements valued at $40,000; no commissions paid	Section 4(2)	Not applicable
__________
(1)	In 2012,1,500,000 shares and 953,739 shares were issued to LeadDog Capital LLP, an affiliate of the Company, in exchange for the conversion of $19,325 and $38,105, respectively.

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

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. The report of our auditors on our financial statements for the year ended December 31, 2012 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2012 versus year ended December 31, 2011

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

During 2012 and 2011, the Company had no revenues for the reasons described above. Total operating expenses for 2012 and 2011 were $207,018 and $1,317,409, respectively. Our 2012 and 2011 net loss was $(281,413) and $(1,588,362), respectively. The reduction in operating expenses in 2012 versus 2011 was due to a decrease in investor relation expenses, professional fees and officers’ salaries.

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

Financial Condition, Liquidity and Capital Resources

 As of December 31, 2012, the Company had a negative working capital of $1.8 million and stockholders’ deficiency of $1.7 million.  Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed funds principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the halt to sales by our distributor. The report of our auditors on our 2012 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at December 31, 2012 and December 31, 2011 was $32 and $226, respectively.

During fiscal 2012 and fiscal 2011, the Company had net cash used in operating activities of $(2,181), and $(284,319), respectively. Fiscal 2012 includes increased stock based compensation of $40,000, interest accrued of $74,395, amortization of $100,000 and an increase in payables of $64,837. Fiscal 2011 includes increased stock based compensation of $562,886, interest accrued of $230,116, increase in payable of $363,259 and amortization of $100,000. Cash flow from financing activities in fiscal 2012 and fiscal 2011 resulted in cash being provided of $1,987 and $282,164, respectively. During fiscal 2012 and 2011, the Company received proceeds from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we have no off-balance sheet arrangements.

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

We have audited the accompanying consolidated balance sheets of United Health Products, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the two year period ended December 31, 2012. United Health Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ deficit and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey
June 15, 2013

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets
December 31,

	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$32	$226

Other Assets
Intangible Assets, Net	150,000	250,000

TOTAL ASSETS	$150,032	$250,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$770,695	$705,856
Due to related party	-	345,023
Liability for unissued shares	496,723	202,692
Notes payable - related parties	448,099	409,398
Notes payable and accrued interest	123,905	111,709

Total current liabilities	1,839,422	1,774,678

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 84,644,133 and 80,840,394 Shares Issued and
Outstanding at December 31, 2012 and 2011, respectively	84,644	80,840
Additional Paid-In Capital	4,623,553	4,510,882
Accumulated Deficit	(6,397,587)	(6,116,174)

Total Stockholders' Deficiency	(1,689,390)	(1,524,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$150,032	$250,226

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations
For the Years Ended December 31,

	2012	2011

Revenues	$-	$-

Operating Costs and Expenses
Amortization of Intangibles	100,000	100,000
Selling, general and administrative expenses	107,018	1,217,409

Total Operating Expenses	207,018	1,317,409

Loss from Operations	(207,018)	(1,317,409)

Other expenses
Interest Expense, Net	74,395	270,953

Net Loss	$(281,413)	$(1,588,362)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	83,368,821	80,850,378

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the Years Ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2011	80,428,215	$80,428	$3,943,270	$(4,527,812)	$(504,114)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	862,179	862	42,247		43,109

Issuance of Common Stock in connection
with services	1,550,000	1,550	92,450		94,000

Forfeited stock in connection with
global settlement	(2,000,000)	(2,000)			(2,000)

Issuance of stock options			423,150		423,150

Issuance of warrants			9,765		9,765

Net Loss				(1,588,362)	(1,588,362)

Balance at December 31, 2011	80,840,394	80,840	4,510,882	(6,116,174)	(1,524,452)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	2,453,739	2,454	55,021		57,475

Issuance of Common Stock in connection
with services	350,000	350	18,650		19,000

Issuance of Common Stock in connection
with services, resignations and forfeited options	1,000,000	1,000	39,000		40,000

Net Loss				(281,413)	(281,413)

Balance at December 31, 2012	84,644,133	$84,644	$4,623,553	$(6,397,587)	$(1,689,390)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(281,413)	$(1,588,362)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	100,000	100,000
Interest accrued	74,395	230,116
Loss on investment in affiliate	-	750
Issuance of Stock Based Compensation	40,000	562,886
Issuance of Warrants		9,765
Changes in assets and liabilities:
Prepaid Expenses		37,267
Accounts Payable and Accrued Expenses	64,837	363,259

Net Cash Used In Operating Activities	(2,181)	(284,319)

Cash Flows from Financing Activities:
Proceeds from Related Parties	1,987	282,164

Net Cash Provided By Financing Activities	1,987	282,164

(Decrease) Increase in Cash and Cash Equivalents	(194)	(2,155)
Cash and Cash Equivalents - Beginning of Year	226	2,381

CASH AND CASH EQUIVALENTS - END OF YEAR	$32	$226

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$57,457	$43,109

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

As of December 31, 2012, the Company has approximately $5.4 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (8,150,000 options and 1,698,378 warrants at December 31, 2012) is anti-dilutive.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. ASU 2011-04 became effective for the Company’s fiscal year 2012. The adoption of the measurement guidance of ASU 2011-04 did not have a material impact on the Consolidated Financial Statements. The new disclosures have been included with the Company’s fair value disclosures in Note 6.

In July 2012, the FASB issued an Accounting Standards Update that added an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of an intangible impairment to determine whether it should calculate the fair value of the asset. This accounting standards update also amends existing guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount.

The Company has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Consolidated Financial Statements.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $100,000 in both 2012 and 2011.

Note 4. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$409,398	$146,335
New borrowings at 16% interest rate	1,987	314,429
Interest accrued	56,039	44,102
Amortization of loan discount	-	-
Redemption of indebtedness by the issuance	(19,325)	(95,468)	*
shares of common stock
Repayment	-	-
Balance at end of period	$448,099	$409,398

*$33,284 of this amount was an offset for payments made to another related party for expense UHP paid on their behalf.

At December 31, 2012 and 2011, notes and interest payable to related party includes unpaid interest of $93,341 and $44,734, respectively.  In 2011, the Board authorized the issuance of 1,000,000 shares to LeadDog Capital Markets LLC to extend the maturity dates of the outstanding loans to December 2012. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. These notes were not paid on December 31, 2012 and no demand has been made for payment.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5. Issuances of Common Stock

In February 2011, the Board of Directors awarded compensation in the form of options to purchase 4,900,000 shares of common stock to Board members for past services as well as for current Board service. In addition, the Board awarded a consultant additional compensation in the form of options to purchase 2,350,000 shares of common stock. As of the time of issuance, the Company recorded non-cash compensation charges of $326,525. The options, exercisable at $.06 per share, have a term of 5 years. In December 2011, the Board of Directors awarded compensation in the form of options to purchase 2,125,000 shares of common stock to Board members for past services as well as for current Board service. As of the time of issuance, the Company recorded non-cash compensation charges of $96,705. The options, exercisable at $.06 per share, have a term of 5 years. The fair values of both sets of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

On December 11, 2012, Jan E. Chason resigned as an officer and director of UHP and Michael Wiechnik resigned as a director of UHP. Mr. Chason's resignation was delivered to the board on December 12, 2012. In connection with the resignation both received 500,000 shares each in settlement of any outstanding monies owed and options open. As of the time of issuance, the Company recorded non-cash compensation charges of $40,000.

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

Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, was due to automatically convert the principal and accrued interest thereon on March 31, 2012. These shares have not been issued and the amount owed is included in liability for unissued shares at December 31, 2012.

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction.  Included in notes payable was an additional approximate $36,000 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of December 31, 2012, the Company has not paid the aforementioned past due indebtedness totaling $123,905.

Note 9. Board Resignations

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

Note 10. Subsequent Events

As described under Note 8, on March 31, 2012, Beplate & Associates (and its transferees) had the outstanding loan in the amount of $351,180 converted to 11,706,007. However, the actual issuance of the 11,706,007 shares did not take place until June 2013.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (“GAAP”) and tax accounting expertise. Also, the Company did not timely file its reports or Form 10-K with the SEC for the year ended December 31, 2012. These control deficiencies did not result in audit adjustments to the Company’s 2012 annual or interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the quarter ended December 31, 2012.

ITEM 9B: OTHER INFORMATION

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review we believe that, during fiscal 2012 that Jan Chason and Michael Wiechnik did not file Form 4’s showing the receipt of securities while serving as officers and/or directors of the Company or to report their resignations from the Board, all of which occurred in December 2012. Nate Knight, who became a director in December 2012, also failed to file a Form 3. Mr. Knight intends to promptly file a Form 5 in lieu of a Form 3 promptly to correct this deficiency. Also, Rodney P. Liebowitz, Sherman Lazrus and Richard Rifenburg each resigned from the board in 2012 and each failed to file a Form 4 at the time of their resignation.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2012 and 2011 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2012; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2012 with compensation during fiscal year ended 2012 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2012.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(7)	Options Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Dr. Phillip Forman	2011	$210,000	$-0-	$-0-	$90,076	$-0-	$-0-	$-0-	$300,076
Chief Executive Officer (4)	2012	$60,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000

Jan Chason	2011	$130,000	$-0-	$-0-	$67,557	$-0-	$-0-	$-0-	$117,557
Former CFO (5)	2012	$-0-	$-0-	$20,000	$-0-	$-0-	$-0-	$-0-	$20,000
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

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Includes accrued compensation of $320,000 as of December 31, 2012.

(5)
Of the $130,000 paid to Mr. Chason in 2011, $80,000 was actually received by him and $50,000 represents the amount of a settlement agreement entered into in 2012 for monies owed to him and payable in December 2013. This settlement agreement may distort 2012 which would have had salary accruals but for the settlement agreement which is being reflected under 2011.

(6)
2011 option expense for Dr. Forman of $90,076 is for 2,000,000 options, exercisable at $.06 per share. The option expense of $67,557 for Mr. Chason was for 1,500,000 options, exercisable at $.15 per share. The aforementioned options all have a term of five years. However, Mr. Chason agreed to terminate his options in December 2012 as part of his settlement agreement with the Company.

7)	Jan Chason received in December 2012, 500,000 shares of restricted Common Stock as part of a settlement agreement.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested

Phillip Forman	750,000	-0-	- 0 -	0.15	2016	-0-	N/A	-0-	N/A

Phillip Forman	2,000,000	-0-	-0-	0.06	2015	-0-	N/A	-0-	N/A

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

2012 Compensation

The following table shows the overall compensation earned for the 2012 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2012.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Rodney P. Liebowitz	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

John Capotorto	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Richard Rifenburgh	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Michael Wiechnik(4)	$-0-	$20,000	$-0-	$-0-	$-0-	$-0-	$20,000

Sherman Lazrus	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Nate Knight	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

(4)	Mr. Wiechnik received 500,000 shares of restricted Common Stock in December 2012 as part of his resignation from the board.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the filing date of this Form 10-K, the Company had outstanding 96,350,140 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage

Dr. Phillip Forman (2)	4,840,000	4.9
Dr. John Capotorto	-0-	-0-
Nate Knight	-0-	-0-
All directors and officers as a group (three persons) (2)	4,840,000	4.9
____________
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

Between February and March, 2012, the Company issued to Kelly T. Hickel 250,000 shares and to Roman Felix 100,000 shares for services rendered and to LeadDog Capital 2,453,739 shares in exchange for the conversion of principal and accrued interest of approximately $57,475.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our independent registered accountants and the following table sets forth the fees billed by then for fiscal 2012 and 2011 for the categories of services indicated.

	Year Ended December 31,
	2012	2011

Audit fees	$35,000	$33,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

	By:	/s/ Phillip Forman
Dated: June 19, 2013		Dr. Phillip Forman
Principal Executive Officer, Acting Principal Financial Officer, President and Chairman of the Board

Dated June 19, 2013	By:	/s/ John Capotorto
Dr. John Capotorto
Director

Dated: June 19, 2013	By:	/s/ Nate Knight
Nate Knight
Director