Form 10-Q
period 2013-03-31
United Health Products, Inc.
filed 2013-06-19
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash and Cash Equivalents	$-	$32

Other Assets
Intangible Assets, Net	125,000	150,000

TOTAL ASSETS	$125,000	$150,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$785,714	$770,695
Liability for unissued shares	496,723	496,723
Notes payable - related parties	462,225	448,099
Notes payable and accrued interest	126,956	123,905

Total current liabilities	1,871,618	1,839,422

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 84,644,133 and 84,644,133 Shares Issued and
Outstanding at March 31, 2013 and December 31, 2012, respectively	84,644	84,644
Additional Paid-In Capital	4,623,553	4,623,553
Accumulated Deficit	(6,454,815)	(6,397,587)

Total Stockholders' Deficiency	(1,746,618)	(1,689,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$125,000	$150,032

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
For the Three Ended March 31,

	2013	2012

Revenues	$-	$-

Operating Costs and Expenses
Cost of Sales	-	-
Amortization of Intangibles	25,000	25,000
Selling, general and administrative expenses	15,053	20,203

Total Operating Expenses	40,053	45,203

Loss from Operations	(40,053)	(45,203)

Other expenses
Interest Expense, Net	17,175	22,754

Net Loss	$(57,228)	$(67,957)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	84,644,133	82,209,553

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Stockholders' Deficiency
For the Three Months Ended March 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	84,644,133	$84,644	$4,623,553	$(6,397,587)	$(1,689,390)

Net Loss				(57,228)	(57,228)

Balance at March 31, 2013	84,644,133	$84,644	$4,623,553	$(6,454,815)	$(1,746,618)

See notes to condensed consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(57,228)	$(67,957)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	25,000	25,000
Interest accrued	17,175	22,755
Changes in assets and liabilities:
Accounts Payable and Accrued Expenses	15,021	18,620

Net Cash Used In Operating Activities	(32)	(1,582)

Cash Flows Used In Investing Activities
Increase in intangibles	-	-
Net cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Related Parties	-	1,500

Net Cash Provided By Financing Activities	-	1,500

(Decrease) Increase in Cash and Cash Equivalents	(32)	(82)
Cash and Cash Equivalents - Beginning of period	32	226

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$144

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$-	$57,475

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

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2012 filed with the Securities and Exchange Commission on Form 10-K in June 2013.

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

As of December 31, 2012, the Company has approximately $5.2 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (8,150,000 options and 1,698,378 warrants at March 31, 2013) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $25,000 in both periods 2013 and 2012.

Note 4.  Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

Balance at beginning of period	$448,099
New borrowings at 16% interest rate	0
Interest accrued	14,126
Redemption of indebtedness by the issuance
of 0 shares of common stock	(0)
Balance at end of period	$462,225

At March 31, 2013, notes and interest payable to related party includes unpaid interest of $107,467.   In 2011, the Board authorized the issuance of 1,000,000 shares to LeadDog Capital Markets LLC to extend the maturity dates of the outstanding loans to December 2012.   The notes are payable within one year of the origination date of the notes or under extensions through December 2012. These notes are currently past due; however, no demand has been made for payment by LeadDog.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5.  Issuances of Securities

The Company has not issued any securities during the quarter ended March 31, 2013..

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

Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, automatically converted the principal and accrued interest thereon on March 31, 2012. These shares have not been issued and the amount owed is included in liability for unissued shares.

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction. Included in notes payable was an additional approximate $36,000 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of March 31, 2013, the Company has not paid the aforementioned past due indebtedness totaling $126,956.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with SEC in June 2013.

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

Results of Operations

Three Months ended March 31, 2013 versus Three Months ended March 31, 2012

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

During the first quarter of 2013 and 2012, the Company had no revenues for the reasons described above. Total operating expenses for the first quarter of 2013 and 2012 were $40,053 and $45,203, respectively. Our first quarter of 2013 and 2012 net loss was $(57,228) and $(67,957), respectively.

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

Financial Condition, Liquidity and Capital Resources

            As of March 31, 2013, the Company had a negative working capital of approximately $1.9 million and stockholders’ deficiency of approximately $1.7 million.   Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $761,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement.  While the Company, can sell its device as a Class I, the Company was not able, at March 31, 2013, to make a determination as to the continuing impact of both of these notices. (See Note 7.)  The report of our auditors on our 2012 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at March 31, 2013 and December 31, 2012 was $-0- and $32, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the three months ended March 31, 2013 was $32 as compared to $1,582 in the prior year period.  For the three months ended March 31, 2013, our net loss of $57,228 was partially offset by depreciation and amortization of $25,000, interest accrued of $17,175 and increased accounts payable and accrued expenses of $15,021. For the three months ended March 31, 2012, our net loss of $67,957 was partially offset by depreciation and amortization of $25,000, interest accrued of $22,755 and increased accounts payable and accrued expenses of $18,620.

Financing cash flows: Net cash generated from financing of approximated $1,500 and $-0- in 2012 and 2013, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements.

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

As of March 31, 2013, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2013, there were no sales of unregistered securities.

During the period January 1, 2013 through March 31, 2013, there were no repurchases of the Company’s unregistered securities.

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