Form 10-Q
period 2013-06-30
United Health Products, Inc.
filed 2013-08-14
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the filing date of this Form 10-Q, the registrant had a total of 96,350,140 shares of Common Stock outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012

ASSETS

Current Assets
Cash and Cash Equivalents	$1,482	$32

Other Assets
Intangible Assets, Net	100,000	150,000

TOTAL ASSETS	$101,482	$150,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$808,112	$770,695
Liabiliy for unissued shares	145,543	496,723
Notes payable - related parties	476,351	448,099
Other current liabilites	170,004	123,905

Total current liabilities	1,600,010	1,839,422

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 96,350,140 and 84,644,133 Shares Issued and
Outstanding at June 30, 2013 and December 31, 2012, respectively	96,350	84,644
Additional Paid-In Capital	4,963,027	4,623,553
Accumulated Deficit	(6,557,905)	(6,397,587)

Total Stockholders' Deficiency	(1,498,528)	(1,689,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$101,482	$150,032

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$1,440	$-	$1,440	$-

Operating Costs and Expenses
Amortization of Intangibles	25,000	25,000	50,000	50,000
Selling, general and administrative expenses	62,351	16,759	77,407	36,962

Total Operating Expenses	87,351	41,759	127,407	86,962

Loss from Operations	(85,351)	(41,759)	(125,967)	(86,962)

Other expenses
Interest Expense, Net	17,176	16,190	34,351	38,944

Net Loss	$(103,087)	$(57,949)	$(160,318)	$(125,906)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	92,448,138	83,644,133	88,546,135	82,926,843

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the Six Months Ended June 30, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	84,644,133	$84,644	$4,623,553	$(6,397,587)	$(1,689,390)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	11,706,007	11,706	339,474	-	351,180

Issuance of Common Stock in connection
with Services		-	-	-	-

Net Loss	-	-	-	(160,318)	(160,318)

Balance at June 30, 2013	96,350,140	$96,350	$4,963,027	$(6,557,905)	$(1,498,528)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(160,318)	$(125,906)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	50,000	50,000
Interest accrued	34,351	38,944
Issuance of Stock Based Compensation	-	0
Changes in assets and liabilities:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Accounts Payable and Accrued Expenses	37,417	34,839

Net Cash Used In Operating Activities	(38,550)	(2,123)

Cash Flows Used In Investing Activities
Increase in intangibles	-	0
Net cash used in Investing Activities	-	0

Cash Flows from Financing Activities:
Proceeds from private placement - common stock	-	-
Proceeds from Notes Payable	40,000	-
Proceeds from Related Parties	0	1,987

Net Cash Provided By Financing Activities	40,000	1,987

(Decrease) Increase in Cash and Cash Equivalents	1,450	(136)
Cash and Cash Equivalents - Beginning of period	32	226

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,482	$90

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$351,180	$57,475

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (formerly United EcoEnergy Corp.) (“United” or the “Company”) is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. Epic Wound Care, Inc. (“Epic”), the Company’s principal operating subsidiary, produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact. The Board of Directors of the Company has approved a resolution to fold the operations of Epic into those of the Company. As of the filing date of this Form 10-Q, this has not occurred.

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

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2012 filed with the Securities and Exchange Commission on Form 10-K in June 2013.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (8,150,000 options and 1,698,378 warrants at June 30, 2013) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $50,000 in both periods 2013 and 2012.

Note 4. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

Balance at beginning of period	$448,099
New borrowings at 16% interest rate	-0-
Interest accrued	28,252
Redemption of indebtedness by the issuance
of 0 shares of common stock	-0-
Balance at end of period	$476,351

 At June 30, 2013, notes and interest payable to related party includes unpaid interest of $124,700. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. In 2011, the Board authorized the issuance of 1,000,000 restricted shares to LeadDog Capital Markets LLC as a consultant to the Company. These notes are currently past due; however, no demand has been made for payment by LeadDog. LeadDog has advised the Company that a discrepancy exists as to the amount of monies owed to them. The Company will seek to resolve this discrepancy.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5. Issuances of Securities

Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, automatically converted the principal and accrued interest thereon on March 31, 2012 into 11,706,007 shares. These 11,706,007 shares were issued in June 2013.

Note 6. Other Matters and Material Agreements

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

In May 2013, the Company entered into an agreement with Bibicoff plus Macinnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors. The agreement became effective May 1, 2013 and terminates on October 30, 2014. If the agreement is not terminated by September 1, 2014, the agreement will convert to a month-to-months basis after October 2014 until cancelled with 60 days prior written notice. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement also requires the owners of Bibicoff to personally purchase from the Company, 963,501 shares of the Company’s Common Stock at $.04 per share. As of the filing date of this Form 10-Q, this purchase transaction has not occurred. The agreement with Bibicoff also requires the payment of certain fees to Bibicoff in connection with financing transactions.

Note 7. Promissory Notes

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction. Included in notes payable was an additional approximate $36,000 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of June 30, 2013, the Company has not paid the aforementioned past due indebtedness totaling $126,956.

As described in Note 5 above, Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, automatically converted the principal and accrued interest thereon on March 31, 2012 into 11,706,007 shares. These 11,706,007 shares were issued in June 2013.

The Company issued a $15,000 promissory note to Mayer Meinberg for services rendered. This note is payable solely in shares of Common Stock and will automatically convert on December 31, 2013 into 150,000 shares of restricted Common Stock of the Company.

Note 8. Board Resignations

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

Note 9. Subsequent Events

On August 8, 2013, the Company entered into a consulting agreement with Douglas Beplate for him to provide his sales and marketing expertise and for him to assist the Company to develop and market its hemostatic gauze products in the medical and dental arena and to hospitals, emergency medical service companies, veterinary markets, the dialysis market and to the military and government agencies. For his services, the Company agreed to pay him as a signing bonus, 6,000,000 shares of its Common Stock. It is agreed that the 6,000,000 shares shall be issued under the Company’s 2013 Employee Benefit and Consulting Services Compensation Plan and that no shares shall be issued to consultant until the Plan has been filed on Form S-8 with the Securities and Exchange Commission. The consulting agreement also provides for Mr. Beplate to receive a cash commission of ½ of 1% on all sales achieved by the Company, but only at such time as the Company’s sales exceed $10 million.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan does not require stockholder approval to be implemented, in the event stockholder approval is obtained on or before August 8, 2014, then incentive stock options could be granted under the Plan.

In July 2013, Dr. Forman voluntarily surrendered his ownership of 2,750,000 options and 2,090,000 shares of Common Stock of the Company. Nevertheless, in the third quarter of 2013, it is the Company’s and Dr. Forman’s intention to enter into an employment agreement where the Company will compensate Dr. Forman with cash and the issuance of a mutually agreed upon number of securities.

In August 2013, the Company entered into an agreement with Melwood Partners. Pursuant to said agreement, the Company agreed to remove the restrictive legend on 250,000 shares owned by Melwood Partners and Melwood Partners agreed to cancel all cash and stock compensation owed to it by the Company, which at June 30, 2013 included $50,000 of accrued expenses. The Company agreed to enter into a new marketing agreement with Melwood Partners within 45 days on terms to be mutually agreed upon.

The Company’s Management has evaluated subsequent events following the quarter ended June 30, 2013 and there are none except as described herein.

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

During the second quarter of 2013 and 2012, the Company had $1,440 and $-0-, respectively, of revenues. During the six months ended June 30, 2013 and six months ended June 30, 2012, the Company had $1,440 and $-0-, respectively, of revenues.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications and our Chief Executive Officer has been on the Learning Channel to discuss our hemostatic gauze products. We have obtained interest from distributors to sell our hemostatic gauze products to the dental and veterinarian markets. Management believes that operating periods during the last six months of 2013 should begin to see the recommencement of sales.

Total operating expenses for the second quarter of 2013 and 2012 were $87,351 and $41,759, respectively. Our second quarter of 2013 and 2012 net loss was $(103,087) and $(57,949), respectively. The additional operating expenses incurred in the six months ended June 30, 2013 as compared to the comparable period of the prior year was due to additional professional fees incurred in attempting to get its SEC filings current under the Exchange Act.

Total operating expenses for the six months ended June 30, 2013 and 2012 were $127,407 and $86,962, respectively. Our six months ended June 30, 2013 and 2012 net loss was $(160,318) and $(125,906), respectively. The additional operating expenses incurred in the second quarter of 2013 as compared to the comparable period of the prior year was due to additional professional fees incurred in attempting to get its SEC filings current under the Exchange Act. Management believes that operating periods during the last six months of 2013 should begin to see an increase in sales and operating expenses. No assurances can be given that our operations will be profitable.

Financial Condition, Liquidity and Capital Resources

 As of June 30, 2013, the Company had a negative working capital of approximately $1,838,258 and stockholders’ deficiency of approximately $1,738,528. Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $761,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement. While the Company, can sell its device as a Class I, the Company was not able, at June 30, 2013, to make a determination as to the continuing impact of both of these notices. (See Note 6.) The report of our auditors on our 2012 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Secured Indebtedness

As set forth in Note 4 herein, the Company owes $476,351 of principal and accrued interest thereon to LeadDog Capital L.P. This loan, which is on a fully secured basis, is currently past due; however, no demand has been made for payment by LeadDog. The Company made an inquiry to LeadDog’s last known, Managing Member, Chris Messalas as to who is the current managing member of LeadDog Capital LP. The Company was advised by Mr. Messalas that Jan Chason, the former chief financial officer of the Company, is now in charge of liquidating LeadDog Capital LP. Mr. Chason has advised the Company that LeadDog Capital disputes the amount the Company shows as owed to it. The Company intends to seek an extension of the notes and to resolve these discrepancies.

Cash Flows

The Company’s cash on hand at June 30, 2013 and December 31, 2012 was $1,482 and $32, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the six months ended June 30, 2013 was $38,550 as compared to $2,123 in the prior year period. For the six months ended June 30, 2013, our net loss of $160,318 was partially offset by depreciation and amortization of $50,000, interest accrued of $34,351 and increased accounts payable and accrued expenses of $37,417.

Financing cash flows: Net cash generated from financing of approximated $1,987 and $40,000 in 2012 and 2013, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements.

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

As of June 30, 2013, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended June 30, 2013, there were no sales of unregistered securities, except as described in Note 5 in the Notes to Financial Statements. The 11.7 million shares of restricted Common Stock which are described in Note 5 and were issued upon the conversion of certain indebtedness to 23 non-affiliated persons, were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933, as amended, inasmuch as no commissions were paid in connection with the exchange of securities.

During the period January 1, 2013 through June 30, 2013, there were no repurchases of the Company’s unregistered securities. See, however, Note 9 under Notes to Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See Note 9 in the Notes to Financial Statements.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Agreement dated May 23, 2013 with Bibicoff and Macinnis*

10.2	Consulting Agreement dated August 8, 2013 with Douglas Beplate*

21	Subsidiaries of the Registrant*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32	Section 1350 Certificate by Chief Executive Officer and Chief Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan*

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)
__________
* Filed herewith.
 (1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2013.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Principal Executive Officer and Acting Principal Financial Officer