Form 10-Q
period 2013-09-30
United Health Products, Inc.
filed 2013-11-14
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of the filing date of this Form 10-Q, the registrant had a total of 101,106,580 shares of Common Stock outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012

ASSETS

Current Assets
Cash and Cash Equivalents	$1,909	$32
Inventory	42,382	-
Total current assets	44,291	32

Other Assets
Intangible Assets, Net	75,000	150,000

TOTAL ASSETS	$119,291	$150,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$284,970	$770,695
Liability for unissued shares	145,543	496,723
Notes payable - related parties	490,477	448,099
Other current liabilities	173,057	123,905

Total current liabilities	1,094,047	1,839,422

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 101,106,580 and 84,644,133 Shares Issued and
Outstanding at September 30, 2013 and December 31, 2012, respectively	101,107	84,644
Additional Paid-In Capital	6,103,607	4,623,553
Less: Subscription Receivable	(33,858)	-
Accumulated Deficit	(7,145,612)	(6,397,587)

Total Stockholders' Deficiency	(974,756)	(1,689,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$119,291	$150,032

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,620	$-	$3,060	$-

Operating Costs and Expenses
Amortization of Intangibles	25,000	25,000	75,000	75,000
Selling, general and administrative expenses	806,197	15,005	883,601	51,967

Total Operating Expenses	831,197	40,005	958,601	126,967

Loss from Operations	(829,577)	(40,005)	(955,541)	(126,967)

Other income (expenses)
Other Income	259,041	-	259,041	-
Interest Expense, Net	(17,174)	(16,171)	(51,525)	(55,115)
Total other income (expense)	241,867	(16,171)	207,516	(55,115)

Net loss	$(587,710)	$(56,176)	$(748,025)	$(182,082)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	98,824,433	83,644,133	91,972,235	83,165,940

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the Nine Months Ended September 30, 2013

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at January 1, 2013	84,644,133	$84,644	$4,623,553	$-	$(6,397,587)	$(1,689,390)

Issuance of Common Stock in connection with
conversion of indebtedness to related party	11,706,007	11,706	339,474		-	351,180

Forfeiture of shares	(2,090,000)	(2,090)	2,090		-	-

Issuance of Common Stock in connection
with Services	6,000,000	6,000	738,000		-	744,000

Issuance of Common Stock in connection
with Subscription Receivable	846,440	847	33,011	(33,858)		-

Capital Contributed			367,479			367,479

Net Loss	-	-	-	-	(748,025)	(748,025)

Balance at September 30, 2013	101,106,580	$101,107	$6,103,607	$(33,858)	$(7,145,612)	$(974,756)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(748,025)	$(182,082)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	75,000	75,000
Interest accrued	51,125	55,115
Issuance of Stock Based Compensation	744,000	-
Changes in assets and liabilities:
Accounts Receivable	-	-
Inventory	-	-
Accounts Payable and Accrued Expenses	(160,623)	49,840

Net Cash Used In Operating Activities	(38,123)	(2,127)

Cash Flows Used In Investing Activities
Increase in intangibles	-	-
Net cash used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from private placement - common stock	-	-
Proceeds from Notes Payable	40,000	-
Proceeds from Related Parties	0	1,987

Net Cash Provided By Financing Activities	40,000	1,987

(Decrease) Increase in Cash and Cash Equivalents	1,877	(140)
Cash and Cash Equivalents - Beginning of period	32	226

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,909	$86

Schedule of Non-Cash Financing Activities:

Issuance of Common Stock in connection with Conversion of Convertible Notes and Related Interest	$351,180	$57,475
Issuance of Common Stock in connection with Services	744,000	-
Capital Contributed, Inventory	42,382	-
Capital Contributed, Officer's Salary Forgiven	325,100	-

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

As of December 31, 2012, the Company has approximately $5.7 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (2,150,000 options and 1,698,378 warrants at September 30, 2013) is anti-dilutive.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $75,000 in both periods 2013 and 2012.

Note 4. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

Balance at beginning of period	$448,099
New borrowings at 16% interest rate	-0-
Interest accrued	42,378
Redemption of indebtedness by the issuance
of 0 shares of common stock	-0-
Balance at end of period	$490,477

 At September 30, 2013, notes and interest payable to related party includes unpaid interest of $138,826. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. In 2011, the Board authorized the issuance of 1,000,000 restricted shares to LeadDog Capital Markets LLC as a consultant to the Company. These notes are currently past due; however, no demand has been made for payment by LeadDog. LeadDog has advised the Company that a discrepancy exists as to the amount of monies owed to them. The Company will seek to resolve this discrepancy.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

Note 5. Issuances and Repurchase of Securities

Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, automatically converted the principal and accrued interest thereon on March 31, 2012 into 11,706,007 shares. These 11,706,007 shares were issued in June 2013.

In July 2013, Dr. Forman voluntarily surrendered his ownership of 2,750,000 options and 2,090,000 shares of Common Stock of the Company. Nevertheless, in the fourth quarter of 2013, it is the Company’s and Dr. Forman’s intention to enter into an employment agreement where the Company will compensate Dr. Forman with cash and the issuance of a mutually agreed upon number of securities.

As described in Note 6, the Company is obligated to issue an aggregate of 846,440 shares of Common Stock to Messrs. Bibicoff and MacInnis at such time as these shares and the related notes are fully paid.

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

In May 2013, the Company entered into an agreement with Bibicoff plus MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors. The agreement became effective May 1, 2013 and terminates on October 30, 2014. If the agreement is not terminated by September 1, 2014, the agreement will convert to a month-to-months basis after October 2014 until cancelled with 60 days prior written notice. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement with Bibicoff also requires the payment of certain fees to Bibicoff in connection with financing transactions. In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,314.56. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543.04. In each case the subscription price is payable pursuant to promissory notes payable with interest at 1.5% quarterly and due February 21, 2016.

In the third quarter of 2013, the Company entered into distribution agreements for Australia and the military, and equestrian dental markets.

In August 2013, the Company entered into a consulting agreement with Douglas Beplate. Pursuant to said agreement, the Company retained Mr. Beplate for the exclusive purpose of developing and marketing its hemostatic gauze products. A signing bonus of 6,000,000 shares of Common Stock was agreed upon and was issued pursuant to the Company’s 2013 Employee Benefit and Consulting Services Compensation Plan. These 6,000,000 shares were issued after the Plan was filed with the Securities and Exchange Commission on Form S-8. In the event sales of the Company’s hemostatic gauze products excel $10 million, the Company is required to pay Mr. Beplace a cash commission of ½ of 1% on all sales achieved by the Company.

In August 2013, the Company entered into an agreement with Melwood Partners. Pursuant to said agreement, the Company agreed to remove the restrictive legend on 250,000 shares owned by Melwood Partners and Melwood Partners agreed to cancel all cash and stock compensation owed to it by the Company. The Company agreed to enter into a new marketing agreement with Melwood Partners within 45 days on terms to be mutually agreed upon, however no said agreement has been entered into as of the filing date of this Form 10-Q.

During the third quarter of 2013, $42,382 of inventory was given to the Company as a capital contribution. Also during the third quarter of 2013, an officer of the Company forgave $325,100 of salary that was owed to him, which was also recorded as a capital contribution.

Note 7. Promissory Notes

In October 2010, in connection with the issuance of a note due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction. Included in notes payable was an additional approximate $36,000 in principal and accrued interest thereon payable to three persons. Interest accrues at the rate of 9% per annum. As of September 30, 2013, the Company has not paid the aforementioned past due indebtedness totaling $173,056.

As described in Note 5 above, Beplate & Associates (and its transferees), which were owed $175,781 as of March 31, 2012 plus accrued interest of $175,399.20, or a total of approximately $351,180, automatically converted the principal and accrued interest thereon on March 31, 2012 into 11,706,007 shares. These 11,706,007 shares were issued in June 2013.

The Company issued a $15,000 promissory note to MayerMeinberg for services rendered. This note is payable solely in shares of Common Stock and will automatically convert on December 31, 2013 into 150,000 shares of restricted Common Stock of the Company.

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

Note 9. Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan does not require stockholder approval to be implemented, in the event stockholder approval is obtained on or before August 8, 2014, then incentive stock options could be granted under the Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract described in Note 6.

Note 10. Subsequent Events

The Company’s Management has evaluated subsequent events following the quarter ended September 30, 2013 and there are none except as described herein.

 On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company’s products. Pursuant to said agreement, 2,000,000 restricted shares of the Company’s Common Stock are required to be issued upon execution of the agreement; Under certain conditions, an additional 2,000,000 shares of the Company’s Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. While the managing member of Hemo Manufacturing LLC owns 51% of this entity and the Company owns 49% of this entity, in practicality these ownership percentages only relate to control of the entity and not to our profits and losses of being split.

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

During the third quarter of 2013 and 2012, the Company had $1,620 and $-0-, respectively, of revenues. During the nine months ended September 30, 2013 and nine months ended September 30, 2012, the Company had $3,060 and $-0-, respectively, of revenues.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications and our Chief Executive Officer has been on the Learning Channel to discuss our hemostatic gauze products. We have obtained interest from distributors to sell our hemostatic gauze products to the dental and veterinarian markets. Management believes that operating periods during the last three months of 2013 should begin to see the recommencement of sales.

Total operating expenses for the third quarter of 2013 and 2012 were $831,197 and $40,005, respectively. Our third quarter of 2013 and 2012 net loss was $587,710 and $56,176, respectively. The additional operating expenses incurred in the third quarter of 2013 as compared to the comparable period of the prior year was due to additional stock compensation.

Total operating expenses for the nine months ended September 30, 2013 and 2012 were $958,601 and $126,967, respectively. Our nine months ended September 30, 2013 and 2012 net loss was $748,025 and $182,082, respectively. The additional operating expenses incurred in the nine months ended September 30, 2013 as compared to the comparable period of the prior year was due to additional stock based compensation. Management believes that operating periods during the last three months of 2013 should begin to see an increase in sales and operating expenses. No assurances can be given that our operations will be profitable.

Other income for the three months and nine months ended September 30, 2013 was made up of forgiveness of debt in the amount of &259,041.

Financial Condition, Liquidity and Capital Resources

 As of September 30, 2013, the Company had a negative working capital of approximately $1,050,000 and stockholders’ deficiency of approximately $975,000. Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed $761,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In May 2011, the Company was notified by its distributor that it was terminating the distribution agreement. While the Company, can sell its device as a Class I, the Company was not able, at September 30, 2013, to make a determination as to the continuing impact of both of these notices. (See Note 6.) The report of our auditors on our 2012 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Secured Indebtedness

As set forth in Note 4 herein, the Company owes $490,477 of principal and accrued interest thereon to LeadDog Capital L.P. This loan, which is on a fully secured basis, is currently past due; however, no demand has been made for payment by LeadDog. The Company made an inquiry to LeadDog’s last known, Managing Member, Chris Messalas as to who is the current managing member of LeadDog Capital LP. The Company was advised by Mr. Messalas that Jan Chason, the former chief financial officer of the Company, is now in charge of liquidating LeadDog Capital LP. Mr. Chason has advised the Company that LeadDog Capital disputes the amount the Company shows as owed to it. The Company intends to seek an extension of the notes and to resolve these discrepancies.

Cash Flows

The Company’s cash on hand at September 30, 2013 and December 31, 2012 was $1,909 and $32, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance.

Net cash used in operating activities for the nine months ended September 30, 2013 was $38,123 as compared to $2,127 in the prior year period. For the nine months ended September 30, 2013, our net loss of $748,025 was partially offset by depreciation and amortization of $75,000, interest accrued of $51,525 and stock based compensation of $744,000.

Financing cash flows: Net cash generated from financing of approximated $1,987 and $40,000 in 2012 and 2013, respectively. The cash generated in both periods represent borrowings from LeadDog Capital LP.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements.

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

As of September 30, 2013, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended September 30, 2013, there were no sales of unregistered securities, except as described in Note 5 in the Notes to Financial Statements. The 11.7 million shares of restricted Common Stock which are described in Note 5 and were issued upon the conversion of certain indebtedness to 23 non-affiliated persons, were issued pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933, as amended, inasmuch as no commissions were paid in connection with the exchange of securities.

During the period January 1, 2013 through September 30, 2013, there were no repurchases of the Company’s unregistered securities. See, however, Note 9 under Notes to Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See Note 9 in the Notes to Financial Statements.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Agreement dated May 23, 2013 with Bibicoff and Macinnis (2)

10.2	Consulting Agreement dated August 8, 2013 with Douglas Beplate (2)

21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer and Principal Financial Officer*

32.1	Section 1350 Certificate by Chief Executive Officer and Chief Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (2)

101.SCH	Document, XBRL Taxonomy Extension (**)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (**)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (**)

101.LAB	Linkbase, XBRL Taxonomy Extension (**)

101.PRE	Presentation Linkbase (**)

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
__________
* Filed herewith.
(1) Incorporated by reference to the Company's Registration Statement filed with the SEC on Form SB-1 on June 22, 2006.

(2) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2013.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman
Principal Executive Officer and Acting Principal Financial Officer