Form 10-K
period 2013-12-31
United Health Products, Inc.
filed 2014-04-15
CIK 1096938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

As of June 30, 2013, the number of shares held by non-affiliates was approximately 82,554,000 shares. The approximate market value based on the last sale (i.e. $.04 per share as of June 28, 2013, the last business day of the second quarter) of the Company’s Common Stock was approximately $3,302,160.

The number of shares outstanding of the Registrant’s Common Stock, as of the filing date of this Form 10-K was 102,647,640 after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel.

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“United” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp™, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the dental and medical markets and is pursuing multiple markets for HemoStyp™, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million dollar market.

Recent History of the Company

The Company was a closed-end management investment company that in February 2006 elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, (the “1940 Act”). The Company was originally formed in February 1997 as MNS Eagle Equity Group III, Inc.; however, it conducted no operations until electing to be a BDC through which it provided capital and other assistance to start-up and micro-cap companies. During this time, United acquired and established its initial interest in the medical, pharmaceutical and healthcare industry by acquiring certain intellectual property rights and creating Epic Wound Care, Inc. (“Epic”), which was the Company’s primary operating platform in this industry until that subsidiary was dissolved by the State of Florida and the assets were absorbed by the Company. The Company also completed two minority equity investments in companies that are not strategic to our healthcare strategy.

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

Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through its former wholly-owned subsidiary, Epic. The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

On March 8, 2011, the Company and Epic Wound Car, LLC entered into a global settlement and release agreement (the “Settlement Agreement”) with various parties to resolve disputes regarding the Agreement and Plan of Acquisition, dated May 19, 2009, entered into by the Company in connection with its acquisition of the business and assets of Epic Wound Care, LLC (the “Acquisition Agreement”). The parties had differences of opinion concerning the satisfaction of certain milestones and conditions in the Acquisition Agreement in connection with the release of the escrowed shares mentioned above. The settlement provided for the release of 20 million escrowed shares to the sellers of the business and assets and the contribution of 2 million shares of the Company’s common stock to the capital of the Company (which were cancelled) to facilitate the settlement by certain non-controlling shareholders who provided investment advice to the Company on a regular periodic basis, including investment advice related to the Acquisition Agreement. As a condition to the settlement, the Board of the Directors of the Company waived certain milestones and conditions regarding the release of the escrowed shares as set forth in the Acquisition Agreement and the parties to the Settlement Agreement agreed to mutual releases and to resolve and settle any and all claims, controversies, disputes and causes of action, whether asserted or unasserted, known or unknown, real or potential, or whether in law, equity or otherwise, relating to, arising out of, or in any way concerning the Acquisition Agreement and the escrowed shares, without any admission of fault, liability or wrongdoing on the part of or on behalf of any party.

Primary Strategy

The Company’s gauze products are designed for the wound care market and manufactured to our specifications by a manufacturing agent in China. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. The hemostatic gauze derived from regenerated oxidized/cellulose, which is all natural and designed to absorb exudate/drainage from superficial wounds and helps to control bleeding. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water. After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the hemostatic gauze product to be sold worldwide as well as establishing an international distribution network.

In August 2012, the Company’s manufacturing agent in China of its gauze products which is registered and branded in the United States under the trademark HemoStyp™, received 510(k) approval from the U.S. Food and Drug Administration (“FDA”) to be sold as a Class I device. The Company has the ability to represent to distributors and customers that its gauze products meet all FDA requirements as a Class I device. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets. Our gauze products can be used to stop nose bleeds and for post dialysis treatment and venipuncture.

The Company’s strategy is to engage distributors to market the Company’s gauze products to the various worldwide markets. In 2013, the Company laid an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our first three distributors/partners (covering the dental, U..S. military and worldwide equestrian markets and Australasia). In 2014, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all. See “Item 1A.

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

The Company’s hemostatic gauze product line includes various configurations. The Company’s product line has been developed to address the specific needs of our market segments and our existing customers, including the U.S. military. The Company’s hemostatic gauze product line now includes the following new products:

●	Dental gauze for oral surgery;
●	Four versions of Trauma Gauze™ for battlefield trauma; and
●	Two island dressings to support intravenous procedures.

Sales and Marketing

Our technology is marketed as HemoStyp™ Gauze, but is also available to customers with customized private labeling. We are customer driven. We intend to distribute both nationally and internationally. We intend to service our customers through distributors, sales representatives, industry-specialized telephone support, and the Internet. Our potential customer base includes, without limitation:

●	Hospitals, Clinics, and Physicians
●	EMS, Fire Departments and Other First Responders
●	Public Safety, Police Departments and Military
●	Correctional Facilities
●	Schools, Universities and Day Care Facilities
●	Nursing Homes and Assisted Living Environments
●	Home Care Providers
●	Dental offices
●	Sports Medicine Providers
●	Veterinarians
●	Municipalities and Government Agencies and
●	Occupational and Industrial Healthcare Professionals

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

In August 2013, we entered into a consulting agreement with Douglas Beplate for the exclusive purpose of retaining his services to develop and market our hemostatic gauze products. As a result of Mr. Beplate’s efforts, we have succeeded in obtaining distribution/partner agreements for the dental, equestrian and U.S. military markets as well as Austalasia. In November 2013, our Board of Directors asked Mr. Beplate to become Chief Operating Officer of the Company, a position he accepted. Management believes that we will enter into other distribution agreements for territories in the United States and in International markets in 2014, although no assurances can be given in this regard. See “Item 1A.”

Manufacturing and Packaging of our Products

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company’s products. Hemo Manufacturing is responsible for overseeing quality control of products at our overseas (non-exclusive) manufacturer in China as well as the packaging and labeling of our products for distribution. Pursuant to said agreement, 2,000,000 restricted shares of the Company’s Common Stock were issued upon execution of the agreement. Under certain conditions, an additional 2,000,000 shares of the Company’s Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. While the managing member of Hemo Manufacturing LLC owns 51% of this entity and the Company owns 49% of this entity, in practicality these ownership percentages only relate to control of the entity and not to our profits and losses of being split.

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

On April 29, 2010, the Company’s then wholly-owned subsidiary, Epic Wound Care, Inc., submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration (“FDA”). On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. In August 2012, our non-affiliated manufacturing agent in China had its Section 510(k) pre-market notification approved as a Class I device as described herein.

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

PATENTS AND TRADEMARKS

In September 2012, the Company announced that its hemostatic gauze products were granted patent protection by the U.S. Patent and Trademark Office. Also, the Company has trademark protection for HemoStyp®. However, if our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected. Our success depends in part on our ability to defend our intellectual property rights. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may seek to challenge, invalidate or circumvent our intellectual property rights. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our patent in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products.

EMPLOYEES

As of December 31, 2013, we have no employees of the Company. The Company’s Chief Executive Officer, Dr. Phillip Forman, currently has no employment contract and is devoting such time to the Company’s affairs as is necessary for the fulfillment of his duties. Douglas Beplate, our Chief Operating Officer, has a consulting agreement which was entered into with the Company prior to him becoming Chief Operating Officer. In 2014, we anticipate hiring staff and executives as our operations increase.

ITEM 1A. RISK FACTORS

We are engaged in the sale and distribution of hemostatic gauze products to stop superficial bleeding. As we develop our business, there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and may continue to lose money in the future.

For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, the Company had a net loss of $(1,126,366), $(281,413), $(1,588,362), $(2,895,602) and $(910,007), respectively. While the Company’s hemostatic gauze products have 510(k) FDA approval from the FDA for our manufacturing agent in China to manufacture these products, we can provide no assurances that our operations will be profitable in the future.

We have limited operating history. Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.

We have limited operating history, which makes it difficult for potential investors to evaluate our business or prospective operations. Our business plan is to develop the U.S. and International market for the sale of our hemostatic gauze product line. Our plans are subject to all of the risks inherent in the financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in our Company in light of the uncertainties frequently encountered by companies developing markets for new products. We may never overcome these obstacles. In addition, our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

We currently have a working capital deficit, minimal cash and limited sales of our products. As result of the Company’s financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

No guarantee of market acceptance.

Our success is dependent on market acceptance of our hemostatic gauze products. We cannot assure you that healthcare market professionals will conclude that our hemostatic gauze products are useful and/or safe. We cannot assure you that our hemostatic gauze products will ultimately achieve or maintain significant market acceptance among distributors, patients, physicians, or healthcare payers in general.

We are dependent upon strategic relationships and distribution agreements to conduct our operations.

To market and sell our hemostatic gauze products business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations. To date, we have entered into distribution/partner agreements for the dental, equestrian and military markets as well as for Australasia for our hemostatic gauze products. We can provide no assurances that additional distribution agreements will be entered into on terms satisfactory to us, if at all or that our operations will be profitable as a result of these distribution agreements.

We could experience difficulties in our supply chain.

We do not maintain our own manufacturing facilities. Our exclusive contract manufacturer oversees the manufacture of our hemostatic gauze products through a manufacturing agent in China on a non-exclusive basis, which agent has obtained 510(k) approval with the FDA for the manufacturing of the Company’s hemostatic gauze products as a Class 1 device. If the Company’s manufacturing agent in China should experience difficulties in the process of manufacturing, such as changes in environmental regulations, rising wages, late deliveries, shortages of components or raw materials, cash problems or excessive transport costs, there would be an adverse impact on our ability to generate revenue. Our contract manufacturer is also responsible for quality control in China and overseeing the packaging and labeling of our products for distribution. We are dependent upon the services of our contract manufacturer to perform its obligations in a satisfactory manner.

We are currently dependent on one hemostatic gauze product line to generate income.

The Company’s hemostatic gauze product line is currently our only product line from which we can derive revenue. Lack of success in developing a commercial market for this product line will materially adversely affect our operations.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to interpret market data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. We will have to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain additional key management personnel and enter into satisfactory employment and other agreements, our business may be adversely affected.

We may not be able to adequately protect our technologies or intellectual property rights.

Our commercial success will depend in part on maintaining patent protection and trade secret protection of our technologies as well as successfully defending our intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

RISKS RELATING TO OUR SECURED DEBT AND RECENTLY COMMENCED LITIGATION

LeadDog Capital LP is our secured lender and we are currently in default.

As of December 31, 2013, our books and records indicate that we owe approximately $ 504,603 in principal and accrued interest thereon to our secured lender, LeadDog Capital LP. This indebtedness could lead to material adverse consequences to the Company, its business plans and potential results of operations.

The Company has commenced a lawsuit against LeadDog Capital LP, our secured lender, LeadDog Capital Markets, a company under common control with our secured lender, Christopher Messalas, the control person of the aforementioned entities, and Jan Chason, the chief liquidator of LeadDog Capital LP and our former Chief Executive Officer.

As described in Item 3 below, the Company has a pending lawsuit against LeadDog Capital LP, our secured lender, LeadDog Capital Markets, a company under common control with our secured lender, Christopher Messalas, the control person of the aforementioned entities, and Jan Chason, the chief liquidator of LeadDog Capital LP and our former Chief Executive Officer. This lawsuit may cause the defendants to file one or more counterclaims against the Company and for LeadDog Capital LP to seek to foreclose on its secured debt. No assurances can be given that this lawsuit will have a favorable outcome for the Company or that such outcome will not materially adversely affect our operations. See “Item 3” below.

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

There is currently established market for our common stock and we cannot ensure that one will ever develop or be sustained.

The Company’s common stock is available for trading on the OTCQB. While our common stock has an average daily trading volume as of February 25, 2014, of approximately 130,000 shares, Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any properties at this time and it is utilizing the offices of its securities counsel, Morse & Morse, PLLC, on a temporary basis at its principal executive office location for SEC reporting purposes. As the Company’s financial condition permits, the Company will seek to obtain a permanent leased facility in the New York Metropolitan area.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as described below. On November 8, 2013, United Health Products, Inc. filed a Complaint in the Second Judicial District Court, State of Nevada, County of Washoe, against defendants LeadDog Capital LP, LeadDog Capital Markets LLC, Chris Messalas and Jan Chason, the Company’s former Chief Financial Officer. The Company alleges that the defendants engaged in a course of conduct to divert funds from the Company for unauthorized purposes and to fraudulently induce the Company to issue common stock to some or all of the defendants. It is also alleged that as part of the defendants’ conduct, the Company’s secured lender, LeadDog Capital LP, made a series of loans, evidenced by promissory notes, to the Company from 2010 through 2012 and that, as a result of these loans, LeadDog Capital LP gained undue control over the business affairs of the Company and as a result of this undue control, funds borrowed from LeadDog Capital LP were diverted to other portfolio healthcare companies to which the hedge fund had made loans through the actions of defendants, Jan Chason and Chris Messalas. The relief sought by the Company includes, without limitation, the cancellation of funds owed to LeadDog Capital LP, the return of shares of common stock issued to one or more defendants for cancellation as well as damages.

ITEM 4. MINE SAFETY DISCLOSURES

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

	High	Low

For Year Ended 2013
First Quarter	$0.05	$0.03
Second Quarter	0.18	0.04
Third Quarter	0.18	0.08
Fourth Quarter	0.24	0.08

For Year Ended 2012
First Quarter	$0.05	$0.01
Second Quarter	0.04	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.03

(b) Holders

As of the filing date of this Form 10-K, there were approximately 159 holders of record of our issued and outstanding 102,647,640 shares of common stock after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the period January 1, 2013 through December 31, 2013, there were no issuances of the Company’s unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Fiscal 2013	Common Stock	11,706,007 Shares	Conversion of $351,000 of indebtedness; no commission paid	Section 3(a)(9)	(1)
Oct. 2013	Common Stock	2,000,000 Shares	Non-cash consulting expense of $240,000; no commissions paid	Section 4(2)	Not applicable
Dec. 2013	Common Stock	187,500 Shares	Conversion of $15,000 of debt; no commissions paid	Section 2(a)(9)	Not applicable
___________________
(1) Reflects debt of approximately $351,000 which automatically converted into 11,706,007 on March 31, 2012, but were not issued until June 2013. Exemption for this issuance is under Section 3(a)(9) of the Securities Act.

During the period January 1, 2013 through December 31, 2013, there were repurchases of the Company’s unregistered securities. However, Dr. Forman voluntarily surrendered to the Company his 2,750,000 options and 2,090,000 shares of Common Stock.

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

OVERVIEW

United Health Products, Inc. (“United” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp™, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the dental and medical markets and is pursuing multiple markets for HemoStyp™, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million dollar market.

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

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. The report of our auditors on our financial statements for the year ended December 31, 2013 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2013 versus year ended December 31, 2012

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

During 2013 and 2012, the Company had revenues of $3,060 and $-0-, respectively. Total operating expenses for 2013 and 2012 were $1,319,767 and $207,018, respectively. Our 2013 and 2012 net loss was $(1,126,366) and $(281,413), respectively. In 2013, the Company recorded stock based compensation of $975,270 which pertained to establishing manufacturing and distribution of our hemostatic gauze products. Of the $975,270, $744,000 pertained to a consulting agreement with Douglas Beplate, who is assisting the Company in attempting to establish distribution of our hemostatic gauze products. Subsequent to the execution of the consulting agreement, Mr. Beplate agreed to serve as Chief Operating Officer of the Company.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. We have entered into distribution agreements for our hemostatic gauze products to be sold in Australasia and in the equestrian, dental and U.S. military markets. The Company is also seeking a distribution agreement for the dialysis market although no assurances can be given that the Company will be successful in its efforts. In March 18, 2014, Douglas Beplate, the Registrant’s Chief Operating Officer, appeared before the Wall Street Analyst Forum and spoke to institutional investors who attended the conference. At the meeting, Mr. Beplate projected 2014 and 2015 revenues of the Company to be in excess of $5 million and $20 million, respectively. There can be no assurance that these projections will be achieved by the Company.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2013, the Company had a negative working capital of $1,172,000  and stockholders’ deficiency of $1,122,000 . Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed funds principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company’s application for the designation of the Epic product as a Class III device was insufficient, which resulted in the halt to sales by our distributor. The report of our auditors on our 2013 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at December 31, 2013 and December 31, 2012 was $1,855 and $32, respectively.

During fiscal 2013 and fiscal 2012, the Company had net cash used in operating activities of $(118,798) and $(2,181), respectively. Fiscal 2013 includes stock based compensation of $975,269, interest accrued of $68,702, amortization of $100,000, an increase in proceeds from related parties of $120,621 and a decrease in accounts payable of $136,403. Fiscal 2012 includes increased stock based compensation of $40,000, interest accrued of $74,395, amortization of $100,000 and an increase in payables of $64,837. Cash flow from financing activities in fiscal 2013 and fiscal 2012 resulted in cash being provided of $120,621 and $1,987, respectively. During fiscal 2013 and 2012, the Company received proceeds from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we have no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of United Health Products, Inc.

We have audited the accompanying consolidated balance sheets of United Health Products, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2013.  United Health Products, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2014

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and Cash Equivalents	$1,855	$32
Inventory	33,651	0

Total current assets	35,506	32

Other Assets
Intangible Assets, Net	50,000	150,000

TOTAL ASSETS	$85,506	$150,032

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$285,457	$770,695
Liabiliy for unissued shares	160,543	496,723
Notes payable - related parties	625,224	448,099
Other current liabilites	136,106	123,905

Total current liabilities	1,207,330	1,839,422

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 102,260,140 and 84,644,133 Shares Issued and
Outstanding at December 31, 2013 and December 31, 2012, respectively	102,260	84,644
Additional Paid-In Capital	6,299,869	4,623,553
Accumulated Deficit	(7,523,953)	(6,397,587)

Total Stockholders' Deficiency	(1,121,824)	(1,689,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$85,506	$150,032

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations

	For the twelve Months Ended December 31,
	2013	2012

Revenues	$3,060	$-

Operating Costs and Expenses
Amortization of Intangibles	100,000	100,000
Selling, general and administrative expenses	1,219,767	107,018

Total Operating Expenses	1,319,767	207,018

Loss from Operations	(1,316,707)	(207,018)

Other income (expenses)
Other income	259,043	-
Interest Expense, Net	(68,702)	(74,395)

Total other income (expense)	190,341	(74,395)

Net Loss	$(1,126,366)	$(281,413)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	94,403,138	83,368,821

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the twelve Months Ended December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2012	80,840,394	80,840	4,510,882	(6,116,174)	(1,524,452)

Issuance of Common Stock in connection with conversion of indebtedness to related party	2,453,739	2,454	55,021		57,475

Issuance of Common Stock in connection with services	350,000	350	18,650		19,000

Issuance of Common Stock in connection with services, resignations and forfeited options	1,000,000	1,000	39,000		40,000

Net Loss				(281,413)	(281,413)

Balance at December 31, 2012	84,644,133	84,644	4,623,553	(6,397,587)	(1,689,390)

Issuance of Common Stock in connection with conversion of indebtedness to related party	11,706,007	11,706	339,474		351,180

Forfeiture of shares	(2,090,000)	(2,090)	2,090		-

Issuance of Common Stock in connection with Services	8,000,000	8,000	967,269		975,269

Capital contributed			367,483		367,483

Net Loss				(1,126,366)	(1,126,366)

Balance at December 31, 2013	102,260,140	102,260	6,299,869	(7,523,953)	(1,121,824)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Twelve Months Ended December 31,

	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(1,126,366)	$(281,413)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	100,000	100,000
Interest accrued	68,702	74,395
Issuance of Stock Based Compensation	975,269	40,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	(136,403)	64,837

Net Cash Used In Operating Activities	(118,798)	(2,181)

Cash Flows from Financing Activities:
Proceeds from Related Parties	120,621	1,987

Increase (Decrease) in Cash and Cash Equivalents	1,823	(194)
Cash and Cash Equivalents - Beginning of period	32	226

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,855	$32

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$351,180	$104,109

Issuance of Common Stock in connection with Services	$975,269	$-

Capital contributed	$367,483	$-

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (formerly United EcoEnergy Corp.) (“United” or the “Company”) is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. The Company produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact. Epic Wound Care, Inc. (“Epic”), the Company’s principal operating subsidiary, was dissolved by the State of Florida and, accordingly, all operations are now directly in the Company.

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

Note 2. Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Epic Wound Care, Inc. (which was recently dissolved by the State of Florida), as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities. Management believes the Company is no longer subject to income examinations for years prior to 2010.

As of December 31, 2013, the Company has approximately $6.1 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (8,150,000 options and 1,698,378 warrants at December 31, 2012 and 2,650,000 options and 1,698,378 warrants at December 31, 2013), is anti-dilutive.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

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

Note 3. Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through the then wholly-owned subsidiary, Epic Wound Care, Inc. (“Epic”). The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock, of which 20 million shares were escrowed with the voting rights controlled by the Company pending attainment of certain performance targets over 18 months from the closing date of the transaction. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

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

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $100,000 in both 2013 and 2012.

Note 4. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$448,099	$409,398
New borrowings at 16% interest rate	-	1,987
Interest accrued	56,504	56,039
Amortization of loan discount	-	-
Redemption of indebtedness by the issuance shares of common stock	-	(19,325)
Repayment	-	-
Balance at end of period	$504,603	$448,099

At December 31, 2013 and 2012, notes payable – related parties includes unpaid interest of $152,952 and $96,448, respectively. In 2011, the Board authorized the issuance of 1,000,000 shares to LeadDog Capital Markets LLC to extend the maturity dates of the outstanding loans to December 2012. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. These notes were not paid on December 31, 2012 and no demand has been made for payment. LeadDog has advised the Company that a discrepancy exists as to the amount of monies owed to them. In November 2013, the Company commenced a lawsuit against LeadDog Capital LP and its affiliates seeking to cancel the indebtedness and the return for cancellation of all securities issued to LeadDog Capital LP and its affiliates.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

In addition, an officer of the Company loaned approximately $120,000 to the Company to cover operating expenses with no repayment terms or interest charge.

Note 5. Issuances of Securities

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

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors as described in “Note 8.” In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,314. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543. In each case the subscription price is payable pursuant to promissory notes payable with interest at 1.5% quarterly and due February 21, 2016. These shares won’t be issued until the promissory notes are paid in full.

In May 2013, the Company issued a $15,000 promissory note to MayerMeinberg for accounting and relating services rendered. The note was converted in December 2013 at $.08 per share into 187,500 shares, which shares were issued in January 2014.

Enterprise Partners LLC made loans to the Company prior to 2009. These monies which totaled $175,781 plus accrued interest of $175,399.20 were transferred to Beplate & Associates on or about December 1, 2011. These notes automatically converted into 11,706,007 shares on March 31, 2012 and the shares were issued in June 2013.

In July 2013, Dr. Forman voluntarily surrendered his ownership of 2,750,000 options and 2,090,000 shares of Common Stock of the Company.

In August 2013, the Company entered into a consulting agreement with Douglas Beplate. Pursuant to said agreement, the Company retained Mr. Beplate for the exclusive purpose of developing and marketing its hemostatic gauze products. A signing bonus of 6,000,000 shares of Common Stock which resulted in recording compensation expense of $744,000 was agreed upon and was issued pursuant to the Company’s 2013 Employee Benefit and Consulting Services Compensation Plan. These 6,000,000 shares were issued in September 2013 after the Plan was filed with the Securities and Exchange Commission on Form S-8. In the event sales of the Company’s hemostatic gauze products exceed $10 million, the Company is required to pay Mr. Beplate a cash commission of ½ of 1% on all sales achieved by the Company.

On October 1, 2013, the Company entered into an operating agreement with Hemo Manufacturing LLC as described under “Note 8.” Pursuant to said agreement, the Company issued 2,000,000 shares of restricted Common Stock valued at $231,270 to the managing member of Hemo Manufacturing LLC.

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

Note 7. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as described below. On November 8, 2013, United Health Products, Inc. filed a Complaint in the Second Judicial District Court, State of Nevada, County of Washoe, against defendants LeadDog Capital LP, LeadDog Capital Markets LLC, Chris Messalas and Jan Chason, the Company’s former Chief Financial Officer. The Company alleges that the defendants engaged in a course of conduct to divert funds from the Company for unauthorized purposes and to fraudulently induce the Company to issue common stock to some or all of the defendants. It is also alleged that as part of the defendants’ conduct, the Company’s secured lender, LeadDog Capital LP, made a series of loans, evidenced by promissory notes, to the Company from 2010 through 2012 and that, as a result of these loans, LeadDog Capital LP gained undue control over the business affairs of the Company and as a result of this undue control, funds borrowed from LeadDog Capital LP were diverted to other portfolio healthcare companies to which the hedge fund had made loans through the actions of defendants, Jan Chason and Chris Messalas. The relief sought by the Company includes, without limitation, the cancellation of funds owed to LeadDog Capital LP, the return of shares of common stock issued to one or more defendants for cancellation as well as damages.

Note 8. Material Agreements and Other Matters

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

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors. The agreement became effective May 1, 2013 and terminates on October 30, 2014. If the agreement is not terminated by September 1, 2014, the agreement will convert to a month-to-months basis after October 2014 until cancelled with 60 days prior written notice. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement with Bibicoff also requires the payment of certain fees to Bibicoff in connection with financing transactions. In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,315. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543 (see note 5 above).

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company’s products. Pursuant to said agreement, 2,000,000, valued at $231,270, restricted shares of the Company’s Common Stock were issued. Under certain conditions, an additional 2,000,000 shares of the Company’s Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits.

In 2013, the Company entered into distribution agreements for Australasia and the military and the equestrian, dental and U.S. military markets.

In August 2013, the Company entered into a consulting agreement with Douglas Beplate. Pursuant to said agreement, the Company retained Mr. Beplate for the exclusive purpose of developing and marketing its hemostatic gauze products. A signing bonus of 6,000,000 shares of Common Stock which resulted in recording compensation expense of $744,000 was agreed upon and was issued pursuant to the Company’s 2013 Employee Benefit and Consulting Services Compensation Plan. These 6,000,000 shares were issued in September 2013 after the Plan was filed with the Securities and Exchange Commission on Form S-8. In the event sales of the Company’s hemostatic gauze products excel $10 million, the Company is required to pay Mr. Beplate a cash commission of ½ of 1% on all sales achieved by the Company.

In August 2013, the Company entered into an agreement with Melwood Partners. Pursuant to said agreement, the Company agreed to remove the restrictive legend on 250,000 shares owned by Melwood Partners and Melwood Partners agreed to cancel all cash and stock compensation owed to it by the Company. The Company agreed to enter into a new marketing agreement with Melwood Partners within 45 days on terms to be mutually agreed upon, however no said agreement has been entered into as of the filing date of this Form 10-K.

Note 9. Other Current Liabilities

As of December 31, 2013, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $136,100 in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

In October 2010, in connection with the issuance of one of these notes due in November 2010, with a face value of $75,000, the Company also issued 250,000 shares of common stock. The discount attributable to the issuance of common stock ($20,100) was expensed over the period the debt was to be outstanding. The allocation was based upon the relative fair values of the securities issued in the transaction.

Note 10. Board Resignations

On December 10, 2012, the Company entered into a Resignation Agreement with Jan E. Chason. Pursuant to said agreement, Mr. Chason agreed to release the Company from all monies owed to him, except for $50,000 which shall be paid to him without interest or deduction therefrom on December 11, 2013. Mr. Chason, who owned 1,000,000 shares of Common Stock at the time of his execution of said agreement, received an additional 500,000 shares of restricted Common Stock for a total of 1,500,000 shares, subject to a 9-month lockup through September 11, 2013. As part of the consideration for this transaction, Mr. Chason also agreed to cancel any outstanding warrants or options owned by him. See “Note 7” regarding a lawsuit filed by the Company against Mr.Chason.

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

Note 11. Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan does not require stockholder approval to be implemented, in the event stockholder approval is obtained on or before August 8, 2014, then incentive stock options could be granted under the Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract described in Note 8.

A summary of the activity under the 2013 Employee Benefit and Consulting Services Compensation Plan as of December 31, 2013, and changes during the year then ended is presented below:

Options

Outstanding at January 1, 2013	7,025,000

Forfeited	(4,875,000)

Outstanding at December 31, 2013	2,150,000

Note 12. Subsequent Events

On January 18, 2014, the Company entered into a consulting agreement with Steve Z. Safran to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement an option to purchase an additional 300,000 shares of stock at $0.12 per share.

The Company’s Management has evaluated subsequent events through April 15, 2014 and there are none except as described herein.

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

As of December 31, 2013, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (“GAAP”) and tax accounting expertise. Also, the Company did not timely file its reports or Form 10-K with the SEC for the years ended December 31, 2012 and 2011. These control deficiencies did not result in audit adjustments to the Company’s 2012 annual or interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the quarter ended December 31, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Dr. Phillip Forman	54	Chief Executive Officer, President, Acting Chief Financial Officer and Chairman of the Board
Douglas K. Beplate	59	Chief Operating Officer
Nate Knight	64	Chief Financial Officer, Secretary, Treasurer and Director
Dr. John V. Capotorto	54	Director

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

Douglas K. Beplate, Chief Operating Officer of the Company since November 2013. Mr. Beplate has been working on the development and marketing of the Hemostyp gauze since 2010. Mr. Beplate’s present responsibilities include daily operations and oversight of sales, marketing, product development and intellectual property. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

Nate Knight, a director of the Company since December 2012 and an executive officer of the Company since 2013, brings to the Company years of business experience and knowledge of the Company’s HemoStyp™ product. Mr. Knight was a principal in Med Spring, Inc., the Company that originally developed the HemoStyp™ gauze products prior to the Company’s acquisition of the rights to same. Mr. Knight has been a public accountant for over 30 years and has owned and operated his own accounting business. Mr. Knight previously held a Series 7 license and since February 2012, he has been employed by an internal auditor with Prime Alliance Bank. Between 2004 and 2010, Mr. Knight served as Chief Financial Officer of MedSpring Group Inc., a privately owned medical device company. Mr. Knight with his extensive accounting experience and particular knowledge of the Company’s HemoStyp™ product line as well as its potential applications, makes his an ideal candidate to continue to serve on our Board of Directors as an independent director.

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

Committees

In the past, the Board of Directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. However, with all the changes occurring in the Board of Directors since the beginning of 2011, the Company has no current committees in place as of the filing date of this Form 10-K. The Company intends in the future to expand the Board and to form audit, compensation and nominating committees consisting of one or more independent directors. As of the filing date of this Form 10-K, while the Board of Directors has no committees, John Capotorto is an independent directors of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Capotorto would not be deemed to be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. In 2013, each of the officers and directors of the Company except for Dr. John Capotorto had a late Form 3, Form 4 or Form 5 late filing.

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

ITEM 11. EXECUTIVE COMPENSATION

In July 2013, Dr. Phillip Forman voluntarily cancelled 2,750,000 options and 2,090,000 shares of Common Stock of the Company owned by him. In the third quarter of 2013, Dr. Forman also agreed to cancel $285,100 of accrued salary.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2013 and 2012 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2013; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2013 with compensation during fiscal year ended 2013 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2013.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)
Dr. Phillip Forman (4)	2013	$15,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chief Executive Officer	2012	$60,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000

Douglas Beplate (5)	2013	$-0-	$-0-	$744,000	$-0-	$-0-	$-0-	$-0-	$744,000
Chief Operating Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
_____________________
(1)
FASB ASC Topic 718 requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FASB ASC Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Includes accrued compensation of $15,000 as of December 31, 2013.

(5)
In August 2013, Mr. Beplate, prior to becoming Chief Operating Officer, agreed to work to establish a market distribution for our hemostatic gauze products. At that time, Mr. Beplate received 6,000,000 shares of Common Stock, which resulted in a charge to operations in the amount of $744,000.

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

Except as described above regarding the cancellation of certain options by Dr. Forman, no outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2011 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Employment Arrangement

Since fiscal 2011, Dr. Forman is receiving an accrued salary of $5,000 per month. However, during 2013, Dr. Forman agreed to cancel his accrued salary of $285,100 through September 30, 2013 and to accrue his 2013 fourth quarter salary of $15,000.

Consulting Agreement

In August 2013, we entered into a consulting agreement with Douglas Beplate for the exclusive purpose of retaining his services to develop and market our hemostatic gauze products. As a result of Mr. Beplate’s efforts, we have succeeded in obtaining distribution/partner agreements for the dental, equestrian and U.S. military markets as well as Austalasia. In November 2013, our Board of Directors asked Mr. Beplate to become Chief Operating Officer of the Company, a position he accepted. In 2014, Management intends to enter into an employment agreement with Mr. Beplate to supersede the terms of his consulting agreement.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested

Phillip Forman	-0-	-0-	-0-	N/A	N/A	-0-	N/A	-0-	N/A

Douglas Beplate	-0-	-0-	-0-	N/A	N/A	6,000,000	N/A	-0-	N/A

N/A – Not applicable

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

During fiscal 2013, the Company did not grant any of its directors cash, securities or other remuneration for serving on the Board.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the filing date of this Form 10-K, the Company had outstanding 102,647,640 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage

Dr. Phillip Forman	-0-	-0-
Dr. John Capotorto	-0-	-0-
Nate Knight	349,000	*
Douglas K. Beplate	246,000	*
All directors and officers as a group (four persons)	595,000	*
________________
* Represents less than 1%

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

Securities Authorized for Issuance under Equity Compensation Plans.

On February 23, 2011, the Board of Directors approved, subject to stockholder approval, the 2011 Employee Director and Consultant Incentive Plan. There are 6,000,000 shares reserved for issuance under the Plan. Since stockholder approval of this Plan was not obtained, the Plan was cancelled. In addition, the Company also granted outside of the Plan, 11,725,000 options to directors and consultants that expire in 2015 and 2016. As described under Item 13, Jan Chason, who had 3,500,000 options granted and Michael Wiechnik who had 700,000 options issued, agreed to cancel their options in December 2012. In July 2013, Dr. Forman agreed to cancel 2,750,000 options owned by him. Accordingly, as of December 31, 2013, there were options to purchase 2,650,000 shares of the Company’s Common Stock outstanding under the Company’s 2011 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference is Item 13 from the Company’s Form 10-K filed for the fiscal year ended December 31, 2012 for a description of certain transactions with affiliated and non-affiliated parties.

Transactions with Affiliates in 2013

Enterprise Partners LLC made loans to the Company prior to 2009. These monies which totaled $175,781 plus accrued interest of $175,399.20 were transferred to Beplate & Associates on or about December 1, 2011, which in turn were transferred to 22 non-affiliated assignees. These notes automatically converted into 11,706,007 shares on March 31, 2012; however, the 11,701,007 shares were belatedly issued in June 2013.

In July 2013, Dr. Phillip Forman agreed to cancel 2,750,000 options and 2,090,000 shares of Common Stock of the Company owned by him.

In August 2013, we entered into a consulting agreement with Douglas Beplate for the exclusive purpose of retaining his services to develop and market our hemostatic gauze products. As described elsewhere in this Form 10-K, Mr. Beplate received 6,000,000 shares of Common Stock in connection with this agreement.

During 2013, an officer advanced $120,621 to the Company. This is reflected in these financial statements in note payable – related party.

Director Independence

John Capotorto is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our independent registered accountants and the following table sets forth the fees billed by then for fiscal 2013 and 2012 for the categories of services indicated.

	Year Ended December 31,
	2013	2012

Audit fees	$20,000	$35,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated May 11, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Agreement dated May 23, 2013 with Bibicoff & Macinnis (2)

10.2	Consulting Agreement dated August 8, 2013 with Douglas Beplate (2)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Chief Executive Officer*

32.2	Section 1350 Certificate by Chief Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (2)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)
_______________
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

/s/ Phillip Forman
Dated: April 15, 2014	Dr. Phillip Forman
Principal Executive Officer, President and Chairman of the Board

Dated: April 15, 2014	/s/ Dr. John Capotorto
Dr. John Capotorto
Director

Dated: April 15, 2014	/s/ Nate Knight
Nate Knight
Principal Financial Officer, Secretary, Treasurer and Director