Form 10-Q
period 2014-03-31
United Health Products, Inc.
filed 2014-05-20
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

_____________________________________________________________
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

The number of shares outstanding of the Registrant’s Common Stock, as of the filing date of this Form 10-Q was 102,647,640 after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$10,828	1,855
Accounts Receivable	8,158	0
Prepaid expenses	12,394	0
Inventory	12,308	33,651

Total current assets	43,688	35,506

Other Assets
Intangible Assets, Net	25,000	50,000

TOTAL ASSETS	$68,688	$85,506

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$303,741	285,457
Liability for unissued shares	145,543	160,543
Notes payable - related parties	698,186	625,224
Other current liabilities	139,157	136,106

Total current liabilities	1,286,627	1,207,330

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 102,647,640 and 102,260,140 Shares Issued and
Outstanding at March 31, 2014 and December 31, 2013, respectively	102,648	102,260
Additional Paid-In Capital	6,369,728	6,299,869
Accumulated Deficit	(7,690,315)	(7,523,953)

Total Stockholders' Deficiency	(1,217,939)	(1,121,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$68,688	$85,506

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues - see "Backlog under "Item 2"	$146,773	$-

Cost of goods sold	43,187	-

Gross profit	103,586	-

Operating Costs and Expenses
Amortization of Intangibles	(25,000)	(25,000)
Selling, general and administrative expenses	(227,773)	(15,053)

Total Operating Expenses	(252,773)	(40,053)

Loss from Operations	(149,187)	(40,053)

Other expenses
Interest Expense, Net	(17,175)	(17,175)

Total expenses	(17,175)	(17,175)

Net Loss	$(166,362)	$(57,228)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	102,518,473	84,644,133

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Stockholders' Deficiency
For the Three Months Ended March 31, 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2014	102,260,140	$102,260	$6,299,869	$(7,523,953)	$(1,121,824)

Issuance of Common Stock in connection with services	200,000	200	33,800		34,000

Stock options granted in connection with services	-	-	21,247		21,247

Issuance of Common Stock in connection with settlement of note payable	187,500	188	14,812		15,000
Net Income				(166,362)	(166,362)

Balance at March 31, 2014	102,647,640	$102,648	$6,369,728	$(7,690,315)	$(1,217,939)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(166,362)	$(57,228)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	25,000	25,000
Interest accrued	17,175	17,175
Issuance of stock	34,000	-
Stock options expensed	8,853	-
Changes in assets and liabilities:
Accounts Receivable	(8,158)	-
Inventory	21,343	-
Accounts Payable and Accrued Expenses	18,284	15,021

Net Cash Used In Operating Activities	(49,865)	(32)

Cash Flows from Financing Activities:
Proceeds from Related Parties	58,838	-

Increase (Decrease) in Cash and Cash Equivalents	8,973	(32)
Cash and Cash Equivalents - Beginning of period	1,855	32

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,828	$-

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock to settle debt	$15,000	$-

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (formerly United EcoEnergy Corp.) (“United” or the “Company”) is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. The Company produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact. Epic Wound Care, Inc. (“Epic”), the Company’s principal operating subsidiary, was dissolved by the State of Florida on September 23, 2011 and, accordingly, all operations are now directly in the Company.

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

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2013 filed with the Securities and Exchange Commission on Form 10-K in April 2014.

Note 2. Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Epic Wound Care, Inc. (which was dissolved by the State of Florida on September 23, 2011), as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (2,450,000 options and 1,698,378 warrants at March 2014), is anti-dilutive.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

The Company has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Consolidated Financial Statements.

Note 3. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

	Quarter Ended March 31,
	2014	2013
Balance at beginning of period	$504,603	$448,099
Interest accrued	14,126	14,126
Balance at end of period	$518,729	$462,225

At March 31, 2014 and 2013, notes payable – related parties includes unpaid interest of $167,078 and $110,574, respectively. In 2011, the Board authorized the issuance of 1,000,000 shares to LeadDog Capital Markets LLC to extend the maturity dates of the outstanding loans to December 2012. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. These notes were not paid on December 31, 2012 and no demand has been made for payment. LeadDog has advised the Company that a discrepancy exists as to the amount of monies owed to them. In November 2013, the Company commenced a lawsuit against LeadDog Capital LP and its affiliates seeking to cancel the indebtedness and the return of shares of common stock issued to one or more defendants for cancellation of all securities issued to LeadDog Capital LP and its affiliates. See Note 6.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

In addition, an officer of the Company has loaned approximately $180,000 to the Company to cover operating expenses with no repayment terms or interest charge.

Note 4. Issuances of Securities

On January 18, 2014, the Company entered into a consulting agreement with Steven Z. Safran to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement granted an option to purchase an additional 300,000 shares of stock at $0.12 per share from an outside investor.

Note 5. Fair Value Measurements

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

Note 6. Litigation

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

Note 7. Material Agreements and Other Matters

As discussed in Note 5, the Company entered into an agreement with Steven Z. Safran as a consultant. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement granted an option to purchase an additional 300,000 shares of stock at $0.12 per share from an outside investor. This agreement shall commence January 18, 2014 and shall expire July 17, 2014.

Note 8. Other Current Liabilities

As of March 31, 2014, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $139,000 in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

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

In the past, the Company has granted options to officers, directors, employees and/or consultants outside of a stock option plan. The following is a summary of changes to the Company’s outstanding stock options which were not granted under the aforementioned 2013 Plan:

Options

Outstanding at January 1, 2014	2,150,000

Granted	-

Outstanding at March 31, 2014	2,150,000

Note 10. Subsequent Events

The Company’s Management has evaluated subsequent events through May 16, 2014 and there are none except as described herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with SEC on April 15, 2014.

OVERVIEW

The Company develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp™, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the dental and medical markets and is pursuing multiple markets for HemoStyp™, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million dollar market.

Manufacturing and Packaging of our Products

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company’s products. Hemo Manufacturing is responsible for overseeing quality control of products at our overseas (non-exclusive) manufacturer in China as well as the packaging and labeling of our products for distribution. Pursuant to said agreement, 2,000,000 restricted shares of the Company’s Common Stock were issued upon execution of the agreement. Under certain conditions, an additional 2,000,000 shares of the Company’s Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates recording all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. While the managing member of Hemo Manufacturing LLC owns 51% of this entity and the Company owns 49% of this entity, in practicality these ownership percentages only relate to control of the entity and not to our profits and losses of being split.

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

The Company’s strategy is to engage distributors to market the Company’s gauze products to the various worldwide markets. In 2013, the Company laid an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our first three distributors/partners (covering the dental, U.S. military and worldwide equestrian markets and Australasia). In 2014, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

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

Results of Operations

Three Months ended March 31, 2014 versus Three Months ended March 31, 2013

During the first quarter of 2014 and 2013, the Company had $146,773 and $0 of revenues, respectively. The increase of $146,773 was due to two new distribution agreements. Total operating expenses for the first quarter of 2014 and 2013 were $252,773 and $40,053, respectively. The increase of $212,720 related to the increase in operating activities during the quarter. Our first quarter of 2014 and 2013 net loss was $(166,362) and $(57,228), respectively.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestian markets and Australasia. Management believes that operating periods during the last six months of 2014 should begin to see additional sales.

Backlog - At March 31, 2014, the Company had a backlog of sales believed to be firm of approximately $190,000 which the Company would complete delivery of products during the second quarter.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, the Company had a negative working capital of approximately $1,243,000 and stockholders’ deficiency of approximately $1,218,000. Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed a net of approximately $700,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2013 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at March 31, 2014 and December 31, 2013 was $10,828 and $1,855, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the three months ended March 31, 2014 was $49,865 as compared to $32 in the prior year period. For the three months ended March 31, 2014, our net loss of $(166,362) was partially offset by depreciation and amortization of $25,000, interest accrued of $17,175 and increased accounts payable and accrued expenses of $3,286. For the three months ended March 31, 2013, our net loss of $57,228 was partially offset by depreciation and amortization of $25,000, interest accrued of $17,175 and increased accounts payable and accrued expenses of $15,021.

Financing cash flows: Net cash generated from financing of approximated $58,836 and $0 in 2014 and 2013, respectively. Cash generated in 2014 were the result of proceeds from related parties.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements.

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

As of March 31, 2014, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2014, there were no sales of unregistered securities, except on January 18, 2014, the Company entered into a consulting agreement with Steven Z. Safran to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock. Exemption from registration for the aforementioned securities is under Section 4(2) of the Securities Act of 1933, as amended.

During the period January 1, 2014 through March 31, 2014, there were no repurchases of the Company’s unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company. (1)

3(ii)	Amendments to Articles of Incorporation (1)

3(iii)	By-laws of the Company. (1)

21	Subsidiaries of the Registrant (1)

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Chief Executive Officer*

32.2	Section 1350 Certificate by Chief Financial Officer*

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)
___________
* Filed herewith.
 (1) Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2014.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer