Form 10-Q
period 2014-06-30
United Health Products, Inc.
filed 2014-08-19
CIK 1096938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash and Cash Equivalents	$1,534	$1,855
Accounts Receivable	5,027	0
Prepaid expenses	1,771	0
Inventory	13,029	33,651

Total current assets	21,361	35,506

Other Assets
Intangible Assets, Net	0	50,000

TOTAL ASSETS	$21,361	$85,506

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$338,260	$285,457
Liability for unissued shares	145,543	160,543
Notes payable - related parties	828,973	625,224
Other current liabilities	142,204	136,106

Total current liabilities	1,454,980	1,207,330

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 102,647,640 and 102,260,140 Shares Issued and
Outstanding at June 30, 2014 and December 31, 2013, respectively	102,648	102,260
Additional Paid-In Capital	6,369,728	6,299,869
Accumulated Deficit	(7,905,995)	(7,523,953)

Total Stockholders' Deficiency	(1,433,619)	(1,121,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$21,361	$85,506

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$-	$1,440	$146,773	$1,440

Cost of goods sold	-	-	43,187	-

Gross profit	-	1,440	103,586	1,440

Operating Costs and Expenses
Amortization of Intangibles	(25,000)	(25,000)	(50,000)	(50,000)
Selling, general and administrative expenses	(173,505)	(62,351)	(401,277)	(77,407)

Total Operating Expenses	(198,505)	(87,351)	(451,277)	(127,407)

Loss from Operations		(85,911)	(347,691)	(125,967)

Other expenses
Interest Expense, Net	(17,175)	(17,176)	(34,351)	(34,351)

Total expenses	(17,175)	(17,176)	(34,351)	(34,351)

Net Loss	$(215,680)	$(103,087)	$(382,042)	$(160,318)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	102,647,640	92,448,138	102,583,057	88,546,135

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the Six Months Ended June 30, 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2014	102,260,140	$102,260	$6,299,869	$(7,523,953)	$(1,121,824)

Issuance of Common Stock in connection
with services	200,000	200	33,800		34,000

Stock options granted in connection
with services	-	-	21,247		21,247

Issuance of Common Stock in connection
with settlement of note payable	187,500	188	14,812		15,000

Net loss				(382,042)	(382,042)

Balance at June 30, 2014	102,647,640	$102,648	$6,369,728	$(7,905,995)	$(1,433,619)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014
(Unaudited)

	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(382,042)	$(160,318)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	50,000	50,000
Interest accrued - related party notes	34,350	34,351
Issuance of stock for services	34,000	-
Stock options expensed	19,476	-
Changes in assets and liabilities:
Accounts Receivable	(5,027)	-
Inventory	20,622	-
Accounts Payable and Accrued Expenses	52,803	37,417

Net Cash Used In Operating Activities	(175,818)	(38,550)

Cash Flows from Financing Activities:
Proceeds from Related Parties	175,497	-
Proceeds from Notes Payable	-	40,000

Net Cash Provided By Financing Activities	175,497	40,000

(Decrease) Increase in Cash and Cash Equivalents	(321)	1,450
Cash and Cash Equivalents - Beginning of period	1,855	32

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,534	$1,482

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with with settlement of note payable	$15,000	$-

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (2,450,000 options and 1,698,378 warrants at June 30, 2014), is anti-dilutive.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

The Company has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Consolidated Financial Statements.

Note 3. Related Party Transactions

The Company’s transactions with LeadDog Capital LP were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$518,729	$462,225	$504,603	$448,099
Interest accrued	14,126	14,126	28,252	28,252
Balance at end of period	$532,855	$476,351	$532,855	$476,351

At June 30, 2014 and 2013, notes payable – related parties includes unpaid interest of $124,700 and $181,204, respectively. In 2011, the Board authorized the issuance of 1,000,000 shares to LeadDog Capital Markets LLC to extend the maturity dates of the outstanding loans to December 2012. The notes were payable within one year of the origination date of the notes or under extensions through December 2012. These notes were not paid on December 31, 2012 and no demand has been made for payment. LeadDog has advised the Company that a discrepancy exists as to the amount of monies owed to them. In November 2013, the Company commenced a lawsuit against LeadDog Capital LP and its affiliates, among other things, seeking to cancel this indebtedness. See Note 6.

LeadDog Capital LP and its affiliates are shareholders and warrant holders; however, the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 9.5% of the number of shares of common stock outstanding.

In addition, an officer of the Company has loaned approximately $296,000 to the Company to cover operating expenses with no repayment terms or interest charge.

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

Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level are valued using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Note 6. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as described below. On November 8, 2013, the Company filed a Complaint in the Second Judicial District Court, State of Nevada, County of Washoe, against a former officer and director of the Company, LeadDog Capital LP, a corporation which in the past has loaned money to the Company, and certain other defendants. The Company sought among other things to have LeadDog Capital LP cancel its indebtedness owed by the Company. See “Note 10” regarding a settlement of this litigation.

Note 7. Material Agreements and Other Matters

As discussed in Note 4, the Company entered into an agreement with Steven Z. Safran as a consultant. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement granted an option to purchase an additional 300,000 shares of stock at $0.12 per share from an outside investor. This agreement shall commence January 18, 2014 and shall expire July 17, 2014.

Note 8. Other Current Liabilities

As of June 30, 2014, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $142,204 in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

Note 9. Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan does not require stockholder approval to be implemented, in the event stockholder approval is obtained on or before August 8, 2014, then incentive stock options could be granted under the Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract.

In the past, the Company has granted options to officers, directors, employees and/or consultants outside of a stock option plan. The following is a summary of changes to the Company’s outstanding stock options which were not granted under the aforementioned 2013 Plan:

Options

Outstanding at January 1, 2014	2,150,000

Granted	-

Outstanding at June 30, 2014	2,150,000

Note 10. Subsequent Events

The Company’s Management has evaluated subsequent events through August 19, 2014 and there are none except as described herein. In August 2014, the Company, a former officer and director of the Company, LeadDog Capital LP and other defendants in the litigation referenced in Note 6 above, agreed to settle the litigation in order to avoid the inconvenience and expense of continued litigation. The settlement made by the parties does not constitute an admission of liability. Pursuant to the Settlement Agreement, LeadDog Capital LP agreed to cancel all principal and accrued interest thereon.

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

Current Economic Environment

The U.S. economy is currently in a recession. The general economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the Company. As a result, we may not be able to execute our business plan as a result of inability to raise sufficient capital and/or be able to develop a customer base for our hemostatic gauze products.

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

Results of Operations

Three and Six Months ended June 30, 2014 versus Three and Six Months ended June 30, 2013

During the second quarter of 2014 and 2013, the Company had $0 and $1,440 of revenues, respectively. During the six months ended June 30, 2014, the Company had $146,773 and $1,440 of revenues, respectively. The increase of $145,333 for the six months ended June 30, 2014 was due to two new distribution agreements. Total operating expenses for the second quarter of 2014 and 2013 were $198,505 and $87,351, respectively, and for the six months ended June 30, 2014 were $451,277 and $127,407, respectively. These increases related to the increase in operating activities. Our second quarter of 2014 and 2013 net loss was $(215,680) and $(103,087), respectively. Our six months ended June 30, 2014 and 2013 net loss was $(382,042) and $(160,318), respectively.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestrian markets and Australasia. Management believes that operating periods during the last six months of 2014 should begin to see additional sales.

Backlog - At June 30, 2014, the Company had a backlog of sales believed to be firm of approximately $190,000 which the Company would complete delivery of products during the third quarter.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014, the Company had a negative working capital of approximately $1,433,000 and stockholders’ deficiency of approximately $1,433,000. Since inception, we generated net cash proceeds of $2.0 million from equity placements and borrowed a net of approximately $700,000 principally from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2013 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at June 30, 2014 and December 31, 2013 was $1,534 and $1,855, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the six months ended June 30, 2014 was $175,818 as compared to $38,550 in the prior year period. For the six months ended June 30, 2014, our net loss of $(382,042) was partially offset by depreciation and amortization of $50,000, interest accrued on related party notes of $34,350 and increased accounts payable and accrued expenses of $52,803. For the six months ended June 30, 2013, our net loss of $(160,318) was partially offset by depreciation and amortization of $50,000, interest accrued on related party notes of $34,351 and increased accounts payable and accrued expenses of $37,417.

Financing cash flows: Net cash generated from financing of approximated $175,497 and $40,000 in 2014 and 2013, respectively. Cash generated in 2014 and 2013 were the result of proceeds from related parties and notes payable, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options in connection with stock based compensation charges as well as certain finance cost charges when we issued warrants in connection with the issuance of indebtedness. The determination of the fair value of stock-based payment awards or warrants on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

As of June 30, 2014, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Notes 6 and 10 in the Notes to the Financial Statements regarding the settlement of a legal proceeding in August 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2014, there were no sales of unregistered securities, except on January 18, 2014, the Company entered into a consulting agreement with Steven Z. Safran to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock. Exemption from registration for the aforementioned securities is under Section 4(2) of the Securities Act of 1933, as amended.

During the period January 1, 2014 through June 30, 2014, there were no repurchases of the Company’s unregistered securities.

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
___________
* Filed herewith.
(1) Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2014.

United Health Products, Inc.

By:	/s/ Dr. Phillip Forman
Dr. Phillip Forman Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer