Form 10-Q
period 2014-09-30
United Health Products, Inc.
filed 2014-11-19
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave., Ste. A209 Henderson, NV	89052
(Address of Company’s principal executive offices)	(Zip Code)

(877) 358-3444

 (Company’s telephone number, including area code)

c/o Morse & Morse, PLLC, 1400 Old Country Road, Ste. 302, Westbury, NY 11590

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

The number of shares outstanding of the Registrant’s Common Stock, as of September 30, 2014 was 102,647,640 after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013

ASSETS

Current Assets
Cash and Cash Equivalents	$1,480	$1,855
Accounts Receivable	5,027	0
Prepaid expenses	1,328	0
Inventory	12,777	33,651

Total current assets	20,612	35,506

Other Assets
Intangible Assets, Net	0	50,000

TOTAL ASSETS	$20,612	$85,506

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$315,706	$285,457
Liability for unissued shares	145,543	160,543
Notes payable - related parties	923,508	625,224
Other current liabilities	160,761	136,106

Total current liabilities	1,545,518	1,207,330

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 102,647,640 and 102,260,140 Shares Issued and
Outstanding at September 30, 2014 and December 31, 2013, respectively	102,648	102,260
Additional Paid-In Capital	6,369,728	6,299,869
Accumulated Deficit	(7,997,282)	(7,523,953)

Total Stockholders' Deficiency	(1,524,906)	(1,121,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$20,612	$85,506

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$1,620	$146,773	$3,060

Cost of goods sold	-	-	43,187	-

Gross profit	-	1,620	103,586	3,060

Operating Costs and Expenses
Amortization of Intangibles		(25,000)	(50,000)	(75,000)
Selling, general and administrative expenses	(72,730)	(806,197)	(474,007)	(883,601)

Total Operating Expenses	(72,730)	(831,197)	(524,007)	(958,601)

Loss from Operations	(72,730)	(829,577)	(420,421)	(955,541)

Other income (expenses)
Other Income	--	259,041	--	259,041
Interest Expense, Net	(18,557)	(17,174)	(52,908)	(51,525)

Total other income (expense)	(18,557)	241,867	(52,908)	207,516

Net Loss	$(91,287)	$(587,710)	$(473,329)	$(748,025)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	102,647,640	98,824,433	102,604,584	91,972,235

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Stockholders' Deficiency
For the Nine Months Ended September 30, 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2014	102,260,140	$102,260	$6,299,869	$(7,523,953)	$(1,121,824)

Issuance of Common Stock in connection with services	200,000	200	33,800		34,000

Stock options granted in connection with services	-	-	21,247		21,247

Issuance of Common Stock in connection with settlement of note payable	187,500	188	14,812		15,000

Net loss				(473,329)	(473,329)

Balance at September 30, 2014	102,647,640	$102,648	$6,369,728	$(7,997,282)	$(1,524,906)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014
(Unaudited)

	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(473,329)	$(748,025)
Adjustments to Reconcile Net loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization	50,000	75,000
Interest accrued - related party notes	34,350	51,525
Issuance of stock for services	34,000	744,000
Stock options expensed	19,919	-
Changes in assets and liabilities:
Accounts Receivable	(5,027)	-
Inventory	20,874	-
Accounts Payable and Accrued Expenses	30,249	(160,623)

Net Cash Used In Operating Activities	(288,964)	(38,123)

Cash Flows from Financing Activities:
Proceeds from Related Parties	288,589	-
Proceeds from Notes Payable	-	40,000

Net Cash Provided By Financing Activities	288,589	40,000

(Decrease) Increase in Cash and Cash Equivalents	(375)	1,877
Cash and Cash Equivalents - Beginning of period	1,855	32

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,480	$1,909

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note payable	$15,000	$-
Issuance of common Stock in connection with Conversion of Convertible Notes and Related Interest	-	$351,180
Issuance of Common Stock in connection with Services	-	744,000
Capital Contributed, Inventory	-	42,382
Capital Contributed, Officer’s Salary Forgiven	-	325,000

See notes to consolidated financial statements

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (2,450,000 options and 1,698,378 warrants at September 30, 2014), is anti-dilutive.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however management believes that there will be no material effect on the consolidated financial statements.

In September 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-15 on August 27, 2014, providing guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.² An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

The Company has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its Consolidated Financial Statements.

Note 3. Related Party Transactions

At January 1, 2013, the Company owed LeadDog Capital LP $448,099. In the nine months ended September 30, 2013, accrued interest was $42,378 for a total outstanding balance at September 30, 2013 of $490,477. At January 1, 2014, the beginning balance owed to LeadDog Capital as $504,603. The interest for the six months ended June 30, 2014 was $28,252, bringing the total amount owed at June 30, 2014 to $532,855. As described under Note 6 titled “Litigation,” a settlement agreement was reached effective August 18, 2014 pursuant to which all monies owed by the Company to LeadDog Capital LP were forgiven. At August 18, 2014, the amount owed to LeadDog Capital, inclusive of interest, was approximately $541,000. The aforementioned settlement agreement was confirmed by the Nevada Court on October 2, 2014. See “Note 6.”

For the nine months ended September 30, 2014, notes payable to related parties totaled $923,508. Of the $923,508, $296,118 is owed to an executive officer of the Company, which loan is repayable to the Company on demand. Approximately $541,000 of the $923,508 was owed to LeadDog as described in the preceding paragraph.

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

In August 2014, the Company, a former officer and director of the Company, LeadDog Capital LP and other defendants in the litigation referenced above, agreed to settle the litigation in order to avoid the inconvenience and expense of continued litigation. The settlement made by the parties does not constitute an admission of liability. Pursuant to the Settlement Agreement, LeadDog Capital LP agreed to cancel all principal and accrued interest thereon. The former officer and director agreed as part of the settlement to sell 1.5 million shares owned by him with one-third of the proceeds to be retained by him, including an expected minimum of $55,000, and two-thirds of the proceeds to be paid to the Company. The Nevada Court confirmed the settlement agreement on October 2, 2014.

Note 7. Material Agreements and Other Matters

As discussed in Note 4, the Company entered into an agreement with Steven Z. Safran as a consultant. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement granted an option to purchase an additional 300,000 shares of stock at $0.12 per share from an outside investor. This agreement commenced January 18, 2014 and expired on July 17, 2014. See “Subsequent Events” below regarding an employment agreement entered into with Mr. Safran on November 10, 2014.

Note 8. Other Current Liabilities

As of September 30, 2014, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $142,204 in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

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

In the past, the Company has granted options to officers, directors, employees and/or consultants outside of a stock option plan. The following is a summary of changes to the Company’s outstanding stock options which were not granted under the aforementioned 2013 Plan:

Options

Outstanding at January 1, 2014	2,150,000

Granted	-

Outstanding at September 30, 2014	2,150,000

Note 10. Subsequent Events

The Company’s Management has evaluated subsequent events through November 19, 2014 and there are none except as described herein. The Company has raised approximately $225,000 from the sale of approximately 2.71 million shares of its Common Stock between October through November 19, 2014. Exemption from registration is claimed under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

On November 10, 2014, Dr. Phillip Forman, formerly Chief Executive Officer of the Registrant, became Chairman of the Board of the Registrant and Chief Medical Advisor. The Registrant simultaneously entered into an employment agreement with Dr. Forman. On November 10, 2014, Nate Knight, Chief Financial officer of the Registrant, entered into an employment agreement.

On November 10, 2014, the Board of Directors approved issuing an aggregate of 9.6 million shares of restricted Common Stock to certain board members, key employees and legal counsel.

On November 10, 2014, the Board of Directors of the Registrant filled a vacancy on its Board of Directors with the appointment of Robert J. Denser to the Board. On November 10, 2014, Dr. Phillip Forman, formerly Chief Executive Officer of the Registrant, became Chairman of the Board of the Registrant and Chief Medical Advisor. Douglas Beplate, Chief Operating Officer of the Registrant, became Chief Executive Officer and President of the Registrant in addition to his responsibilities as Chief Operating Officer.

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

Results of Operations

Three and Nine Months ended September 30, 2014 versus Three and Nine Months ended September 30, 2013

During the third quarter of 2014 and 2013, the Company had $0 and $1,620 of revenues, respectively. During the nine months ended September 30, 2014, the Company had $146,773 and $3,060 of revenues, respectively. The increase in revenues for the nine months ended September 30, 2014 was due to two new distribution agreements and sales activities which occurred in the first quarter of 2014. Total operating expenses for the third quarter of 2014 and 2013 were $72,729 and $831,197, respectively, and for the nine months ended September 30, 2014 were $524,007 and $958,601, respectively. The decrease in operating expenses for the three months and nine months ended September 30, 2014 was due to a substantial amount of non-cash compensation issued in the quarter ended September 30, 2013 to a consultant, who subsequently became an executive officer of the Company. Our third quarter of 2014 and 2013 net loss was $(91,286) and $(587,710), respectively. Our nine months ended September 30, 2014 and 2013 net loss was $(473,329) and $(748,025), respectively. The change in net loss for the three months and nine months ended September 30, 2014 versus the comparable period of the prior year was primarily due to the changes in operating expenses for the reasons described above.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestrian markets and Australasia. Management believes that future operating periods following the filing of this Form 10-Q should begin to see additional sales.

Backlog - At September 30, 2014, the Company had a backlog of sales believed to be firm of approximately $190,000 which the Company would complete delivery of products during the fourth quarter. The Company’s operations were at a standstill until the Nevada Court confirmed the settlement of our outstanding litigation on October 2, 2014.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, the Company had a negative working capital of approximately $1.525 million and stockholders’ deficiency of approximately $1.525 million. Since inception, we generated net cash proceeds of over $2.0 million from equity placements and we borrowed monies from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2013 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at September 30, 2014 and December 31, 2013 was $1,480 and $1,855, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash was used in operating activities for the nine months ended September 30, 2014 was $(288,964). During the nine months ended September 30, 2014, we had a net loss of $(473,329), which was partially offset by non-cash expense of depreciation and amortization of $50,000, an increase in interest accrued of $34,350, issuance of stock for services of $34,000, a stock option expense of $19,919 and changes in assets and liabilities of approximately $46,000. During the nine months ended September 30, 2013, net cash was used in operating activities of $(38,123). During the nine months ended September 30, 2013, our net loss of $(748,025) was partially offset by non-cash expense of depreciation and amortization of $75,000, an increase in interest accrued of $51,125 and issuances of stock for services of $744,000.

Financing cash flows: Net cash was generated from financing activities of $288,589 and $40,000 in the nine months ended September 30, 2014 and 2013, respectively. Cash generated in 2014 and 2013 were the result of proceeds from related parties and notes payable, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements.

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

As of September 30, 2014, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2014, there were no sales of unregistered securities, except on January 18, 2014, the Company entered into a consulting agreement with Steven Z. Safran to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock. Exemption from registration for the aforementioned securities is under Section 4(2) of the Securities Act of 1933, as amended.

During the period January 1, 2014 through September 30, 2014, there were no repurchases of the Company’s unregistered securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company *

3(ii)	Amendments to Articles of Incorporation *

3(iii)	By-laws of the Company (1)

21	Subsidiaries of the Registrant (1)

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Chief Executive Officer*

32.2	Section 1350 Certificate by Chief Financial Officer*

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1) Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2014.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

