Form 10-K
period 2014-12-31
United Health Products, Inc.
filed 2015-05-06
CIK 1096938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

COMMISSION FILE NUMBER: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	84-1517723
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

10624 S. Eastern Avenue, Ste. A209 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(877) 358-3444

Securities registered pursuant to Section 12 (b) of the Act:	None

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, $.001 Par Value

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

As of June 30, 2014, the number of shares held by non-affiliates was approximately 102,000,000 shares. The approximate market value based on the last sale (i.e. $.135 per share as of June 30, 2014, the last business day of the second quarter) of the Company’s Common Stock was approximately $13,770,000.

The number of shares outstanding of the Registrant’s Common Stock, as of the filing date of this Form 10-K was 136,319,126 after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel, the issuance of 3,000,000 shares to Dr. Forman pursuant to his employment agreement of November 2014, the issuance of shares paid and unissued as of December 31, 2014 and the issuance of 21,000,000 shares to our chief Executive officer in January 2015.

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

 Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through its former wholly-owned subsidiary, Epic. The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

Primary Strategy

The Company’s gauze products are designed for the wound care market and manufactured to our specifications by a manufacturing agent in China. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. The hemostatic gauze derived from regenerated oxidized/cellulose, which is all natural and designed to absorb exudate/drainage from superficial wounds and helps to control bleeding. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water. After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the hemostatic gauze product to be sold worldwide as well as attempting to establish an international distribution network.

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

The Company’s strategy is to engage distributors to market the Company’s gauze products to the various worldwide markets. The Company has an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our several distributors/partners (covering the dental, U..S. military and worldwide equestrian markets and Australasia). In 2015, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

 Our HemoStyp™ Gauze Products

HemoStyp™ Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp™ hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When it comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact it simply degradates to these end products, it does not cause significant delay in healing as do other hemostatic materials that may have a similar appearance. Our HemoStyp™ gauze products are sold in different sizes for use in superficial trauma cases. It is also sold as a dental gauze and as a nasal dressing.

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

The Company’s hemostatic gauze product line includes various configurations. The Company’s product line has been developed to address the specific needs of our market segments and our existing customers, including the U.S. military. The Company’s hemostatic gauze product line now includes the following products:

•	Dental gauze for oral surgery;
•	Four versions of Trauma Gauze™ for battlefield trauma; and
•	Two island dressings to support intravenous procedures.

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

In August 2013, we entered into a consulting agreement with Douglas Beplate for the exclusive purpose of retaining his services to develop and market our hemostatic gauze products. As a result of Mr. Beplate’s efforts, we have succeeded in obtaining distribution/partner agreements for the dental, equestrian and U.S. military markets as well as Australasia. In November 2013, our Board of Directors asked Mr. Beplate to become an executive officer of the Company, a position he accepted for the purpose of developing and expanding our business opportunities.

Manufacturing and Packaging of our Products

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company’s products. Hemo Manufacturing is responsible for overseeing quality control of products at our overseas (non-exclusive) manufacturer in China as well as the packaging and labeling of our products for distribution. Pursuant to said agreement, 2,000,000 restricted shares of the Company’s Common Stock were issued upon execution of the agreement. Under certain conditions, an additional 2,000,000 shares of the Company’s Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits.The managing member of Hemo Manufacturing LLC owns 51% of this entity and the Company owns 49% of this entity.

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

 Employees

As of March 31, 2015, we have six employees of the Company.

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

For the years ended December 31, 2014 and 2013, the Company had a net loss of $(2,144,334) and $(1,126,366), respectively. While the Company’s hemostatic gauze products have 510(k) FDA approval from the FDA for our manufacturing agent in China to manufacture these products, we can provide no assurances that our operations will be profitable in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company is utilizing on a temporary basis rent free, as its principal executive office, space located at 10624 S. Eastern Avenue, Ste. A209, Henderson, NV 89052.

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

In August 2014, the Company, a former officer and director of the Company, LeadDog Capital LP and other defendants in the litigation referenced above, agreed to settle the litigation in order to avoid the inconvenience and expense of continued litigation. The settlement made by the parties does not constitute an admission of liability. Pursuant to the Settlement Agreement, LeadDog Capital LP agreed to cancel all principal and accrued interest thereon. The former officer and director agreed as part of the settlement to sell 1.5 million shares owned by him with one-third of the proceeds to be retained by him, including an expected minimum of $55,000, and two-thirds of the proceeds to be paid to the Company. The Nevada Court confirmed the settlement agreement on October 2, 2014. Subsequent to the Court confirmation of the Settlement Agreement, the former officer and director entered into an amendment to the Settlement Agreement pursuant to which he agreed to cancel 950,000 of the 1,500,000 shares, while retaining 550,000 shares and cancelled the prior provisions.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

The common shares of the Company trade on the OTCQB under the symbol UEEC. There has been only limited, sporadic trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented.

	High	Low
For Year Ended 2013
First Quarter	$0.05	$0.03
Second Quarter	0.18	0.04
Third Quarter	0.18	0.08
Fourth Quarter	0.24	0.08

For Year Ended 2014
First Quarter	$0.19	$0.14
Second Quarter	0.17	0.09
Third Quarter	0.14	0.09
Fourth Quarter	0.13	0.05

(b) Holders

As of April 22, 2015, there were approximately 174 holders of record of our issued and outstanding 136,319,126 shares of common stock after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel, the issuance of 3,000,000 shares to Dr. Forman pursuant to his November 2014 employment agreement and the issuance of shares paid and unissued as of December 31, 2014.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the period January 1, 2014 through December 31, 2014, the Company issued the following unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Fiscal 2014	Common Stock	10,800,000 Shares (1)(2)	Services rendered; no commission paid	Section 4(2)	Not applicable
Fiscal 2014	Common Stock	4,121,486 Shares (3)	$341,250 received; no commissions paid	Rule 506; Section 4(2)	Not applicable

___________________

(1)

Includes 3,000,000 shares to be issued to Dr. Forman pursuant to his employment agreement, subject to Dr. Forman first canceling his 2,090,000 shares that he volunteered to cancel in July 2013. Additionally, 1.1 million shares have been granted to consultants and were accrued but unissued as of December 31, 2014.

(2)	The foregoing does not include 21 million shares issued to Douglas Beplate in January 2015.

(3)	Subscriptions received in the fourth quarter of 2014, however shares were issued in January 2015, subsequent to year end.

During the period January 1, 2014 through December 31, 2014, there were no repurchases of the Company’s unregistered securities. However, as disclosed under Item 3, pursuant to the terms of a settlement agreement with Jan Chason, a former director of the Company, Mr. Chason agreed to cancel 950,000 shares which were owned by him and which were returned to treasury in the fourth quarter of 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. The report of our auditors on our financial statements for the year ended December 31, 2014 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2014 versus year ended December 31, 2013

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

During 2014 and 2013, the Company had revenues of $162,677 and $3,060, respectively. Total operating expenses for 2014 and 2013 were $2,171,902 and $1,319,767, respectively. Our 2014 and 2013 net loss was $(2,144,334) and $(1,126,366), respectively. In 2014 and 2013, the Company recorded stock based compensation of $1,127,347 and $975,270, respectively. The 2013 stock compensation pertained to establishing manufacturing and distribution of our hemostatic gauze products ($231,270) and a consulting agreement with Douglas Beplate ($744,000), who is assisting the Company in attempting to establish distribution of our hemostatic gauze products. Subsequent to the execution of the consulting agreement, Mr. Beplate agreed to serve as Chief Operating Officer of the Company. In 2014, the Company recorded total stock based compensation of $1,127,347 relating to the employment agreements of Dr. Forman, Nate Knight and three other employees ($1,039,847) and consultants ($87,500).

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2014, the Company had a negative working capital of $1,609,510 and stockholders’ deficiency of $1,609,510. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2014 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at December 31, 2014 and December 31, 2013 was $8,272 and $1,855, respectively.

During fiscal 2014 and fiscal 2013, the Company had net cash used in operating activities of $334,833 and $118,798, respectively. Fiscal 2014 and 2013 includes non-cash effects of: stock based compensation of $1,127,347 and $975,269; interest accrued of $52,146 and $68,702; and amortization of $50,000 and $100,000, respectively. Cash flow from financing activities in fiscal 2014 and fiscal 2013 resulted in cash being provided of $341,250 and $120,621, respectively. In fiscal 2014, the Company received $341,250 from the sale of its common stock to non-affiliated persons.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we have no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of United Health Products, Inc.

We have audited the accompanying consolidated balance sheets of United Health Products, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years then ended. United Health Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Health Products, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

May 4, 2015

UNITED HEALTH PRODUCTS, INC

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$8,272	$1,855
Inventory	31,873	33,651
Prepaid expense	870
Total current assets	41,015	35,506

Other Assets
Intangible Assets, net of accumulated amortization of $500,000 and $450,000, respectively	-	50,000

TOTAL ASSETS	$41,015	$85,506

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$372,483	$285,457
Liability for unissued shares	567,043	160,543
Notes payable - related parties	542,776	625,224
Other current liabilities	168,223	136,106

Total current liabilities	1,650,525	1,207,330

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 108,197,640 and 102,260,140 shares issued and
outstanding at December 31, 2014 and December 31, 2013, respectively	108,198	102,260
Additional Paid-In Capital	7,609,329	6,299,869
Stock subscriptions	341,250	-
Accumulated Deficit	(9,668,287)	(7,523,953)
Total Stockholders' Deficiency	(1,609,510)	(1,121,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$41,015	$85,506

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC

Consolidated Statements of Operations

	For the twelve Months Ended December 31,
	2014	2013

Revenues	$162,677	$3,060
Cost of sales	82,963	-
	79,714	3,060

Operating Costs and Expenses
Amortization of Intangibles	50,000	100,000
Selling, general and administrative expenses	2,121,902	1,219,767

Total Operating Expenses	2,171,902	1,319,767

Loss from Operations	(2,092,188)	(1,316,707)

Other income (expenses)
Other income	-	259,043
Interest Expense, Net	(52,146)	(68,702)

Total other income (expense)	(52,146)	(190,341)

Net Loss	$(2,144,334)	$(1,126,366)

Net Loss per common share:
Basic	$(0.02)	$(0.01)

Weighted average number of shares outstanding	102,945,825	94,403,138

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC

Consolidated Statements of Stockholders' Deficiency

For the twelve Months Ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total

Balance at January 1, 2013	84,644,133	84,644	4,623,553	-	(6,397,587)	(1,689,390)

Issuance of Common Stock in connection with conversion of indebtedness to related party	11,706,007	11,706	339,474			351,180

Forfeiture of shares	(2,090,000)	(2,090)	2,090			-

Issuance of Common Stock in connection with Services	8,000,000	8,000	967,269			975,269

Capital contributed			367,483			367,483

Net Loss					(1,126,366)	(1,126,366)

Balance at December 31, 2013	102,260,140	102,260	6,299,869	-	(7,523,953)	(1,121,824)

Proceeds received for stock subscriptions, issued in 2015				341,250		341,250

Forfeiture of shares	(950,000)	(950)	950			-

Issuance of Common Stock in connection with Services	6,700,000	6,700	677,900			684,600

Options issued			21,247			21,247

Forgiven debt in settlement, related parties			594,551			594,551

Issuance of common stock in exchange of liabilities for unissued shares	187,500	188	14,812			15,000

Net Loss					(2,144,334)	(2,144,334)

Balance at December 31, 2014	108,197,640	108,198	7,609,329	341,250	(9,668,287)	(1,609,510)

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC

Consolidated Statements of Cash Flows

For the Twelve Months Ended December 31,

	2014		2013

Cash Flows from Operating Activities:
Net Loss		$(2,144,334)	$(1,126,366)
Adjustments to Reconcile Net Loss to
Net Cash Used In Operating Activities:
Depreciation and Amortization		50,000	100,000
Interest accrued		52,146	68,702
Issuance of Stock Based Compensation		1,127,347	975,269
Changes in assets and liabilities:
Inventory		1,778	-
Prepaid expense		(870)	-
Accounts payable and accrued expenses		156,945	(136,403)
Other current liabilities		-	68,702
Expenses paid by related party		422,155
Net Cash Used In Operating Activities		(334,833)	(118,798)

Cash Flows from Financing Activities:
Proceeds from related parties		-	120,621
Proceeds from stock subscription		341,250	-
		341,250	120,621

Increase (Decrease) in Cash and Cash Equivalents		6,417	1,823
Cash and Cash Equivalents - Beginning of period		1,855	32

CASH AND CASH EQUIVALENTS - END OF PERIOD		$8,272	$1,855

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion of Convertible Notes and Related Interest	$		$351,180
Capital contributed	$		$367,483
Issuance of stock in exchange for liability, accounted in prior year as unissued shares		$15,000	$-
Settlement of debt and accrued expenses		$594,551	$-

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses of $2,144,334 and $1,126,366 for the years ending December 31, 2014 and 2013, respectively. The Company’s history of recurring losses result in an accumulated deficit of $9,668,287. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Chief Executive Officer has agreed to advance funds or make payments of the Company’s obligations at his discretion. There is no written agreement to continue this support.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Epic Wound Care, Inc. (which was recently dissolved by the State of Florida), as of the dates and for the fiscal years indicated. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry, and any other parameters used in determining these estimates, could cause actual results to differ.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2014, the Company has approximately $9.5 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Stock Based Compensation

The Company issues restricted stock to consultants and employees for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock for non-employees is measured at the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached and expense is recognized during the term at which the counterparty's performance is earned or at the date the shares are considered non-forfeitable. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. Compensation for employee stock grants are recognized at the fair market value of the shares at the date of grant and recognized at the grant date, as it is considered that the shares issued are considered non-forfeitable at the date of grant. Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at December 31, 2014 and 2,150,000 options and 1,698,378 warrants at December 31, 2013), is anti-dilutive.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these consolidated financial statements for additional disclosure.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Consolidated Financial Statements.

Note 3. Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through the then wholly-owned subsidiary, Epic Wound Care, Inc. (“Epic”). The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company’s common stock. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

The Company is amortizing the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $50,000 in 2014 and $100,000 in 2013. The intellectual property is fully amortized as of December 31, 2014.

Note 4. Related Party Transactions

At January 1, 2013, the Company owed LeadDog Capital LP $448,099. At January 1, 2014, the beginning balance owed to LeadDog Capital was $594,551. As described under Note 6 titled “Litigation,” a settlement agreement was reached effective August 18, 2014 pursuant to which all monies owed by the Company to LeadDog Capital LP were forgiven. The aforementioned settlement agreement was confirmed by the Nevada Court on October 2, 2014. See “Note 6.”

For the year ended December 31, 2014 and 2013, payables to related parties totaled $542,776 and $625,224, respectively. The monies, at December 31, 2014, were owed to Doug Beplate, our Chief Executive Officer. See Note 10.

Note 5. Issuances of Securities

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors as described in “Note 7.” In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,314. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543. In each case the subscription price is payable pursuant to promissory notes payable with interest at 1.5% quarterly and due February 21, 2016. These shares won’t be issued until the promissory notes are paid in full. The Company has not recorded the subscription receivable as of December 31, 2014 and 2013 and will recognize the transaction upon payment in part or full.

In May 2013, the Company issued a $15,000 promissory note to MayerMeinberg for accounting and relating services rendered. The note was converted in December 2013 at $.08 per share into 187,500 shares, which shares were issued in January 2014. The exchange was at the fair market price at the date of exchange, therefore no gain or loss was recognized in this conversion transaction.

Enterprise Partners LLC made loans to the Company prior to 2009. These monies which totaled $175,781 plus accrued interest of $175,399 were transferred to Beplate & Associates on or about December 1, 2011. These notes automatically converted into 11,706,007 shares on March 31, 2012 and the shares were issued in June 2013.

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

On October 1, 2013, the Company entered into an operating agreement with Hemo Manufacturing LLC as described under “Note 7.” Pursuant to said agreement, the Company issued 2,000,000 shares of restricted Common Stock valued at $231,270 to the managing member of Hemo Manufacturing LLC.

On January 18, 2014, the Company entered into a consulting agreement with Steve Z. Safran to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement an option to purchase an additional 300,000 shares of stock at $0.12 per share. The shares were recorded as expense at the fair market value at the date of contract, in the amount of $34,000. The options issued were valued using the Black Scholes valuation model, resulting in an expense of $21,247. The assumptions used in determining the value were:

Expected volatility	102.0%
Expected dividend yield	0.0%
Risk-free interest rate	1.75%
Expected term (in years)	.5

On November 7, 2014, the Board of Directors approved the issuance and sale of 9.6 million shares of its Common Stock pursuant to various employment agreements and to consultants in exchange for services rendered valued at $.083 per share. For the year ending December 31, 2014, the Company issued 6,500,000 shares, at the fair market value of $539,500. The Company has not issued 100,000 shares to a director or 3,000,000 shares to be distributed to Phillip Forman, upon the submission of cancellation of the 2,090,000 shares. The Company has accrued a liability of $324,000 for the issuance of these shares.

In the fourth quarter of 2014, the Company sold 4,121,486 shares of its Common Stock in a private placement offering at an offering price of $.083 per share (166,666 shares were sold at $.078 per share), for gross proceeds of $341,250 which was received in 2014. These shares were issued subsequent to the year end. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Note 6. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as described below.

On November 8, 2013, the Company filed a Complaint in the Second Judicial District Court, State of Nevada, County of Washoe, against a former officer and director of the Company, LeadDog Capital LP, a corporation which in the past has loaned money to the Company, and certain other defendants. The Company sought among other things to have LeadDog Capital LP cancel its indebtedness owed by the Company. A settlement agreement was reached effective August 18, 2014 pursuant to which all monies owed by the Company to LeadDog Capital LP were cancelled.

In August 2014, the Company, a former officer and director of the Company, LeadDog Capital LP and other defendants in the litigation referenced above, agreed to settle the litigation in order to avoid the inconvenience and expense of continued litigation. The settlement made by the parties does not constitute an admission of liability. Pursuant to the Settlement Agreement, LeadDog Capital LP agreed to cancel all principal and accrued interest thereon. The forgiveness included loans payable of $504,603, accrued compensation of $50,000 and accrued interest of $39,948, for a total of $594,551, which was accounted for as a debt forgiveness from a related party and therefore a contribution of capital, in the amount of $594,551, recognized for the year ending December 31, 2014. Additionally, the former officer and director agreed as part of the settlement to sell 1.5 million shares owned by him with one-third of the proceeds to be retained by him, including an expected minimum of $55,000, and two-thirds of the proceeds to be paid to the Company. The Nevada Court confirmed the settlement agreement on October 2, 2014. Subsequent to the Court confirmation of the Settlement Agreement, the former officer and director entered into an amendment to the Settlement Agreement pursuant to which he agreed to cancel 950,000 of the 1,500,000 shares, while retaining 550,000 shares.

Note 7. Material Agreements and Other Matters

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors. The agreement became effective May 1, 2013 and terminates on October 30, 2014. If the agreement is not terminated by September 1, 2014, the agreement will convert to a month-to-months basis after October 2014 until cancelled with 60 days prior written notice. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement with Bibicoff also requires the payment of certain fees to Bibicoff in connection with financing transactions. In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,315. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543 (see note 5 above). The Company has not recorded the subscription receivable as of December 31, 2014 and 2013 and will recognize the transaction upon payment in part or full.

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

In November 2014, the Company entered into employment agreement with Dr. Phillip Forman, Chairman of the Board, and Nate Knight, our Chief Financial Officer. Each employment agreement is terminable by the Company “at will.” Dr. Forman and Mr. Knight receive cash compensation of $5,000 per month and $4,000 per month, respectively. Dr. Forman received 3,000,000 shares as a signing bonus, subject to his cancellation of 2,090,000 shares which he volunteered to cancel in July 2013. Dr. Forman has been reportedly unable to locate his certificates totaling 2,090,000 shares to cancel. Mr. Knight received 500,000 shares as a signing bonus pursuant to his employment agreement. The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she received as an employee “at will” 500,000 shares as a signing bonus and a monthly salary of $4,000.

Note 8. Other Current Liabilities

As of December 31, 2014 and 2013, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $168,223 and $136,106 in principal and accrued interest, respectively. Interest accrues at the rate of 9% - 14% per annum.

The Company has recognized a “Liability for unissued shares” for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of December 31 was as follows:

	2014	2013
Balance, beginning	$160,543	$496,723
Stock based compensation recognized	421,500	15,000
Issuance of shares in satisfaction of liability	(15,000)	(351,180)
Balance, ending	$567,043	$160,543

The total number of shares granted but unissued were 5,595,711 and 1,683,211, as of December 31, 2014 and 2013, respectively.

Note 9. Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan does not require stockholder approval to be implemented, in the event stockholder approval is obtained on or before August 8, 2014, then incentive stock options could be granted under the Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract described in Note 7.

A summary of the option activity both under and outside of the 2013 Employee Benefit and Consulting Services Compensation Plan as of December 31, 2013 and 2014, and changes during the year then ended is presented below:

Options
Outstanding at January 1, 2013	7,025,000
Forfeited	(4,875,000)
Outstanding at December 31, 2013	2,150,000
Forfeited	(2,150,000)
Outstanding at December 2014	-0-

Note 10. Income Tax

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	December 31,
	2014	2013
Income tax provision (benefit) at statutory rate	$(729,000)	$(383,000)
Change in valuation allowance	729,000	383,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$3,287,000	$2,558,000

Valuation allowance	(3,287,000)	(2,558,000)
Deferred tax asset, net	$-	$-

As of December 31, 2014, the Company has taxable net loss carryovers of approximately $9,668,000. The change in the valuation allowance for the years ended December 31, 2014 was $729,000. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. Net operating losses will expire through 2034.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2014 or 2013. The Company's federal income tax returns for the years ended December 31, 2010 through December 31, 2014 remain subject to examination by the Internal Revenue Service as of December 31, 2014.

Note 11. Subsequent Events

In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $147,803 for a total of $821,700 into 9.9 million shares of restricted Common Stock. Contemporaneously, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received as a bonus 11.1 million shares of restricted Common Stock.

On January 12, 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company’s common stock in the month of December of each year. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company’s common stock on a fully diluted basis. The common shares issued, at fair market value, is $1,000,000, which will be recognized as expense in the first quarter of 2015.

In November and December 2014, the Company sold a private equity offering, whereby they received proceeds of $341,250 for subscriptions of 4,121,486 shares of our common stock. The shares were issued in January 2015. Since January 2015 to the date of this report, the Company has raised approximately $130,000 through a private equity offering at an offering price of $.083 per share. This offering is ongoing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

As of December 31, 2014, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the quarter ended December 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Dr. Phillip Forman	54	Chairman of the Board
Douglas K. Beplate	59	Chief Executive and Chief Operating Officer
Nate Knight	64	Chief Financial Officer, Secretary, Treasurer and Director
Dr. John V. Capotorto	54	Director
Robert Denser	44	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Phillip Forman, DPM, Chairman of the Board and former Chief Executive Officer, President and Chief Financial Officer of the Company, served as an executive officer of The Center for Wound Healing, Inc. ("CFWH") from 2001 through 2012, a leading manager of comprehensive wound care treatment centers that offer hyperbaric oxygen therapy as well as traditional wound care treatment modalities. Prior to Dr. Forman's service with CFWH, he was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the Chief Executive Officer of American Hyperbaric, Inc. Prior to joining New York Hyperbaric, Dr. Forman served as the co-medical director of the Staten Island University Hospital diabetic Treatment Center. Dr. Forman received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending and he has lectured both nationally and internationally on advanced wound care and hyperbaric medicine. In addition, Dr. Forman has extensively participated in numerous wound care clinical trials involving diabetic foot infections, novel antibiotics, and new biopharmaceuticals for problem and non-healing wounds of the lower extremities. Management believes that the foregoing experience of Dr. Forman make him an ideal candidate to continue to serve on our Board of Directors.

Douglas K. Beplate, Chief Executive Officer of the Company since November 2014 and Chief Operating Officer of the Company since November 2013. Mr. Beplate has been working on the development and marketing of the Hemostyp gauze since 2010. Mr. Beplate’s present responsibilities include daily operations and oversight of sales, marketing, product development and intellectual property. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

Nate Knight, a director of the Company since December 2012 and Chief Financial Officer of the Company since 2013, brings to the Company years of business experience and knowledge of the Company’s HemoStyp™ product. Mr. Knight was a principal in Med Spring, Inc., the Company that originally developed the HemoStyp™ gauze products prior to the Company’s acquisition of the rights to same. Mr. Knight has been a public accountant for over 30 years and has owned and operated his own accounting business. Mr. Knight previously held a Series 7 license and since February 2012, he has been employed by an internal auditor with Prime Alliance Bank. Between 2004 and 2010, Mr. Knight served as Chief Financial Officer of MedSpring Group Inc., a privately owned medical device company. Mr. Knight with his extensive accounting experience and particular knowledge of the Company’s HemoStyp™ product line as well as its potential applications, makes his an ideal candidate to continue to serve on our Board of Directors as an independent director.

John V. Capotorto, MD, MBA, a director of the Company since June 1, 2011, has served since 2001 as the Chief Medical Officer and Compliance Director for The Center for Wound Healing, Inc. and the President of the American Association of Wound Care Management. Dr. Capotorto has been an attending physician in Adult and Pediatric Endocrinology and clinical assistant professor at State University of New York Health Science Center at Brooklyn. His board certifications have included Internal Medicine, Pediatrics, Adult and Pediatric Endocrinology and Metabolism and is accredited in hyperbaric medicine. Additionally, he has been the Medical Director of the Diabetes Treatment Center at Staten Island University Hospital and has extensive experience in both wound care and hyperbaric medicine. Management believes that the foregoing experience of Dr. Capotorto makes him an ideal candidate to continue to serve on our Board of Director as an independent director.

Robert J. Denser, a director of the Company since November 2014. Mr. Denser graduated from the University of California, Santa Barbara in 1993 with a BA degree in Business Economics. Over the past 10 years his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfillment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. Mr. Denser also has direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster. Management believes that the foregoing experience of Mr. Denser makes him an ideal candidate to continue to serve on our Board of Director as an independent director.

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

 Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board, Dr. Forman, presides at all meetings of the Board. Currently, the offices of Chairman of the Board and Chief Executive Officer) are separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely is in the best interests of the Company.

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

Committees

In the past, the Board of Directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. However, with all the changes occurring in the Board of Directors since the beginning of 2011, the Company has no current committees in place as of the filing date of this Form 10-K. The Company intends in the future to expand the Board and to form audit, compensation and nominating committees consisting of one or more independent directors. As of the filing date of this Form 10-K, while the Board of Directors has no committees, John Capotorto and Robert Denser is each an independent directors of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Capotorto and Mr. Denser would not be deemed to be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. In 2014, each of our officers and/or directors failed to timely file a Form 4 on one occasion. Mr. Beplate intends to file a Form 5 after the filing of this Form 10-K to report a Form 3 which should have been filed in November 2013 and a Form 4 which should have been filed in November 2014.

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

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)(3)	Total ($)
Dr. Phillip Forman	2013	$15,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Chief Executive Officer	2014	$20,000	$-0-	$324,000	$-0-	$-0-	$-0-	$-0-	$344,000

Douglas Beplate (4)	2013	$-0-	$-0-	$744,000	$-0-	$-0-	$-0-	$-0-	$744,000
Chief Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

23

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

Except as described above regarding the cancellation of certain options by Dr. Forman, no outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2014 or 2013 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Employment Agreement – Douglas Beplate

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company’s common stock in the month of December of each year. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company’s common stock on a fully diluted basis.

Employment Agreements of Other Executive Officers and the Spouse of our CEO

In November 2014, the Company entered into employment agreement with Dr. Phillip Forman, Chairman of the Board, and Nate Knight, our Chief Financial Officer. Each employment agreement is terminable by the Company “at will.” Dr. Forman and Mr. Knight receive cash compensation of $5,000 per month and $4,000 per month, respectively. Dr. Forman received 3,000,000 shares as a signing bonus, subject to his cancellation of 2,090,000 shares which he volunteered to cancel in July 2013. Dr. Forman has been reportedly unable to locate his certificates totaling 2,090,000 shares to cancel. Mr. Knight received 500,000 shares as a signing bonus pursuant to his employment agreement. The spouse of our chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she received as an employee “at will” 500,000 shares as a signing bonus and a monthly salary of $4,000.

In August 2013, we entered into a consulting agreement with Douglas Beplate for the exclusive purpose of retaining his services to develop and market our hemostatic gauze products. As a result of Mr. Beplate’s efforts, we have succeeded in obtaining distribution/partner agreements for the dental, equestrian and U.S. military markets as well as Australasia. In November 2013, our Board of Directors asked Mr. Beplate to become Chief Operating Officer of the Company, a position he accepted.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2014.

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

During fiscal 2014, the Company did not grant any of its directors cash, securities or other remuneration for serving on the Board.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2013 Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provided for incentive stock options, no incentive stock options may be granted under the Plan since stockholder approval was obtained on or before August 8, 2014.In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract. The Company has also granted 200,000 options under the Plan to an employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of the filing date of this Form 10-K, the Company had outstanding 136,139,126 shares of Common Stock, after giving effect to the cancellation of 2,090,000 shares by Dr. Forman which he volunteered to cancel in July 2013 and the issuance of 3,000,000 shares to Dr. Former pursuant to his employment agreement, plus shares paid and unissued as of December 31, 2014, in addition to 21,000,000 shares issued to Douglas Beplate in January 2015. See “Item 13.” The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage

Dr. Phillip Forman (2)	3,000,000	2.2%
Dr. John Capotorto	100,000	*
Nate Knight	738,880	*
Douglas K. Beplate (3)	21,125,000	15.5%
Robert Denser	600,000	*
All directors and officers as a group (five persons)	25,563,880	18.4%

________________

*	Represents less than 1%

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

(2)	Beneficially owns 3,000,000 shares to be issued pursuant to his employment agreement at such time as he cancels 2,090,000 shares that he previously represented would be cancelled.

(3)	Includes 500,000 shares owned by Mr. Beplate’s spouse.

Securities Authorized for Issuance under Equity Compensation Plans.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract. The Company also granted 200,000 options under the Plan to an employee in January 2014.

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

During 2014 and 2013, Douglas Beplate advanced $48,673 and $120,621 to the Company, respectively. This is reflected in these financial statements in note payable – related party, with balance due to Douglas Beplate in the amounts of $542,776 and $625,224, respectively.

In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $147,803 for a total of $821,700 into 9.9 million shares of restricted Common Stock. Contemporaneously, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received as a bonus 11.1 million shares of restricted Common Stock. See “Item 11 – Employment Agreement – Douglas Beplate.”

Director Independence

Each of Robert Denser and John Capotorto is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our independent registered accountants and the following table sets forth the fees billed by then for fiscal 2014 and 2013 for the categories of services indicated.

	Year Ended December 31,
	2013	2014

Audit fees	$20,000	$21,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the quarterly financial statements. All other fees relate to other professional services rendered.

Audit Committee Pre-Approval Policy

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

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (2)

3(ii)	Amendment to Articles of Incorporation. (1)

3(ii)	By-laws of the Company. (2)

10.1	Employment Agreement – Dr. Phillip Forman (3)

10.2	Employment Agreement – Nate Knight (3)

10.3	Consulting Agreement with Douglas Beplate (4)

10.4	Employment Agreement with Douglas Beplate which supersedes and replaces consulting agreement in exhibit 10.3. (5)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (2)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_______________

* Filed herewith.

(1) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3) Incorporated by reference to Form 8-K dated November 23, 2014.

(4) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2013.

(5) Incorporated by reference to the Form 8-K dated January 16, 2015.

SIGNATURES

 Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: May 4, 2015	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Douglas Beplate	Principal Executive Officer	May 4, 2015
Douglas Beplate

/s/ Nate Knight	Principal Financial Officer and Director	May 4, 2015
Nate Knight

/s/ John Capotorto	Director	May 4, 2015
John Capotorto

/s/ Phillip Forman	Director	May 4, 2015
Phillip Forman

Director
Robert Denser

Nate Knight, John Capotorto, Phillip Forman and Robert Denser represent all the current members of the Board of Directors.

