Form 10-Q
period 2015-03-31
United Health Products, Inc.
filed 2015-05-20
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave., Suite A209 Henderson, NV	89052
(Address of Company’s principal executive offices)	(Zip Code)

(877) 358-3444

 (Company’s telephone number, including area code)

____________________________________________________________

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

The number of shares outstanding of the Registrant’s Common Stock, as of the filing date of this Form 10-Q was 140,856,035 after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel, the issuance of 3,000,000 shares to Dr. Forman pursuant to his employment agreement of November 2014 and the issuance of 4,536,909 shares paid and unissued as of March 31, 2015.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$53,888	$8,272
Inventory	453,031	31,873
Prepaid expenses	652	870

Total current assets	507,571	41,015

Other Assets	2,300	-

TOTAL ASSETS	$509,871	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$599,452	$372,483
Liability for unissued shares	557,043	567,043
Notes payable - related parties	6,000	542,776
Other current liabilities	289,224	168,223

Total current liabilities	1,451,719	1,650,525

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 132,540,412 and 108,198,000 Shares Issued and
Outstanding at March 31, 2015 and December 31, 2014, respectively	132,540	108,198
Additional Paid-In Capital	9,758,674	7,609,329
Stock subscriptions	406,723	341,250
Accumulated Deficit	(11,239,785)	(9,668,287)

Total Stockholders' Deficiency	941,848	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$509,871	$41,015

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$9,892	$146,773

Cost of goods sold	5,045	43,187

Gross profit	4,847	103,586

Operating Costs and Expenses
Amortization of Intangibles	-	(25,000)
Selling, general and administrative expenses	(1,576,345)	(227,773)

Total Operating Expenses	(1,576,345)	(252,773)

Loss from Operations	(1,571,498)	(149,187)

Other expenses
Interest Expense, Net	-	(17,175)

Total other expenses	-	(17,175)

Net Loss	$(1,571,498)	$(166,362)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	128,482,562	102,518,473

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(1,571,498)	$(166,362)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	-	25,000
Interest accrued	-	17,175
Issuance of stock as compensation expense	1,347,224	34,000
Stock options expensed	-	8,853
Changes in assets and liabilities:
Accounts Receivable	-	(8,158)
Inventory	(421,158)	21,343
Prepaid expenses	(218)	-
Other assets	2,300	-
Accounts Payable and Accrued Expenses	227,342	18,284
Other current liabilities	121,001	-
Net Cash Used In Operating Activities	(295,007)	(49,865)

Cash Flows from Financing Activities:
Proceeds from Related Parties	6,000	58,838
Proceeds from stock subscription	334,623	-
Cash flow provided by financing activities	340,623	58,838
Increase (Decrease) in Cash and Cash Equivalents	45,616	(8,973)
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,888	$10,828

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock to settle or convert debt	$542,776	$15,000
Reduction in liability for unissued shares	$10,000	-

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

While the Company has funded its initial operations with private placements and loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. The Company’s ability to continue as a going concern is dependent on achieving sales and also dependent on many events outside of its direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2014 filed with the Securities and Exchange Commission on Form 10-K in April 2015.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at March 31, 2015 and 2,150,000 options and 1,698,378 warrants at March 31, 2014), is anti-dilutive.

New Accounting Pronouncements; Recently Adopted Accounting Pronouncements

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

Note 3. Related Party Transactions

For the year ended December 31, 2014, payables to related parties totaled $542,776. These monies, at December 31, 2014, were owed to Doug Beplate, our Chief Executive Officer. In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. Contemporaneously, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received as a bonus 11.1 million shares of restricted Common Stock.

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company’s common stock in the month of December of each year. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company’s common stock on a fully diluted basis. The common shares issued, at fair market value of $999,000, was recognized as expense in the first quarter of 2015.

Note 4. Issuances of Securities

In July 2013, Dr. Forman voluntarily surrendered his ownership of 2,750,000 options and 2,090,000 shares of Common Stock of the Company. As of March 31, 2015, the Company has not received the 2,090,000 shares to be cancelled.

On January 18, 2014, the Company entered into a consulting agreement with an individual to assist the Company in the areas of corporate networking, sales, marketing and strategic planning. Pursuant to said agreement, the Company issued 200,000 shares of restricted stock and immediately upon executing the agreement an option to purchase an additional 300,000 shares of stock at $0.12 per share from a third party. The shares were recorded as expense at the fair market value at the date of contract, in the amount of $34,000. The options issued were valued using the Black Scholes valuation model, resulting in an expense of $21,247. The assumptions used in determining the value were:

Expected volatility	102.0%
Expected dividend yield	0.0%
Risk-free interest rate	1.75%
Expected term (in years)	.5

On November 7, 2014, the Board of Directors approved the issuance and sale of 9.6 million shares of its Common Stock pursuant to various employment agreements and to consultants in exchange for services rendered valued at $.083 per share. For the year ending December 31, 2014, the Company issued 6,500,000 shares, at the fair market value of $539,500. The Company has not issued 100,000 shares to a director or 3,000,000 shares to be distributed to Phillip Forman, upon the submission of cancellation of the 2,090,000 shares. The Company has accrued a liability of $324,000 for the issuance of these shares. In January 2015, the Company issued the director the 100,000 shares.

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

In the first quarter of 2015, the Company sold 4,536,909 shares of its Common Stock in a private placement offering at offering prices ranging from $.07 per share to $.083 per share, for gross proceeds of $334,623 which was received in the first quarter of 2015. These shares were issued subsequent to the year end. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. Contemporaneously, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received as a bonus 11.1 million shares of restricted Common Stock.

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company’s common stock in the month of December of each year. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company’s common stock on a fully diluted basis. The common shares issued, at fair market value of $999,000, was recognized as expense in the first quarter of 2015.

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

Note 7. Material Agreements and Other Matters

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors. The agreement became effective May 1, 2013 and terminates on October 30, 2014. If the agreement is not terminated by September 1, 2014, the agreement will convert to a month-to-months basis after October 2014 until cancelled with 60 days prior written notice. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement with Bibicoff also requires the payment of certain fees to Bibicoff in connection with financing transactions. In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,315. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543 (see note 5 above). The Company has not recorded the subscription receivable as of March 31, 2015 and will recognize the transaction upon payment in part or full.

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

Note 8. Other Current Liabilities

As of March 31, 2015 and 2014, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $289,224 and $139,000, respectively, in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

 The Company has recognized a “Liability for unissued shares” for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Balance, beginning	$567,043	$160,543
Stock based compensation recognized	-	421,500
Issuance of shares in satisfaction of liability	(10,000)	15,000
Balance, ending	$557,043	$567,043

The total number of shares granted but unissued were 5,595,711 shares as of December 31, 2014 and 6,790,343 shares as of March 31, 2015.

Note 9. Subsequent Events

The Company’s Management has evaluated subsequent events through May 20, 2015 and there are none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with SEC in April 2015.

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

The Company’s strategy is to engage distributors to market the Company’s gauze products to the various worldwide markets. The Company has laid an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our first three distributors/partners (covering the dental, U.S. military and worldwide equestrian markets and Australasia). In 2015, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

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

Results of Operations

Three Months ended March 31, 2015 versus Three Months ended March 31, 2014

During the first quarter of 2015 and 2014, the Company had $9,892 and $146,773 of revenues, respectively. These revenues are attributable to our distribution agreements. Management believes that the last three quarters of 2015 will show increased sales as a result of our distribution agreements. Total operating expenses for the first quarter of 2015 and 2014 were $1,576,345 and $252,773, respectively. The increase in operating expenses was due to a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224. This charge to operations also caused our loss from operations to increase from $149,187 for the three months ended March 31, 2014 to $1,571,498 for the three months ended March 31, 2015. For the three months ended March 31, 2014, we incurred interest expenses of $17,175. Our net loss for the first three months ended March 31, 2015 was $1,571,498 as compared to $166,362 for the comparable period of the prior year.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestian markets and Australasia. Management believes that operating periods for the last three quarters of 2015 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2015, the Company had a negative working capital of $944,148 and stockholders’ deficiency of $941,848. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2014 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at March 31, 2015 and December 31, 2014 was $53,888 and 8,272, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the three months ended March 31, 2015 was $295,007. For the first quarter of 2015, the Company incurred a net loss of $1,571,498 and an increase in inventory of $421,158, partially offset through the issuance of stock relating to a compensation expense of $1,347,224 and an increase of payables and accrued expenses of $348,187. Net cash provided from financing activities for the three months ended March 31, 2015 was $340,623. This was primarily the result of sales of our common stock in the first quarter of 2015 totaling $334,623. During the first quarter of 2015, our Chief Executive Officer converted $542,776 of debt and a stock bonus of $348,244 into 9.9 million shares of restricted common stock.

Net cash used in operating activities for the three months ended March 31, 2014 was $49,865. For the three months ended March 31, 2014, our net loss of $(166,362) was partially offset by depreciation and amortization of $25,000, interest accrued of $17,175 and increased accounts payable and accrued expenses of $3,286. Cash flow from financing activities for the three months ended March 31, 2015 was $58,836 as a result of loans from related parties.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements.

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

As of March 31, 2015, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2015 through March 31, 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. 2015	Common Stock	9,900,000 shares	$821,000 in debt and stock bonus conversion into common stock; no cash compensation was paid.	Section 4(2)	Not applicable
Jan. – March 2015	Common Stock	4,536,909 common shares subscription receivable	$334,623 received; no commissions paid	Rule 506	Not applicable
Jan. 2015	Common Stock	11,000,000 shares	Services rendered pursuant to employment agreement; no commissions paid	Section 4(2)	Not applicable
Jan. 2015	Common Stock	3,242,772 shares	$269,150 received in fourth quarter of 2014; no commissions paid	Rule 506	Not applicable

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

(5) Incorporated by reference to the Form 8-K dated January 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2015.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

