Form 10-K/A
period 2014-12-31
United Health Products, Inc.
filed 2015-06-26
CIK 1096938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

Explanatory Note:

This Amendment is being filed for the sole purpose of filing Exhibit 23.1.

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

2

(3) Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (2)

3(ii)	Amendment to Articles of Incorporation. (1)

3(ii)	By-laws of the Company. (2)

10.1	Employment Agreement – Dr. Phillip Forman (3)

10.2	Employment Agreement – Nate Knight (3)

10.3	Consulting Agreement with Douglas Beplate (4)

10.4	Employment Agreement with Douglas Beplate which supersedes and replaces consulting agreement in exhibit 10.3. (5)

21	Subsidiaries of the Registrant – none

23.1	Accountant’s consent pertaining to S-8 Registration Statement**

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (2)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_______________

*	Previously filed.
**	Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.
(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
(3)	Incorporated by reference to Form 8-K dated November 23, 2014.
(4)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2013.
(5)	Incorporated by reference to the Form 8-K dated January 16, 2015.

3

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: June 25, 2015	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Douglas Beplate	Principal Executive Officer	June 25, 2015
Douglas Beplate

/s/ Nate Knight	Principal Financial Officer and Director	June 25, 2015
Nate Knight

/s/ John Capotorto	Director	June 25, 2015
John Capotorto

Director
Robert Denser

Nate Knight, John Capotorto and Robert Denser represent all the current members of the Board of Directors.

4