Form 10-Q
period 2015-06-30
United Health Products, Inc.
filed 2015-08-19
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Not Applicable

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

The number of shares outstanding of the Registrant’s Common Stock, as of June 30, 2015 was 140,844,181.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$1,180	$8,272
Inventory	440,586	31,873
Prepaid expenses	434	870

Total current assets	442,200	41,015

Other Assets	2,300	-

TOTAL ASSETS	$444,500	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$599,452	$372,483
Liability for unissued shares	145,543	567,043
Notes payable - related parties	39,175	542,776
Other current liabilities	318,704	168,223

Total current liabilities	1,102,874	1,650,525

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 140,844,181 and 108,198,000 Shares Issued and
Outstanding at June 30, 2015 and December 31, 2014, respectively	140,844	108,198
Additional Paid-In Capital	10,585,492	7,609,329
Stock subscriptions	6,500	341,250
Accumulated Deficit	(11,391,210)	(9,668,287

Total Stockholders’ Deficiency	(658,374)	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$444,500	$41,015

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$21,966	$-	$31,858	$146,773

Cost of goods sold	12,445	-	17,489	43,187

Gross profit	9,521	-	14,369	103,586

Operating Costs and Expenses
Amortization of Intangibles	-	(25,000)	-	(50,000)
Selling, general and administrative expenses	(157,467)	(173,505)	(1,733,813)	(401,277)

Total Operating Expenses	(157,467)	(198,505)	(1,733,813)	(451,277)

Loss from Operations	(147,946)	(198,505)	(1,719,444)	(347,691)

Other expenses
Interest Expense, Net	(3,479)	(17,175)	(3,479)	(34,351)

Total other expenses	(3,479)	(17,175)	(3,479)	(34,351)

Net Loss	$(151,425)	$(215,680)	$(1,722,923)	$(382,042)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(.01)	$(0.00)

Weighted average number of shares outstanding	138,115,862	102,647,138	131,271,069	102,583,057

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015
(Unaudited)

	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(1,722,923)	$(382,042)
Adjustments to Reconcile Net loss to
Net Cash provided by Operations:
Stock Based Compensation	1,347,224	-
Depreciation and Amortization		50,000
Interest accrued – notes		34,350
unissued stock		34,000
Stock options expensed		19,476
Changes in assets and liabilities:
Accounts Receivable	-	(5,027)
Prepaid Expenses	436	-
Inventory	(408,713)	20,622
Accounts Payable and Accrued Expenses	226,969	52,803
Other liabilities	150,481	-
Net Cash Used In Operating Activities	(406,526)	(175,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible property	(2,300)	-
NetCash (Used in) Investing Activities	(2,300)	-
Cash Flows from Financing Activities:
Proceeds from Related Parties and Loans	39,175	175,497
Proceeds from Stock Subscriptions	362,559	-

Net Cash Provided By Financing Activities	401,734	175,497

(Decrease) Increase in Cash and Cash Equivalents	(7,092)	(321)
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,180	$1,534

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note Payable	$542,776	$15,000
Reduction in liability for unissued shares	$421,500	-

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

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2014 filed with the Securities and Exchange Commission on Form 10-K on May 5, 2015.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at June 30, 2015 and 2,150,000 options and 1,698,378 warrants at June 30, 2014), is anti-dilutive.

Recent Accounting Pronouncements

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

On June 25, 2015, Dr. Forman resigned from the Board and as its Chairman. The Company and Dr. Forman entered into an agreement pursuant to which Dr. Forman’s employment agreement will terminate effective October 1, 2015. Until that date, Dr. Forman will serve as a medical advisor to the Company. The Company and Dr. Forman agreed that Dr. Forman would assist the Company to cancel the 2,090,000 shares that he agreed to surrender to the Company in July 2013 and his 3,000,000 common stock bonus that was agreed to in November 2014, which shares had not been issued, was reduced to 1,600,000 shares to be issued pursuant to the Company’s 2013 Employee Benefit and Consulting Services Compensation Plan. These 1,600,000 shares were issued on June 25, 2015. Pursuant to Dr. Forman’s amended employment agreement, he will receive additional compensation totaling $15,000 for the period of June 25 through October 1, 2015.

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

In the first quarter of 2015, the Company sold 4,536,909 shares of its Common Stock in a private placement offering at offering prices ranging from $.07 per share to $.083 per share, for gross proceeds of $334,623. These shares were issued subsequent to the year end. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In the second quarter of 2015, the Company sold 370,000 shares of its common stock in a private placement offering at offering prices ranging from $.075 per share to $.078 per share for gross proceeds of approximately $28,000. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In January 2015, Douglas Beplate converted $542,776 of indebtedness and a stock bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. Contemporaneously, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received as a bonus 11.1 million shares of restricted Common Stock. The common shares issued, at fair market value of $999,000, was recognized as expense in the first quarter of 2015.

Previously, the Company entered into a distribution agreement with Sinc Ventures LLC. In 2014, the Company agreed to terminate the distribution agreement in June 2015 in consideration of 50,000 shares of the Company’s Common Stock, which 50,000 shares were issued in June 2015.

In June 2015, the Company and Dr. Forman agreed to reduce his 3,000,000 shares signing bonus to 1,600,000 shares. See “Note 3.”

Note 5. Material Agreements and Other Matters

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company’s Board of Directors. The agreement became effective May 1, 2013 and terminates on October 30, 2014. If the agreement is not terminated by September 1, 2014, the agreement will convert to a month-to-months basis after October 2014 until cancelled with 60 days prior written notice. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement with Bibicoff also requires the payment of certain fees to Bibicoff in connection with financing transactions. In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,315. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543 (see note 5 above). The Company has not recorded the subscription receivable as of June 30, 2015 and will recognize the transaction upon payment in part or full.

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

Since 2013, the Company entered into various distribution agreements for Australasia and the military and the equestrian, dental and U.S. military markets.

Note 6. Other Current Liabilities

As of June 30, 2015 and December 31, 2014, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $289,224 and $139,000, respectively, in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

The Company has recognized a “Liability for unissued shares” for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Balance, beginning	$567,043	$160,543
Stock based compensation recognized	-	421,500
Issuance of shares in satisfaction of liability	(421,500)	15,000
Balance, ending	$145,543	$567,043

The total number of shares granted but unissued were 5,595,711 shares as of December 31, 2014 and 1,579,044 shares as of June 30, 2015.

Note 7. Subsequent Events

The Company’s Management has evaluated subsequent events through August 19, 2015 and there are none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with SEC on May 3, 2015.

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

Results of Operations

During the second quarter of 2015, the Company had $21,966 of revenues as compared to $-0- for the comparable period of the prior year. During the six months ended June 30, 2015 and 2014, the Company had revenues of $31,858 and $146,773, respectively. These revenues are attributable to our distribution agreements. Management believes that the last two quarters of 2015 will show increased sales as a result of our distribution agreements.

Total operating expenses for the second quarter of 2015 and 2014 were $157,467 and $198,505, respectively. Operating expenses for 2014 included $25,000 of amortization of intangibles not present in 2015. Total operating expenses for the six months ended June 30, 2015 and June 30, 2014 were $1,719,444 and $347,691, respectively. The six month 2015 increase in operating expenses was primarily due to a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224.

Our net loss for the second quarter of 2015 was $151,425 as compared to a net loss of $215,680 for the comparable period of the prior year. The approximate $54,000 decrease in net loss was due to three factors, which include a gross profit from sales of $9,521, a reduction in interest expense of approximately $14,000 and a reduction in amortization of intangibles of $25,000. Our net loss for the six months ended June 30, 2015 was $1.722,923 as compared to $382,042 for the comparable period of the prior year. The primary increase to our net loss for the six months ended June 30, 2015 relates to the increase in operating expenses described in the preceding paragraph.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestrian markets and Australasia. Management believes that operating periods for the last two quarters of 2015 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2015, the Company had a negative working capital of $660,674 and stockholders’ deficiency of $658,374. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2014 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at June 30, 2015 and December 31, 2014 was $1,180 and 8,272, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the six months ended June 30, 2015 was $406,526. For the first six months of 2015, the Company incurred a net loss of $1,722,923. Most of the net loss was attributable to stock based compensation of $1,347,224. For the six months ended June 30, 2015, $2,300 was used in investing activities to acquire an intangible property. Net cash provided from financing activities for the six months ended June 30, 2015 was $401,734. This was primarily the result of sales of our common stock in the first six months of 2015 totaling $362,559 and loans from related parties of $39,175. During the first six months of 2015, our Chief Executive Officer converted $542,776 of debt and a stock bonus of $348,244 into 9.9 million shares of restricted common stock.

Net cash used in operating activities for the six months ended June 30, 2014 was $175,818. For the six months ended June 30, 2014, our net loss of $(382,042) was partially offset by depreciation and amortization of $50,000, interest accrued on related party notes of $34,350 and increased accounts payable and accrued expenses of $52,803.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements.

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

As of June 30, 2015, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2015 through June 30, 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. 2015	Common Stock	9,900,000 shares	$821,000 in debt and stock bonus conversion into common stock; no cash compensation was paid.	Section 4(2)	Not applicable
Jan. – March 2015	Common Stock	4,536,909 common shares subscription receivable	$334,623 received; no commissions paid	Rule 506	Not applicable
Jan. 2015	Common Stock	11,000,000 shares	Services rendered pursuant to employment agreement; no commissions paid	Section 4(2)	Not applicable
Jan. 2015	Common Stock	3,242,772 shares	$269,150 received in fourth quarter of 2014; no commissions paid	Rule 506	Not applicable
June 2015	Common Stock	370,000 shares	$28,000 received; no Commissions paid	Rule 506	Not applicable
June 2015	Common Stock	50,000 shares	Distribution Settlement Agreement; no commissions paid	Rule 506	Not applicable

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (2)

3(ii)	Amendment to Articles of Incorporation. (1)

3(ii)	By-laws of the Company. (2)

10.1	Employment Agreement – Dr. Phillip Forman (3)

10.2	Employment Agreement – Nate Knight (3)

10.3	Consulting Agreement with Douglas Beplate (4)

10.4	Employment Agreement with Douglas Beplate which supersedes and replaces consulting agreement in exhibit 10.3. (5)

10.5	Amended Employment Agreement dated June 25, 2015 – Dr. Phillip Forman*

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (2)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

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

(5) Incorporated by reference to the Form 8-K dated January 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2015.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

