Form 10-Q
period 2015-09-30
United Health Products, Inc.
filed 2015-11-23
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 814-00717

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave., Suite A209 Henderson, NV	89052
(Address of Company's principal executive offices)	(Zip Code)

(877) 358-3444

 (Company's telephone number, including area code)

Not Applicable

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, as of November 18, 2015 was 147,553,410.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$4,200	$8,272
Accounts receivable	11,206	-
Inventory	470,056	31,873
Prepaid expenses	180,216	870

Total current assets	665,678	41,015

Other Assets	2,300	-

TOTAL ASSETS	$667,978	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$619,530	$372,483
Liability for unissued shares	145,543	567,043
Notes payable - related parties	17,610	542,776
Other current liabilities	359,851	168,223

Total current liabilities	1,142,534	1,650,525

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares Authorized, 144,927,514 and 108,198,000 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, respectively	144,927	108,198
Additional Paid-In Capital	10,947,909	7,609,329
Stock subscriptions	227,572	341,250
Accumulated Deficit	(11,794,964)	(9,668,287)

Total Stockholders' Deficiency	(474,556)	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$667,978	$41,015

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$20,123	$-	$51,981	$146,773

Cost of goods sold	10,022	-	27,511	43,187

Gross profit	10,101	-	24,470	103,586
Operating Costs and Expenses
Amortization of Intangibles	-	-	-	50,000
Stock based compensation	180,000	-	1,527,224	-
Selling General and Administrative Expenses	224,708	72,730	611,297	474,007

Total Operating Expenses	404,708	72,730	2,138,521	524,007

Loss from Operations	(394,607)	(72,730)	(2,114,051)	(420,421)

Other income (expenses)
Interest Expense, net	(9,147)	(18,557)	(12,626)	(52,908)

Total other income (expense)	(9,147)	(18,557)	(12,626)	(52,908)

Net Loss	$(403,754)	$(91,287)	$(2,126,677)	$(473,329)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	144,199,613	102,647,640	135,744,567	102,604,584

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(2,126,677)	$(473,329)
Adjustments to Reconcile Net loss to Net Cash provided by Operations:
Stock Based Compensation	1,527,224	34,000
Depreciation and Amortization	-	50,000
Interest accrued – relating party notes	-	34,350
Stock options expensed	-	19,919
Changes in assets and liabilities:
Accounts Receivable	(11,206)	(5,027)
Prepaid expenses	654	-
Inventory	(438,183)	20,874
Accounts Payable and Accrued Expenses	247,047	30,249
Other liabilities	191,628	-
Net Cash Used In Operating Activities	(609,513)	(288,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible property	(2,300)	-
Net Cash (Used in) Investing Activities	(2,300)	-
Cash Flows from Financing Activities:
Proceeds from Related Parties and Loans	17,610	288,589
Proceeds from Stock Subscriptions	590,131	-

Net Cash Provided By Financing Activities	607,741	288,589

(Decrease) Increase in Cash and Cash Equivalents	(4,072)	(375)
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,200	$1,480

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note payable	$542,776	$15,000
Reduction in liability for unissued shares	$421,500	-

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended September 30, 2015

(unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (formerly United EcoEnergy Corp.) ("United" or the "Company") is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. The Company produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact. Epic Wound Care, Inc. ("Epic"), the Company's principal operating subsidiary, was dissolved by the State of Florida on September 23, 2011 and, accordingly, all operations are now directly in the Company.

While the Company has funded its initial operations with private placements and loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. The Company's ability to continue as a going concern is dependent on achieving sales and also dependent on many events outside of its direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

These interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes for the period ended December 31, 2014 filed with the Securities and Exchange Commission on Form 10-K on May 5, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry, and any other parameters used in determining these estimates, could cause actual results to differ.

Income Taxes

The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities which is commonly known as the asset and liability method. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are ''more-likely-than-not'' of being sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management's evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities. Management believes the Company is no longer subject to income examinations for years prior to 2010.

 The Company has approximately $11.8 and $9.5 million as of September 30, 2015 and December 31, 2014, respectively, of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Revenues are attributable to the sale of medical products through distributor agreements. The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor's gross profit on special orders. The balance of the manufactured cost is due from the distributor at the time of shipment. The Company is also entitled to an agreed percentage of the distributor's profit on receipt by the distributor.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at September 30, 2015 and 2,150,000 options and 1,698,378 warrants at September 30, 2014), is anti-dilutive.

Inventory

The Company's inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. As of September 30, 2015 and December 31, 2014, all inventory consisted of finished goods.

Recent Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its consolidated financial statements.

Note 3. Related Party Transactions

For the year ended December 31, 2014, payables to related parties totaled $542,776. These monies, at December 31, 2014, were owed to Doug Beplate, our Chief Executive Officer. In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. Between January 1, 2015 and September 30, 2015, Mr. Beplate provided loans to the Company of $17,610. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis. The common shares issued, at fair market value of $999,000, was recognized as expense in the first quarter of 2015.

In November 2014, the Company entered into employment agreements with Dr. Phillip Forman, formerly Chairman of the Board, and Nate Knight, our Chief Financial Officer. Dr. Forman's employment agreement, which was terminable "at will" provided for cash compensation of $5,000 per month. Dr. Forman received 3,000,000 shares as a signing bonus, subject to his cancellation of 2,090,000 shares which he volunteered to cancel in July 2013. Dr. Forman has been reportedly unable to locate his certificates totaling 2,090,000 shares to cancel. Mr. Knight received 500,000 shares as a signing bonus and a monthly salary of $4,000 pursuant to his employment agreement, which is also terminable "at will." The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she received as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000.

On June 25, 2015, Dr. Forman resigned from the Board and as its Chairman. The Company and Dr. Forman entered into an agreement pursuant to which Dr. Forman's employment agreement terminated effective October 1, 2015. Until that date, Dr. Forman served as a medical advisor to the Company. The Company and Dr. Forman agreed that Dr. Forman would assist the Company to cancel the 2,090,000 shares that he agreed to surrender to the Company in July 2013, which shares were cancelled in July 2015, and his 3,000,000 common stock bonus that was agreed to in November 2014, which shares had not been issued, was reduced to 1,600,000 shares to be issued pursuant to the Company's 2013 Employee Benefit and Consulting Services Compensation Plan. These 1,600,000 shares were issued on June 25, 2015. Pursuant to Dr. Forman's amended employment agreement, he was scheduled to receive additional compensation totaling $15,000 for the period of June 25 through October 1, 2015.

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

Previously, the Company entered into a distribution agreement with Sinc Ventures LLC. In 2014, the Company agreed to terminate the distribution agreement in June 2015 in consideration of 50,000 shares of the Company's Common Stock, which 50,000 shares were issued in June 2015.

In June 2015, the Company and Dr. Forman agreed to reduce his 3,000,000 shares signing bonus to 1,600,000 shares. See "Note 3."

In July 2015, the Company entered into a Financial Advisory Agreement with Maxim Group LLC, a leading full service investment bank, securities and wealth management firm. Pursuant to this agreement, Maxim was issued 4,000,000 shares of restricted common stock valued at $360,000.

In the third quarter of 2015, the Company sold 3,034,291 shares of its common stock in a private placement offering at offering prices ranging from $.075 per share to $.078 per share for gross proceeds of approximately $227,600. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended. This amount is recorded in the stock subscriptions account found on the balance sheet.

Note 5. Material Agreements and Other Matters

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company's Board of Directors. The agreement became effective May 1, 2013. Fees payable to Bibicoff are $8,000 per month for the first four months, increasing to $11,000 per month for the next four months and increasing to $13,000 per month thereafter. The agreement with Bibicoff also required the payment of certain fees to Bibicoff in connection with financing transactions. In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,315. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543. The Company has not recorded the subscription receivable and will recognize the transaction upon payment in part or full.

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company's products. Pursuant to said agreement, 2,000,000, valued at $231,270, restricted shares of the Company's Common Stock were issued. Under certain conditions, an additional 2,000,000 shares of the Company's Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits.

Since 2013, the Company entered into various distribution agreements for Australasia and the military and the equestrian, dental and U.S. military markets.

In July 2015, the Company entered into a Financial Advisory Agreement with Maxim Group LLC, a leading full service investment bank, securities and wealth management firm. Pursuant to this agreement, Maxim was issued 4,000,000 shares of restricted common stock.

Note 6. Other Current Liabilities

As of September 30, 2015 and December 31, 2014, included in other current liabilities are outstanding notes to various individuals aggregating approximately $158,500 and $139,000, respectively, in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Balance, beginning	$567,043	$160,543
Stock based compensation recognized	-	421,500
Issuance of shares in satisfaction of liability	(421,500)	15,000
Balance, ending	$145,543	$567,043

The total number of shares granted but unissued were 5,595,711 shares as of December 31, 2014 and 1,495,711 shares as of September 30, 2015.

Note 7. Subsequent Events

The Company's management has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and concluded that there are no events to disclose, except that the Company issued between October 1, 2015 through November 20, 2015, 2,625,626 shares through the private sale of the Company's restricted Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with SEC on May 3, 2015.

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

Manufacturing and Packaging of our Products

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company's products. Hemo Manufacturing is responsible for overseeing quality control of products at our overseas (non-exclusive) manufacturer in China as well as the packaging and labeling of our products for distribution. Pursuant to said agreement, 2,000,000 restricted shares of the Company's Common Stock were issued upon execution of the agreement. Under certain conditions, an additional 2,000,000 shares of the Company's Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates recording all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. While the managing member of Hemo Manufacturing LLC owns 51% of this entity and the Company owns 49% of this entity, in practicality these ownership percentages only relate to control of the entity and not to our profits and losses of being split.

Primary Strategy

The Company's gauze products are designed for the wound care market and manufactured to our specifications by a manufacturing agent in China. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. The hemostatic gauze derived from regenerated oxidized/cellulose, which is all natural and designed to absorb exudate/drainage from superficial wounds and helps to control bleeding. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water. After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the hemostatic gauze product to be sold worldwide as well as establishing an international distribution network.

In August 2012, the Company's manufacturing agent in China of its gauze products which is registered and branded in the United States under the trademark HemoStyp™, received 510(k) approval from the U.S. Food and Drug Administration ("FDA") to be sold as a Class I device. The Company has the ability to represent to distributors and customers that its gauze products meet all FDA requirements as a Class I device. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets. Our gauze products can be used to stop nose bleeds and for post dialysis treatment and venipuncture.

The Company's strategy is to engage distributors to market the Company's gauze products to the various worldwide markets. The Company has laid an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our first three distributors/partners (covering the dental, U.S. military and worldwide equestrian markets and Australasia). In 2015, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. Since our formation, we have not generated any significant revenues. We have not as yet attained a level of operations that allows us to meet our current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. In August 2010, the FDA found that the Company's application for the designation of the Epic product as a Class III device was insufficient, which resulted in the temporary halt to sales by our distributor. In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA for our hemostatic gauze products to be sold as a Class I product.

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

Results of Operations

During the third quarter of 2015, the Company had $20,123 of revenues as compared to $0 for the comparable period of the prior year. During the nine months ended September 30, 2015 and 2014, the Company had revenues of $51,981 and $146,773, respectively. These revenues are attributable to our distribution agreements. Management believes that the fiscal 2016 will show increased sales as a result of our distribution agreements.

Total operating expenses for the third quarter of 2015 and 2014 were $404,708 and $72,730, respectively. Total operating expenses for the nine months ended September 30, 2015 and September 30, 2014 were $2,138,521 and $524,007, respectively. The nine month 2015 increase in operating expenses was primarily due to a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224 along with a $180,000 charged to expense due to 4,000,000 shares issued for financial advisory services.

Our net loss for the third quarter of 2015 was $403,754 as compared to a net loss of $91,287 for the comparable period of the prior year. The change in net loss of $312,467 was a result of the following: $180,000 charged to expense due to 4,000,000 shares issued for financial advisory services during the quarter along with an increase in consulting expenses of approximately $99,000. Our net loss for the nine months ended September 30, 2015 was $2,126,677 as compared to $473,329 for the comparable period of the prior year. The primary increase in our net loss for the nine months ended September 30, 2015 relates to the increase in operating expenses described in the preceding paragraph.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestrian markets and Australasia. Management believes that operating periods for the last quarter of 2015 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2015, the Company had a negative working capital of $656,856 and stockholders' deficiency of $654,556. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2014 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at September 30, 2015 and December 31, 2014 was $4,200 and $8,272, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we developed a new marketing strategy and further studied the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the nine months ended September 30, 2015 was $609,513. For the first nine months of 2015, the Company incurred a net loss of $2,306,677. Most of the net loss was attributable to stock based compensation of $1,347,224 attributable to compensation received by our Chief Executive Officer and $360,000 of compensation issued to Maxim, our financial advisor. For the nine months ended September 30, 2015, $2,300 was used in investing activities to acquire an intangible property. Net cash provided from financing activities for the nine months ended September 30, 2015 was $607,741. This was primarily the result of sales of our common stock in the first nine months of 2015 totaling $590,131 and loans from related parties of $17,610. During the first nine months of 2015, our Chief Executive Officer converted $542,776 of debt and a stock bonus of $348,244 into 9.9 million shares of restricted common stock.

Net cash was used in operating activities for the nine months ended September 30, 2014 was $(288,964). During the nine months ended September 30, 2014, we had a net loss of $(473,329), which was partially offset by non-cash expense of depreciation and amortization of $50,000, an increase in interest accrued of $34,350, issuance of stock for services of $34,000, stock option expense of $19,919 and changes in assets and liabilities of approximately $46,000.

Net cash was generated from financing activities of $288,589 in the nine months ended September 30, 2014. Cash generated in 2014 was the result of proceeds from related parties.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet arrangements.

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

Revenues are attributable to the sale of medical products through distributor agreements. The principal terms of the agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor's gross profit on special orders. The balance of the manufactured cost is due from the distributor at the time of shipment. The Company is also entitled to an agreed percentage of the distributor's profit on receipt by the distributor.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are ''more-likely-than-not'' of being sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management's evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ''Exchange Act''), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of September 30, 2015, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in adjustments to the Company's interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2015 through September 30, 2015, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. 2015	Common Stock	9,900,000 shares	$821,000 in debt and stock bonus conversion into common stock; no cash compensation was paid.	Section 4(2)	Not applicable

Jan. – March 2015	Common Stock	4,536,909 common shares subscription receivable	$334,623 received; no commissions paid	Rule 506	Not applicable

Jan. 2015	Common Stock	11,000,000 shares	Services rendered pursuant to employment agreement; no commissions paid	Section 4(2)	Not applicable

Jan. 2015	Common Stock	3,242,772 shares	$269,150 received in fourth quarter of 2014; no commissions paid	Rule 506	Not applicable

June 2015	Common Stock	370,000 shares	$28,000 received; no Commissions paid	Rule 506	Not applicable

June 2015	Common Stock	50,000 shares	Distribution Settlement Agreement; no commissions paid	Rule 506	Not applicable

July 2015	Common Stock	4,000,000 shares	Financial consulting services; no commissions paid	Section 4(2)	Not applicable

July – Sept. 2015	Common Stock	3,034,291 common shares subscription receivable	$227,572 received; no commissions paid	Rule 506	Not applicable

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (2)

3(ii)	Amendment to Articles of Incorporation. (1)

3(ii)	By-laws of the Company. (2)

10.1	Employment Agreement – Dr. Phillip Forman (3)

10.2	Employment Agreement – Nate Knight (3)

10.3	Consulting Agreement with Douglas Beplate (4)

10.4	Employment Agreement with Douglas Beplate which supersedes and replaces consulting agreement in exhibit 10.3. (5)

10.5	Amended Employment Agreement dated June 25, 2015 – Dr. Phillip Forman (6)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (2)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_____________________

*	Filed herewith.
(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.
(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2015.
(3)	Incorporated by reference to Form 8-K dated November 23, 2014.
(4)	Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2013.
(5)	Incorporated by reference to the Form 8-K dated January 16, 2015.
(6)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2015.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

