Form 10-Q/A
period 2015-03-31
United Health Products, Inc.
filed 2016-05-13
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:814-00717

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

The number of shares outstanding of the Registrant's Common Stock, as of the filing date of this Form 10-Q/A was 140,856,035 after giving effect to the cancellation of 2,090,000 shares that Dr. Forman has agreed to cancel, the issuance of 3,000,000 shares to Dr. Forman pursuant to his employment agreement of November 2014 and the issuance of 4,536,909 shares paid and unissued as of March 31, 2015.

Explanatory Note

The Company is filing the Amended 10-Q for the period ended March 31, 2015. The amended 10-Q/A addresses the valuation of inventory and related accounts payable and accrued expenses as discussed in Note 9 below.

2

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q/A QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$53,888	$8,272
Inventory	58,643	31,873
Prepaid expenses	652	870

Total current assets	113,183	41,015

Other Assets	2,300	-

TOTAL ASSETS	$115, 483	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$205,064	$372,483
Liability for unissued shares	557,043	567,043
Notes payable - related parties	6,000	542,776
Other current liabilities	289,224	168,223

Total current liabilities	1,057,331	1,650,525

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 132,540,412 and 108,198,000 Shares Issued and
Outstanding at March 31, 2015 and December 31, 2014, respectively	132,540	108,198
Additional Paid-In Capital	9,758,674	7,609,329
Stock subscriptions	406,723	341,250
Accumulated Deficit	(11,239,785)	(9,668,287)

Total Stockholders' Deficiency	(941,848)	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$115,483	$41,015

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	Restated

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

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	Restated
Cash Flows from Operating Activities:
Net Loss	$(1,571,498)	$(166,362)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	-	25,000
Interest accrued	-	17,175
Issuance of stock as compensation expense	1,347,224	34,000
Stock options expensed	-	8,853
Changes in assets and liabilities:
Accounts Receivable	-	(8,158)
Inventory	(26,770)	21,343
Prepaid expenses	(218)	-
Other assets	2,300	-
Accounts Payable and Accrued Expenses	(167,046)	18,284
Other current liabilities	121,001	-
Net Cash Used In Operating Activities	(295,007)	(49,865)

Cash Flows from Financing Activities:
Proceeds from Related Parties	6,000	58,838
Proceeds from stock subscription	334,623	-
Cash flow provided by financing activities	340,623	58,838
Increase (Decrease) in Cash and Cash Equivalents	45,616	(8,973)
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,888	$10,828

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock to settle or convert debt	$542,776	$15,000
Reduction in liability for unissued shares	$10,000	-

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q/ A and Article 8 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these consolidated financial statements for additional disclosure.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company's investment in securities held for sale is fair valued by this method.

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

In November 2014, the Company entered into employment agreement with Dr. Phillip Forman, Chairman of the Board, and Nate Knight, our Chief Financial Officer. Each employment agreement is terminable by the Company "at will." Dr. Forman and Mr. Knight receive cash compensation of $5,000 per month and $4,000 per month, respectively. Dr. Forman received 3,000,000 shares as a signing bonus, subject to his cancellation of 2,090,000 shares which he volunteered to cancel in July 2013. Dr. Forman has been reportedly unable to locate his certificates totaling 2,090,000 shares to cancel. Mr. Knight received 500,000 shares as a signing bonus pursuant to his employment agreement. The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she received as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000.

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

Note 9. Restatement of Previously Issued Condensed Financial Statements

The Company determined t he valuation of its inventory and related accounts payable were not properly recorded and the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this Quarterly Report it s financial statements for the quarterly period ended March 31, 2015. However, these restatements will have no impact on the Company's current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Impact of the Restatement – March 31, 2015

	As of March 31, 2015
Balance Sheet Data (unaudited):	As Previously Reported	Adjustment	As Restated
Inventory	$453,031	(394,388)	$58,643
Total current assets	507,571	(394,388)	113,183
Total assets	509,871	(394,388)	115,483
Accounts payable and accrued expenses	599,452	(394,388)	205,064
Total current liabilities	$1,451,719	(394,388)	$1,057,331

	Three Months Ended March 31, 2015
Cash Flows Data (unaudited):	As Previously Reported	Adjustment	As Restated
Inventory	$(421,158)	394,388	$(26,770)
Accounts payable and accrued expenses	227,342	(394,388)	(167,046)

Note 10. Subsequent Events

The Company's Management has evaluated subsequent events through May 20, 2015 and there are none.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q/A . This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with SEC in April 2015.

OVERVIEW

The Company develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the dental and medical markets and is pursuing multiple markets for HemoStyp, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million dollar market.

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

In August 2012, the Company's manufacturing agent in China of its gauze products identified as HemoStyp, received 510(k) approval from the U.S. Food and Drug Administration ("FDA") to be sold as a Class I device. The Company has the ability to represent to distributors and customers that its gauze products meet all FDA requirements as a Class I device. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets. Our gauze products can be used to stop nose bleeds and for post dialysis treatment and venipuncture.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2015, the Company had a negative working capital of $944,148 and stockholders' deficiency of $941,848. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2014 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at March 31, 2015 and December 31, 2014 was $53,888 and 8,272, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we develop a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the three months ended March 31, 2015 was $295,007. For the first quarter of 2015, the Company incurred a net loss of $1,571,498 and an increase in inventory of $26,770, partially offset through the issuance of stock relating to a compensation expense of $1,347,224 and a d ecrease of payables and accrued expenses of $167,419. Net cash provided from financing activities for the three months ended March 31, 2015 was $340,623. This was primarily the result of sales of our common stock in the first quarter of 2015 totaling $334,623. During the first quarter of 2015, our Chief Executive Officer converted $542,776 of debt and a stock bonus of $348,244 into 9.9 million shares of restricted common stock.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

As of March 31, 2015, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q/A, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

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

(2) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3) Incorporated by reference to Form 8-K dated November 23, 2014.

(4) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2013.

(5) Incorporated by reference to the Form 8-K dated January 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

