Form 10-Q/A
period 2015-06-30
United Health Products, Inc.
filed 2016-05-13
CIK 1096938

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

The number of shares outstanding of the Registrant's Common Stock, as of June 30, 2015 was 140,844,181.

Explanatory Note

The Company is filing the Amended 10-Q/A for the period ended June 30, 2015. The amended 10-Q/A addresses the valuation of inventory and related accounts payable and accrued expenses as discussed in Note 7 below.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q/A QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$1,180	$8,272
Inventory	46 ,198	31,873
Prepaid expenses	434	870

Total current assets	47,812	41,015

Other Assets	2,300	-

TOTAL ASSETS	$50,112	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$205,064	$372,483
Liability for unissued shares	145,543	567,043
Notes payable - related parties	39,175	542,776
Other current liabilities	318,704	168,223

Total current liabilities	708,486	1,650,525

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares
Authorized, 140,844,181 and 108,198,000 Shares Issued and
Outstanding at June 30, 2015 and December 31, 2014, respectively	140,844	108,198
Additional Paid-In Capital	10,585,492	7,609,329
Stock subscriptions	6,500	341,250
Accumulated Deficit	(11,391,210)	(9,668,287

Total Stockholders' Deficiency	(658,374)	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$50,112	$41,015

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	Restated		Restated

Revenues	$21,966	$-	$31,858	$146,773

Cost of goods sold	12,445	-	17,489	43,187

Gross profit	9,521	-	14,369	103,586

Operating Costs and Expenses
Amortization of Intangibles	-	(25,000)	-	(50,000)
Selling, general and administrative expenses	(157,467)	(173,505)	(1,733,813)	(401,277)

Total Operating Expenses	(157,467)	(198,505)	(1,733,813)	(451,277)

Loss from Operations	(147,946)	(198,505)	(1,719,444)	(347,691)

Other expenses
Interest Expense, Net	(3,479)	(17,175)	(3,479)	(34,351)

Total other expenses	(3,479)	(17,175)	(3,479)	(34,351)

Net Loss	$(151,425)	$(215,680)	$(1,722,923)	$(382,042)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(.01)	$(0.00)

Weighted average number of shares outstanding	138,115,862	102,647,138	131,271,069	102,583,057

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015
(Unaudited)

	2015	2014
	Restated

Cash Flows from Operating Activities:
Net Loss	$(1,722,923)	$(382,042)
Adjustments to Reconcile Net loss to
Net Cash provided by Operations:
Stock Based Compensation	1,347,224	-
Depreciation and Amortization		50,000
Interest accrued – notes		34,350
unissued stock		34,000
Stock options expensed		19,476
Changes in assets and liabilities:
Accounts Receivable	-	(5,027)
Prepaid Expenses	436	-
Inventory	(14,325)	20,622
Accounts Payable and Accrued Expenses	(167,419)	52,803
Other liabilities	150,481	-
Net Cash Used In Operating Activities	(406,526)	(175,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible property	(2,300)	-
NetCash (Used in) Investing Activities	(2,300)	-
Cash Flows from Financing Activities:
Proceeds from Related Parties and Loans	39,175	175,497
Proceeds from Stock Subscriptions	362,559	-

Net Cash Provided By Financing Activities	401,734	175,497

(Decrease) Increase in Cash and Cash Equivalents	(7,092)	(321)
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,180	$1,534

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note Payable	$542,776	$15,000
Reduction in liability for unissued shares	$421,500	-

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q/A and Article 8 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

On June 25, 2015, Dr. Forman resigned from the Board and as its Chairman. The Company and Dr. Forman entered into an agreement pursuant to which Dr. Forman's employment agreement will terminate effective October 1, 2015. Until that date, Dr. Forman will serve as a medical advisor to the Company. The Company and Dr. Forman agreed that Dr. Forman would assist the Company to cancel the 2,090,000 shares that he agreed to surrender to the Company in July 2013 and his 3,000,000 common stock bonus that was agreed to in November 2014, which shares had not been issued, was reduced to 1,600,000 shares to be issued pursuant to the Company's 2013 Employee Benefit and Consulting Services Compensation Plan. These 1,600,000 shares were issued on June 25, 2015. Pursuant to Dr. Forman's amended employment agreement, he will receive additional compensation totaling $15,000 for the period of June 25 through October 1, 2015.

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

Note 7. Restatement of Previously Issued Condensed Financial Statements

The Company determined the valuation of its inventory and related accounts payable were not properly recorded and the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this Quarterly Report it s financial statements for the six month period ended June 30, 2015. However, these restatements will have no impact on the Company's current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Impact of the Restatement – June 30, 2015

	As of June 3 0 , 2015
	As Previously Reported	Adjustment	As Restated
Balance Sheet Data (unaudited):
Inventory	$440,586	(394,388)	$46,198
Total current assets	442,200	(394,388)	47,812
Total assets	444,500	(394,388)	50,112
Accounts payable and accrued expenses	599,452	(394,388)	205,064
Total current liabilities	$1,102,874	(394,388)	$708,486

	Six Months Ended June 3 0 , 2015
	As Previously Reported	Adjustment	As Restated
Cash Flows Data (unaudited):
Inventory	$(408,713)	394,388	$(14,325)
Accounts payable and accrued expenses	226,969	(394,388)	(167,419)

Note 8. Subsequent Events

The Company's Management has evaluated subsequent events through August 19, 2015 and there are none.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2015, the Company had a negative working capital of $660,674 and stockholders' deficiency of $658,374. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our auditors on our 2014 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at June 30, 2015 and December 31, 2014 was $1,180 and 8,272, respectively.

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

As of June 30, 2015, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015, because of the material weakness described below.

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

