Form 10-Q/A
period 2015-09-30
United Health Products, Inc.
filed 2016-05-13
CIK 1096938

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

Explanatory Note

The Company is filing the Amended 10-Q /A for the period ended September 30, 2015. The amended 10-Q/A addresses the valuation of inventory and related accounts payable and accrued expenses as discussed in Note 7 below.

2

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q/A QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$4,200	$8,272
Accounts receivable	11,206	-
Inventory	75,668	31,873
Prepaid expenses	180,216	870

Total current assets	271,290	41,015

Other Assets	2,300	-

TOTAL ASSETS	$273,590	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$225,142	$372,483
Liability for unissued shares	145,543	567,043
Notes payable - related parties	17,610	542,776
Other current liabilities	359,851	168,223

Total current liabilities	748,146	1,650,525

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 150,000,000 Shares Authorized, 144,927,514 and 108,198,000 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, respectively	144,927	108,198
Additional Paid-In Capital	10,947,909	7,609,329
Stock subscriptions	227,572	341,250
Accumulated Deficit	(11,794,964)	(9,668,287)

Total Stockholders' Deficiency	(474,556)	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$273,590	$41,015

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	Restated		Restated

Revenues	$20,123	$-	$51,981	$146,773

Cost of goods sold	10,022	-	27,511	43,187

Gross profit	10,101	-	24,470	103,586
Operating Costs and Expenses
Amortization of Intangibles	-	-	-	50,000
Stock based compensation	180,000	-	1,527,224	-
Selling General and Administrative Expenses	224,708	72,730	611,297	474,007

Total Operating Expenses	404,708	72,730	2,138,521	524,007

Loss from Operations	(394,607)	(72,730)	(2,114,051)	(420,421)

Other income (expenses)
Interest Expense, net	(9,147)	(18,557)	(12,626)	(52,908)

Total other income (expense)	(9,147)	(18,557)	(12,626)	(52,908)

Net Loss	$(403,754)	$(91,287)	$(2,126,677)	$(473,329)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding	144,199,613	102,647,640	135,744,567	102,604,584

See notes to consolidated financial statements.

UNITED HEALTH PRODUCTS, INC
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)

	2015	2014
	Restated
Cash Flows from Operating Activities:
Net Loss	$(2,126,677)	$(473,329)
Adjustments to Reconcile Net loss to Net Cash provided by Operations:
Stock Based Compensation	1,527,224	34,000
Depreciation and Amortization	-	50,000
Interest accrued – relating party notes	-	34,350
Stock options expensed	-	19,919
Changes in assets and liabilities:
Accounts Receivable	(11,206)	(5,027)
Prepaid expenses	654	-
Inventory	(43,795)	20,874
Accounts Payable and Accrued Expenses	(147,341)	30,249
Other liabilities	191,628	-
Net Cash Used In Operating Activities	(609,513)	(288,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible property	(2,300)	-
Net Cash (Used in) Investing Activities	(2,300)	-
Cash Flows from Financing Activities:
Proceeds from Related Parties and Loans	17,610	288,589
Proceeds from Stock Subscriptions	590,131	-

Net Cash Provided By Financing Activities	607,741	288,589

(Decrease) Increase in Cash and Cash Equivalents	(4,072)	(375)
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,200	$1,480

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note payable	$542,776	$15,000
Reduction in liability for unissued shares	$421,500	-

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

Note 7 . Restatement of Previously Issued Condensed Financial Statements

The Company determined the valuation of its inventory and related accounts payable were not properly recorded and the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this Quarterly Report it s financial statements for the nine month period ended September 3 0 , 2015. However, these restatements will have no impact on the Company's current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Impact of the Restatement – September 3 0 , 2015

	As of September 30, 20 1 5
Balance Sheet Data (unaudited):	As Previously Reported	Adjustment	As Restated
Inventory	$470,056	(394,388)	$75,668
Total current assets	665,678	(394,388)	271,290
Total assets	667,978	(394,388)	273,590
Accounts payable and accrued expenses	619,530	(394,388)	225,142
Total current liabilities	$1,142,534	(394,388)	$748,146

	Nine Months Ended September 3 0 , 2015
Cash Flows Data (unaudited):	As Previously Reported	Adjustment	As Restated
Inventory	$(438,183)	394,388	$(43,795)
Accounts payable and accrued expenses	247,047	(394,388)	(147,341)

Note 8. Subsequent Events

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

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q/A , to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

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

