Form 10-K
period 2015-12-31
United Health Products, Inc.
filed 2016-05-13
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

As of June 30, 2015, the number of shares held by non-affiliates was approximately 117,900,000 shares. The approximate market value based on the last sale (i.e. $.09 per share as of June 30, 2015, the last business day of the second quarter) of the Company's Common Stock was approximately $10,611,000.

The number of shares outstanding of the Registrant's Common Stock, as of April 25, 2016 was 151,502,796.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under "Risk Factors" and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility.

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. ("United" or the "Company") develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the dental and medical markets and is pursuing multiple markets for HemoStyp, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million dollar market.

 Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through its former wholly-owned subsidiary, Epic. The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company's common stock. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

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

In August 2012, the Company's manufacturing agent in China of its gauze products under the name HemoStyp, received 510(k) approval from the U.S. Food and Drug Administration ("FDA") to be sold as a Class I device. The Company has the ability to represent to distributors and customers that its gauze products meet all FDA requirements as a Class I device. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets. Our gauze products can be used to stop nose bleeds and for post dialysis treatment and venipuncture.

The Company's strategy is to engage distributors to market the Company's gauze products to the various worldwide markets. The Company has an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our several distributors/partners (covering the dental, veterinarian, U.S. retail, U.S. military and worldwide equestrian markets and Australasia). In 2016, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

 Our HemoStyp Gauze Products

HemoStyp Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When it comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact it simply degradates to these end products, it does not cause significant delay in healing as do other hemostatic materials that may have a similar appearance. Our HemoStyp gauze products are sold in different sizes for use in superficial trauma cases. It is also sold as a dental gauze and as a nasal dressing.

HemoStyp Hemostatic Gauze is applied by simply folding the gauze once or twice, depending on the size of the wound, and then putting it as far into the wound as possible. Putting a bandage on top of the gauze is optional and in many cases unnecessary. On smaller cuts, it may be helpful to first cut the Gauze in half before applying it to the wound. When this is done, it may not be necessary to fold it first. Since EMS work is pre-hospital, rinsing the gauze out with saline or water is not necessary. This is because after the patient reaches the hospital, a wound will be debrided and possibly reopened prior to suturing.

The Company's hemostatic gauze product line includes various configurations. The Company's product line has been developed to address the specific needs of our market segments and our existing customers, including the U.S. military. The Company's hemostatic gauze product line now includes the following products:

•	Dental gauze for oral surgery;
•	Four versions of Trauma Gauze™ for battlefield trauma; and
•	Two island dressings to support intravenous procedures.

Sales and Marketing

Our technology is marketed as HemoStyp Gauze, but is also available to customers with customized private labeling. We are customer driven. We intend to distribute both nationally and internationally. We intend to service our customers through distributors, sales representatives, industry-specialized telephone support, and the Internet. Our potential customer base includes, without limitation:

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

On December 19, 2012, the Company announced that its hemostatic gauze was featured in the clinicians report for the second time in 2012. This report is a published scientific testimonial that features products which have met the criteria and approval of the dental community. This report is distributed to over 10,000 dental care providers. In the December issue, the Company's HemoStyp was listed among the best products evaluated during 2012 with 83% of the evaluators stating that they would recommend the product. On January 22, 2013, the Company announced that its HemoStyp was featured in the January 2013 edition of Dentistry Today. Dentistry Today is a top dental industry report offering comprehensive coverage of the latest news and developing technologies from within the dental industry.

In August 2013, we entered into a consulting agreement with Douglas Beplate for the exclusive purpose of retaining his services to develop and market our hemostatic gauze products. In November 2013, our Board of Directors asked Mr. Beplate to become an executive officer of the Company, a position he accepted for the purpose of developing and expanding our business opportunities. As a result of Mr. Beplate's efforts, we have succeeded in obtaining distribution/partner agreements for the dental, veterinarian, equestrian and U.S. military and retail markets as well as Australasia.

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

The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA") and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of applicable laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We have all necessary licenses or other regulatory approvals and believe that we are in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations.

On April 29, 2010, the Company's then wholly-owned subsidiary, Epic Wound Care, Inc., submitted a Section 510(k) premarket notification of intent to market its hemostatic gauze as a Class III device to the U.S. Food and Drug Administration ("FDA"). On August 3, 2010, the FDA sent Epic a notice that the application was insufficient to allow the FDA to make the determination. In August 2012, our non-affiliated manufacturing agent in China had its Section 510(k) pre-market notification approved as a Class I device as described herein.

In recent years, some states have passed or proposed laws and regulations that are intended to protect the safety of the pharmaceutical supply channel. These laws and regulations are designed to prevent the introduction of counterfeit, diverted, adulterated or mislabeled pharmaceuticals into the distribution system. In addition, the FDA Amendments Act of 2007 (the "2007 Act") requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices and other technologies. The 2007 Act required the FDA to develop a standardized numerical identifier by April 1, 2010.

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

Research and Development Expenditures

In fiscal 2015 and 2014, we incurred $0 and $0, respectively, in research and development expenditures.

 Employees

As of March 31, 2016, we have four full-time employees of the Company.

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

For the years ended December 31, 2015 and 2014, the Company had a net loss of ($2,591,861) and ($2,144,334), respectively. While the Company's hemostatic gauze products have 510(k) FDA approval from the FDA for our manufacturing agent in China to manufacture these products, we can provide no assurances that our operations will be profitable in the future.

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

We currently have a working capital deficit, minimal cash and limited sales of our products. As result of the Company's financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

To market and sell our hemostatic gauze products business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations. To date, we have entered into distribution/partner agreements for the dental, veterinarian, equestrian and U.S. military and retail markets as well as for Australasia for our hemostatic gauze products. We can provide no assurances that additional distribution agreements will be entered into on terms satisfactory to us, if at all or that our operations will be profitable as a result of these distribution agreements.

We could experience difficulties in our supply chain.

We do not maintain our own manufacturing facilities. Our exclusive contract manufacturer oversees the manufacture of our hemostatic gauze products through a manufacturing agent in China on a non-exclusive basis, which agent has obtained 510(k) approval with the FDA for the manufacturing of the Company's hemostatic gauze products as a Class 1 device. If the Company's manufacturing agent in China should experience difficulties in the process of manufacturing, such as changes in environmental regulations, rising wages, late deliveries, shortages of components or raw materials, cash problems or excessive transport costs, there would be an adverse impact on our ability to generate revenue. Our contract manufacturer is also responsible for quality control in China and overseeing the packaging and labeling of our products for distribution. We are dependent upon the services of our contract manufacturer to perform its obligations in a satisfactory manner.

We are currently dependent on one hemostatic gauze product line to generate income.

The Company's hemostatic gauze product line is currently our only product line from which we can derive revenue. Lack of success in developing a commercial market for this product line will materially adversely affect our operations.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the healthcare industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited "public float", in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

The Company's common stock is available for trading on the OTCQB. Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

Our common stock is deemed a "penny stock", which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the "penny stock" rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

The common shares of the Company trade on the OTCQB under the symbol UEEC. There has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented.

	High	Low
For Year Ended 2015
First Quarter	$0.10	$0.07
Second Quarter	0.10	0.07
Third Quarter	0.10	0.07
Fourth Quarter	0.11	0.07

For Year Ended 2014
First Quarter	$0.19	$0.14
Second Quarter	0.17	0.09
Third Quarter	0.14	0.09
Fourth Quarter	0.13	0.05

(b) Holders

As of March 24, 2016, there were approximately 197 holders of record of our issued and outstanding 151,502,796 shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the period October 1, 2015 through December 31, 2015, the Company issued the following unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Fiscal 2015	Common Stock	2,575,626 Shares	$193,172 received; no commissions paid	Rule 506; Section 4(2)	Not applicable

During the period January 1, 2015 through December 31, 2015, there were no repurchases of the Company's unregistered securities. However, Dr. Forman effectuated the cancellation of 2,090,000 shares which he voluntarily agreed to return to the Company in July 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with ''Selected Financial Data'' and our financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' and elsewhere in this annual report on Form 10-K.

OVERVIEW

United Health Products, Inc. ("United" or the "Company") develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the dental and medical markets and is pursuing multiple markets for HemoStyp, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million-dollar market.

Current Economic Environment

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

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. The report of our auditors on our financial statements for the year ended December 31, 2015 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2015 versus year ended December 31, 2014

During 2015, the Company had $53,266 of revenues as compared to $162,677 for the comparable period of the prior year. These revenues are attributable to our distribution agreements. Management believes that the fiscal 2016 will show increased sales as a result of our distribution agreements.

Total operating expenses for 2015 and 2014 were $2,608,468 and $2,171,902, respectively. In 2015 and 2014, the Company recorded stock based compensation of $1,711,974 and $1,127,347, respectively. The 2015 operating expenses included a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224 along with a $360,000 charged to expense due to 4,000,000 shares issued for financial advisory services. In 2014, the Company recorded total stock based compensation of $1,127,347 relating to the employment agreements of Dr. Forman, Nate Knight and three other employees ($1,039,847) and consultants ($87,500).

Our net loss for 2015 was ($2,591,861) as compared to a net loss of ($2,144,334) for the comparable period of the prior year. The primary increase in our net loss for 2015 relates to the increase in operating expenses described in the preceding paragraph.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military and retail , veterinarian, dental and equestrian markets and Australasia. Management believes that operating periods for 2016 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, the Company had a negative working capital of $800,065 and stockholders' deficiency of $800,065. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2015 and 2014 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at December 31, 2015 and December 31, 2014 was $1,481 and $8,272, respectively.

During fiscal 2015 and fiscal 2014, the Company had net cash used in operating activities of $844,037 and $334,833, respectively. Fiscal 2015 and 2014 includes non-cash effects of: stock based compensation of $1,711,974 and $1,127,347; interest accrued of $0 and $52,146; and amortization of $0 and $50,000, respectively. Cash flow from financing activities in fiscal 2015 and fiscal 2014 resulted in cash being provided of $837,246 and $341,250, respectively. In fiscal 2014, the Company received $341,250 from the sale of its common stock to non-affiliated persons.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we have no off-balance sheet arrangements.

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

The Company has recorded as intangibles amounts representing the rights we have obtained to technology and know-how based upon the amounts the Company had previously recorded for the assets exchanged for the rights or the market value of its common stock given as consideration. In the opinion of management, the valuation of the assets given in exchange for the rights are representative of the value as the assets and based upon the Company's current plans for these rights there has been no diminution in their value.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of United Health Products, Inc.

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years in the two year period ended December 31, 2015. United Health Products, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

May 13, 2016

UNITED HEALTH PRODUCTS, INC

Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and Cash Equivalents	$1,481	$8,272
Accounts receivable	8,854	-
Inventory	41,918	31,873
Prepaid expense	216	870
Total current assets	52,469	41,015

Other Assets
Intangible Assets, net of accumulated amortization of $500,000 and $500,000, respectively	-	-

TOTAL ASSETS	$52,469	$41,015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$417,431	$372,483
Liability for unissued shares	145,543	567,043
Notes payable - related parties	112,190	542,776
Other Notes payable	177,370	168,223

Total current liabilities	852,534	1,650,525

Commitments and Contingencies

Stockholders' Deficiency

Common Stock - $.001 par value, 300,000,000 shares and 150,000,000 shares, respectively, authorized, and 148,003,140 and 108,197,640 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	148,003	108,198
Additional Paid-In Capital	11,172,455	7,609,329
Stock subscriptions	139,625	341,250
Accumulated Deficit	(12,260,148)	(9,668,287)
Total Stockholders' Deficiency	(800,065)	(1,609,510)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$52,469	$41,015

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	For the Year Ended December 31,
	2015	2014

Revenues	$53,266	$162,677
Cost of sales	27,512	82,963
	25,754	79,714

Operating Costs and Expenses
Amortization of Intangibles	-	50,000
Selling, general and administrative expenses	2,608,468	2,121,902

Total Operating Expenses	2,608,468	2,171,902

Loss from Operations	(2,582,714)	(2,092,188)

Other income (expenses)
Interest Expense, Net	(9,147)	(52,146)

Total other income (expense)	(9,147)	(52,146)

Net Loss	$(2,591,861)	$(2,144,334)

Net Loss per common share:
Basic	$(0.02)	$(0.02)

Weighted average number of shares outstanding	138,680,899	102,945,825

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Stockholders' Deficiency

For the Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total

Balance at January 1, 2014	102,260,140	102,260	6,299,869	-	(7,523,953)	(1,121,824)

Proceeds received for stock subscriptions, issued in 2015	-	-	-	341,250	-	341,250

Forfeiture of shares	(950,000)	(950)	950	-	-	-

Issuance of Common Stock in connection with Services	6,700,000	6,700	677,900	-	-	684,600

Options issued	-	-	21,247	-	-	21,247

Forgiven debt in settlement, related parties	-	-	594,551	-	-	594,551

Issuance of common stock in exchange of liabilities for unissued shares	187,500	188	14,812	-	-	15,000

Net Loss	-	-	-	-	(2,144,334)	(2,144,334)

Balance at December 31, 2014	108,197,640	108,198	7,609,329	341,250	(9,668,287)	(1,609,510)

Proceeds received for stock subscriptions	-	-	-	139,625	-	139,625

Issuance of common stock for services	19,019,156	19,019	1,692,955	-	-	1,711,974

Sale and issuance of common stock	12,055,500	12,055	914,626	(341,250)	-	585,431

Issuance of common stock to settle related party debt	6,030,844	6,031	536,745	-	-	542,776

Issuance of common stock in exchange of liabilities for unissued shares	2,700,000	2,700	418,800	-	-	421,500

Net Loss	-	-	-	-	(2,591,861)	(2,591,861)

Balance at December 31, 2015	148,003,140	148,003	11,172,455	139,625	(12,260,148)	(800,065)

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

For the Years Ended December 31,

	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(2,591,861)	$(2,144,334)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	-	50,000
Interest accrued	-	52,146
Issuance of Stock Based Compensation	1,711,974	1,127,347
Changes in assets and liabilities:
Accounts receivable	(8,854)	-
Inventory	(10,045)	1,778
Prepaid expense	654	(870)
Accounts payable and accrued expenses	44,948	(156,945)
Other current liabilities	9,147	-
Expenses paid by related party	-	422,155
Net Cash Used In Operating Activities	(844,037)	(334,833)

Cash Flows from Financing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related parties	146,190	-
Repayments on related party notes	(34,000)
Proceeds from common stock	725,056	341,250
Net Cash Provided By Financing Activities	837,246	341,250

Increase (Decrease) in Cash and Cash Equivalents	(6,791)	6,417
Cash and Cash Equivalents - Beginning of period	8,272	1,855

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,481	$8,272

Supplemental cash flow information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Schedule of Non-Cash Financing Activities:
Issuance of stock in exchange for liability, accounted in prior year as unissued shares	$421,500	$15,000
Common stock issued for settlement of debt and accrued interest	$542,776	$594,551

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (formerly United EcoEnergy Corp.) ("United" or the "Company") is a product development and solutions company focusing its growth initiatives on the expanding wound-care industry and disposable medical supplies markets. The Company produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact. Epic Wound Care, Inc. ("Epic"), the Company's principal operating subsidiary, was dissolved by the State of Florida and, accordingly, all operations are now directly in the Company.

While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. The Company's ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $2,591,861 and $2,144,334 for the years ending December 31, 2015 and 2014, respectively. The Company's history of recurring losses result in an accumulated deficit of $12,260,148. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Chief Executive Officer has agreed to advance funds or make payments of the Company's obligations at his discretion. There is no written agreement to continue this support.

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

 Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are ''more-likely-than-not'' of being sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management's evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities. The Company is no longer subject to U.S federal or state income tax examinations by tax authorities before 2011.

As of December 31, 2015, the Company has approximately $10.9 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Revenues are attributable to the sale of medical products through distributor agreements. The principal terms of the distributor agreements provide that the distributor orders be accompanied by partial payment in advance, which at least equals 50% of total manufactured cost, as defined, for orders for distributor inventory and, in addition, an agreed portion of the distributor's gross profit on special orders. The balance of the manufactured cost is due from the distributor at the time of shipment. The Company is also entitled to an agreed percentage of the distributor's profit on receipt by the distributor. The Company defers all amounts received in advance of shipment and recognizes as revenue the aggregate of amounts invoiced in advance and an estimate of the Company's portion of distributor's profit at the time of shipment.

Trade Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We review the accounts receivable by amounts due from customers which are past due, to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We will also maintain a sales allowance to reserve for potential credits issued to customers. We will determine the amount of the reserve based on historical credits issued.

There was no provision for doubtful accounts recorded at December 31, 2015 and 2014, as we have not experienced any bad debts from any of our customers.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company. Per the Company's operating agreement with Hemo Manufacturing LLC, the lowest price to produce and distribute a four square inch of inventory is $0.86, which will be recorded upon completion of the manufacturing process.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at December 31, 2014 and 2015) is anti-dilutive.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued issued Accounting Standards Update (ASU) No. ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for our fiscal year beginning January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements.

 In February 2016, the FASB issued Accounting Standards Update (ASU) No. ASU 2016-02, Leases, which amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

In July 2015, the FASB issued Accounting Standards Update (ASU) No. ASU 2015-11, Simplifying the Subsequent Measurement of Inventory, which simplifies the subsequent accounting for inventory. This standard does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Financial Statements.

Note 3. Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through the then wholly-owned subsidiary, Epic Wound Care, Inc. ("Epic"). The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company's common stock. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals.

The Company amortized the intangibles acquired over a five year period and, accordingly recorded an amortization charge of $50,000 in 2014. The intellectual property is fully amortized as of December 31, 2014.

Note 4. Related Party Transactions

As of December 31, 2014, notes payable to related parties totaled $542,776. These monies, at December 31, 2014, were owed to Doug Beplate, our Chief Executive Officer. In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. Between January 1, 2015 and December 31, 2015, Mr. Beplate provided loans to the Company of $112,190. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. The common shares issued, at fair market value of $999,000, was recognized as expense in the first quarter of 2015. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. No stock bonus related to gross sales was accrued for 2015. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis.

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

Note 5. Issuances of Securities

In May 2013, the Company entered into an agreement with Bibicoff & MacInnis, Inc. to provide stockholder financial community and investor relations and to serve as a consultant to the Company's Board of Directors as described in "Note 7." In connection with said agreement, Mr. Bibicoff subscribed to purchase 507,864 shares of Common Stock at $.04 per share at a subscription price of $20,314. Mr. MacInnis subscribed to purchase 338,576 shares at $.04 per share at a subscription price of $13,543. In each case the subscription price is payable pursuant to promissory notes payable with interest at 1.5% quarterly and due February 21, 2016. These shares won't be issued until the promissory notes are paid in full. The Company has not recorded the subscription receivable as of the date of this report and will recognize the transaction upon payment in part or full.

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

In the first quarter of 2015, the Company sold 4,536,909 shares of its Common Stock in a private placement offering at offering prices ranging from $.07 per share to $.083 per share, for gross proceeds of $339,160. These shares were issued subsequent to the year end. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In the second quarter of 2015, the Company sold 370,000 shares of its common stock in a private placement offering at offering prices ranging from $.075 per share to $.078 per share for gross proceeds of approximately $15,600. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

In the fourth quarter of 2015, the Company sold 2,575,626 shares of its common stock in a private placement offering at $.075 per share for gross proceeds of approximately $142,725. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended. This amount is recorded in the stock subscriptions account found on the balance sheet.

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

Since 2013, the Company entered into distribution agreements for Australasia and the equestrian, veterinarian, dental and U.S. military and retail markets.

In August 2013, the Company entered into a consulting agreement with Douglas Beplate. Pursuant to said agreement, the Company retained Mr. Beplate for the exclusive purpose of developing and marketing its hemostatic gauze products. A signing bonus of 6,000,000 shares of Common Stock which resulted in recording compensation expense of $744,000 was agreed upon and was issued pursuant to the Company's 2013 Employee Benefit and Consulting Services Compensation Plan. These 6,000,000 shares were issued in September 2013 after the Plan was filed with the Securities and Exchange Commission on Form S-8.

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

Note 8. Other Current Liabilities

As of December 31, 2015 and 2014, included in other current liabilities are four outstanding notes to various individuals aggregating $177,370 and $168,223 in principal and accrued interest, respectively. Interest accrues at the rate of 9% - 14% per annum. The loans are currently in default.

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

	2015	2014
Balance, beginning	$567,043	$160,543
Stock based compensation recognized	-	421,500
Issuance of shares in satisfaction of liability	(421,500)	(15,000)
Balance, ending	$145,543	$567,043

The total number of shares granted but unissued were 1,579,044 and 5,595,711, as of December 31, 2015 and 2014, respectively.

Note 9. Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan does not require stockholder approval to be implemented, since stockholder approval was not obtained on or before August 8, 2014, incentive stock options under the 1986 Tax Code cannot be granted under the Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract described in Note 7.

A summary of the option activity both under and outside of the 2013 Employee Benefit and Consulting Services Compensation Plan as of December 31, 2014 and 2015, and changes during the year then ended is presented below:

Options
Outstanding at January 1, 2014	2,150,000
Forfeited	(2,150,000)
Outstanding at December 31, 2014	-0-
Issued or Forfeited	(-0-)
Outstanding at December 31, 2015	-0-

Note 10. Income Tax

The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	December 31,
	2015	2014
Income tax provision (benefit) at statutory rate	$(880,000)	$(729,000)
Change in valuation allowance	880,000	729,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$3,702,000	$3,287,000

Valuation allowance	(3,702,000)	(3,287,000)
Deferred tax asset, net	$-	$-

As of December 31, 2015, the Company has taxable net loss carryovers of approximately $10.9 million. The change in the valuation allowance for the years ended December 31, 2015 was $880,000. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. Net operating losses will expire through 2035.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2015 or 2014. The Company's federal income tax returns for the years ended December 31, 2011 through December 31, 2015 remain subject to examination by the Internal Revenue Service as of December 31, 2015.

Note 11. Subsequent Events

The Company has evaluated events from December 31, 2015, through the date whereupon the financial statements were issued and has determined that the items below need to be disclosed.

The Company issued 2,810,000 shares of common stock in satisfaction of the stock subscriptions recorded on the balance sheet.

The Company issued 689,656 shares of common stock for total proceeds of $50,000.

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

As of December 31, 2015, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015, because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company's Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In performing its assessment of the effectiveness of the Company's internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO'').

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles ("GAAP") and tax accounting expertise. Also, the Company did not timely file its reports or Form 10-K with the SEC for the years ended December 31, 2014, 2012 and 2011. These control deficiencies did not result in audit adjustments to the Company's annual or interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the quarter ended December 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Douglas K. Beplate	60	Chief Executive and Chief Operating Officer
Nate Knight	65	Chief Financial Officer, Secretary, Treasurer and Director
Dr. John V. Capotorto	55	Director
Robert Denser	45	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board. There is currently a vacancy in the Board of Directors since the June 2015 resignation of Dr. Phillip Forman.

Douglas K. Beplate, Chief Executive Officer of the Company since November 2014 and Chief Operating Officer of the Company since November 2013. Mr. Beplate has been working on the development and marketing of the Hemostyp gauze since 2010. Mr. Beplate's present responsibilities include daily operations and oversight of sales, marketing, product development and intellectual property. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

Nate Knight, a director of the Company since December 2012 and Chief Financial Officer of the Company since 2013, brings to the Company years of business experience and knowledge of the Company's HemoStyp product. Mr. Knight was a principal in Med Spring, Inc., the Company that originally developed the HemoStyp gauze products prior to the Company's acquisition of the rights to same. Mr. Knight has been a public accountant for over 30 years and has owned and operated his own accounting business. Mr. Knight previously held a Series 7 license and since February 2012, he has been employed by an internal auditor with Prime Alliance Bank. Between 2004 and 2010, Mr. Knight served as Chief Financial Officer of MedSpring Group Inc., a privately owned medical device company. Mr. Knight with his extensive accounting experience and particular knowledge of the Company's HemoStyp product line as well as its potential applications, makes him an ideal candidate to continue to serve on our Board of Directors as an independent director.

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

Robert J. Denser, a director of the Company since November 2014. Mr. Denser graduated from the University of California, Santa Barbara in 1993 with a BA degree in Business Economics. Over the past 10 years his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfillment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. For the past five years Mr. Denser has been a member of ETL Response, LLC and has been in the role of Director of Sales and Finance. In this role he coordinates all ETL projects as needed. ETL Response, LLC is our joint venture partner in Hemo Manufacturing LLC. Hemo is acting as the exclusive supplier of manufactured products to all the Company's customers, distributors and end users. Mr. Denser's background experience also includes direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster. Management believes that the foregoing experience of Mr. Denser makes him an ideal candidate to continue to serve on our Board of Director as an independent director.

Directors' and Officers' Liability Insurance

We are currently looking to obtain directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also would insure us against losses which we may incur in indemnifying our officers and directors. In addition, we may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

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

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board's deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director's role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

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

 Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board, a position which is currently vacant, presides at all meetings of the Board. It is intended that the offices of Chairman of the Board and Chief Executive Officer) remain separated. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely is in the best interests of the Company.

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

Committees

In the past, the Board of Directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. However, with all the changes occurring in the Board of Directors since the beginning of 2011, the Company has no current committees in place as of the filing date of this Form 10-K. The Company intends in the future to expand the Board and to form audit, compensation and nominating committees consisting of one or more independent directors. As of the filing date of this Form 10-K, while the Board of Directors has no committees, John Capotorto and Robert Denser is each an independent directors of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Capotorto and Mr. Denser would not be deemed to be a financial expert. The term "Financial Expert" is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. In 2015, none of our executive officers or directors field a Form 3, 4 or 5. In 2016, Dr. Forman filed a Form 4 for June 25, 2015 relating to his resignation and Mr. Beplate is delinquent with a Form 4 filing for 2015, including a Form 5 in lieu of a Form 4 that should have been filed in January 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2015 and 2014 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2015; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2015 with compensation during fiscal year ended 2015 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2015.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)(3)	Total ($)

Douglas Beplate (4)	2015	$100,000	$-0-	$1,347,224	$-0-	$-0-	$-0-	$-0-	$1,447,224
Chief Executive Officer (4)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

___________________

(1)

FASB ASC Topic 718 requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FASB ASC Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10 K.

(2)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)

See "Note 4" in the Notes to Financial Statements for a discussion of a stock bonus of $1,347,224 that was issued to Mr. Beplate in 2015. Compensation for Mr. Beplate for 2015 and 2014 does not include salaries of $48,000 and $8,000, respectively, paid to his wife for these years or a stock bonus of $35,000 issued to his wife in 2014.

For a description of the material terms of each named executive officers' employment arrangements, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled "Employment Arrangements."

Except as described above regarding the cancellation of certain options by Dr. Forman, no outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2015 or 2013 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

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

Employment Agreements of Other Executive Officers and the Spouse of our CEO

In November 2014, the Company entered into employment agreement with Nate Knight, our Chief Financial Officer. His employment agreement is terminable by the Company "at will." Mr. Knight receives cash compensation of $4,000 per month. Mr. Knight received 500,000 shares as a signing bonus pursuant to his employment agreement.

The spouse of our chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she received as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

As of the filing date of this form 10-K, the Company has no outstanding Common Stock Options and none were issued in the year ended December 31, 2015 to executive officers or directors of the Company.

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

During fiscal 2015, the Company did not grant any of its directors cash, securities or other remuneration for serving on the Board.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2013 Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract. The Company has not granted any options under the Plan since its approval.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 25, 2016, the Company had outstanding 151,502,796 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage
Dr. John Capotorto	100,000	*
Nate Knight	738,880	*
Douglas K. Beplate	21,000,000	13.9
Robert Denser	600,000	*
All directors and officers as a group (four persons)	22,438,880	14.8

_________________

*	Represents less than 1%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity's percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses are c/o United Health Products, Inc., 10624 S. Eastern Ave., Ste. A209, Henderson, NV 89052.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the year ended December 31, 2014, payables to related parties totaled $542,776. These monies, at December 31, 2014, were owed to Doug Beplate, our Chief Executive Officer. In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. Between January 1, 2015 and December 31, 2015, Mr. Beplate provided loans to the Company of $112,190. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our independent registered accountants and the following table sets forth the fees billed by then for fiscal 2015 and 2014 for the categories of services indicated.

	Year Ended December 31,
	2015	2014

Audit fees	$20,000	$21,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees

_____________

(1)	Other fees include quarterly reviews.

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

The Audit Committee also has adopted policies for pre-approving all non-audit work performed by the accounting firm who audits the Company's financial statements.

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

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Employment Agreement – Dr. Phillip Forman (4)

10.2	June 25, 2015 Amendment to Dr. Phillip Forman's Employment Agreement (5)

10.3	Employment Agreement – Nate Knight (4)

10.4	Employment Agreement with Douglas Beplate (6)

21	Subsidiaries of the Registrant – none

23.1	Consent of Accountants*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_______________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

 Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: May 13, 2016	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer	May 13, 2016
Douglas Beplate

By:	/s/ Nate Knight	Principal Financial Officer and Director	May 13, 2016
Nate Knight

By:	/s/ John Capotorto	Director	May 13, 2016
John Capotorto

By:	/s/ Robert Denser	Director	May 13, 2016
Robert Denser

Nate Knight, John Capotorto and Robert Denser represent all the current members of the Board of Directors.

