Form 10-Q
period 2016-03-31
United Health Products, Inc.
filed 2016-06-15
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the Registrant's Common Stock, as of June 1, 2016 was 151,727,462.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$9,937	$1,481
Accounts Receivable	27,428	8,854
Inventory	38,337	41,918
Prepaid expenses	216	216

Total current assets	75,918	52,469

Other Assets
Intangible assets net of accumulated amortization of $500,000 and $500,000, respectively	-	-

TOTAL ASSETS	$75,918	$52,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$417,094	$417,431
Liability for unissued shares	145,543	145,543
Notes payable - related parties	112,190	112,190
Other liabilities	183,469	177,370

Total current liabilities	858,296	852,534

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 151,502,796 and 148,003,140 Shares Issued and
Outstanding at March 31, 2016 and December 31, 2015, respectively	151,503	148,003
Additional Paid-In Capital	11,410,780	11,172,455
Stock subscriptions	33,375	139,625
Accumulated Deficit	(12,378,036)	(12,260,148)

Total Stockholders' Deficiency	(782,378)	(800,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$75,918	$52,469

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$35,828	$9,892

Cost of goods sold	21,139	5,045

Gross profit	14,689	4,847

Operating Costs and Expenses
Selling, general and administrative expenses	(126,478)	(1,576,345)

Total Operating Expenses	(126,478)	(1,576,345)

Loss from Operations	(111,789)	(1,571,498)

Other expenses
Interest Expense, Net	(6,099)	-

Total other expenses	(6,099)	-

Net Loss	$(117,888)	$(1,571,498)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	150,248,229	128,482,562

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(117,888)	$(1,571,498)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Issuance of stock as compensation expense	-	1,347,224
Changes in assets and liabilities:
Accounts Receivable	(18,574)	-
Inventory	3,581	(26,770)
Prepaid expenses	-	(218)
Other assets	-	2,300
Accounts Payable and Accrued Expenses	(337)	(167,046)
Other liabilities	6,099	121,001
Net Cash Used In Operating Activities	(127,119)	(295,007)

Cash Flows from Financing Activities:
Proceeds from Related Parties	-	6,000
Proceeds from common stock	135,575	334,623
Cash flow provided by financing activities	135,575	340,623
Increase in Cash and Cash Equivalents	8,456	45,616
Cash and Cash Equivalents - Beginning of period	1,481	8,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,937	$53,888

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock to settle or convert debt	$-	$542,776
Reduction in stock subscription	$-	10,000

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

These interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes for the period ended December 31, 2015 filed with the Securities and Exchange Commission on Form 10-K in May 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $117,888 and $1,571,498 for the three month periods ended March 31, 2016 and 2015, respectively. The Company's history of recurring losses result in an accumulated deficit of $12,378,036. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There was no provision for doubtful accounts recorded at March 31, 2016 and December 31, 2015, as we have not experienced any bad debts from any of our customers.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at March 31, 2016 and March 31, 2015) is anti-dilutive.

New Accounting Pronouncements; Recently Adopted Accounting Pronouncements

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

Note 3. Related Party Transactions

As of March 31, 2016 and December 31, 2015, notes payable to related parties totaled $112,190. These monies were owed to Doug Beplate, our Chief Executive Officer. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

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

Note 4. Issuances of Securities

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

In the first quarter of 2016, the Company sold 1,499,656 shares of common stock for total proceeds of $108,700 and received $26,875 in stock subscriptions. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In the first quarter of 2016, the Company issued 2,000,000 shares of common stock in satisfaction of $133,125 of previously recorded stock subscriptions recorded on the balance sheet.

Note 5. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

Note 6. Material Agreements and Other Matters

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

Note 7. Other Current Liabilities

As of March 31, 2016 and December 31, 2015, included in other notes payable are four outstanding notes to various individuals aggregating approximately $183,469 and $177,370, respectively, in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum. These loans are currently in default.

 The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Balance, beginning	$145,543	$567,043
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	(421,500)
Balance, ending	$145,543	$145,543

The total number of shares granted but unissued was 1,579,044 shares as of March 31, 2016 and 1,579,044 shares as of December 31, 2015.

Note 8. Subsequent Events

The Company's Management has evaluated subsequent events through the date these financial statements were issued and determined the transactions below occurred.

On May 5, 2016, the Company issued 155,666 shares of common stock.

On May 10, 2016, the Company issued 69,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with SEC on May 12, 2016.

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

The Company's strategy is to engage distributors to market the Company's gauze products to the various worldwide markets. The Company has laid an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with distributors/partners (covering the dental, U.S. military and worldwide equestrian markets and Australasia). In 2016, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $117,888 and $1,571,498 for the three month periods ended March 31, 2016 and 2015, respectively. The Company's history of recurring losses result in an accumulated deficit of $12,378,036. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Chief Executive Officer has agreed to advance funds or make payments of the Company's obligations at his discretion. There is no written agreement to continue this support. We are dependent upon obtaining additional financing adequate to fund our operations.

Results of Operations

Three Months ended March 31, 2016 versus Three Months ended March 31, 2015

During the first quarter of 2016 and 2015, the Company had $35,828 and $9,892 of revenues, respectively. Approximately $34,000 of additional revenue was not recognized in the current period due to the timing of shipment and delivery of the product. These revenues are attributable to our distribution agreements. Management believes that the last three quarters of 2016 will show increased sales as a result of our distribution agreements. Total operating expenses for the first quarter of 2016 and 2015 were $126,478 and $1,576,345, respectively. The decrease in operating expenses is due primarily to the Company not issuing stock for services in the current period compared to the same three month period in 2015. In 2015, operating expenses included a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224. Our loss from operations for the three months ended March 31, 2016 was $111,789 compared to $1,571,498 for the three months ended March 31, 2015.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military, dental and equestrian markets and Australasia. Management believes that operating periods for the last three quarters of 2016 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2016, the Company had a negative working capital of $782,378 and stockholders' deficiency of $782,378. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2015 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at March 31, 2016 and December 31, 2015 was $9,937 and $1,481, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we developed a new marketing strategy and further study the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the three months ended March 31, 2016 was $127,119. For the first quarter of 2016, the Company incurred a net loss of $117,888 and an increase in accounts receivable of $18,574 and a decrease of payables and accrued expenses of $337, partially offset by an increase in other notes payable of $6,099. Net cash provided from financing activities for the three months ended March 31, 2016 was $135,575. This was the result of sales of our common stock in the first quarter of 2016 totaling $108,700 and receiving $26,875 in proceeds for stock subscriptions.

Net cash used in operating activities for the three months ended March 31, 2015 was $295,007. For the first quarter of 2015, the Company incurred a net loss of $1,571,498 and an increase in inventory of $26,770, partially offset through the issuance of stock relating to a compensation expense of $1,347,224 and a decrease of payables and accrued expenses of $167,419. Net cash provided from financing activities for the three months ended March 31, 2015 was $340,623. This was primarily the result of sales of our common stock in the first quarter of 2015 totaling $334,623. During the first quarter of 2015, our Chief Executive Officer converted $542,776 of debt and a stock bonus of $348,244 into 9.9 million shares of restricted common stock.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet arrangements.

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

As of March 31, 2016, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2016 through March 31, 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 2016	Common Stock	1,499,656 common shares subscription receivable	$50,000 received; no commissions paid	Rule 506	Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2016.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

