Form 10-Q
period 2016-06-30
United Health Products, Inc.
filed 2016-08-23
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Registrant's Common Stock, as of June 30, 2016 was 151,727,462.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$982	$1,481
Accounts receivable	-	8,854
Inventory	336,406	41,918
Prepaid expenses	216	216

Total current assets	337,604	52,469

TOTAL ASSETS	$337,604	$52,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$719,262	$417,431
Liability for unissued shares	145,543	145,543
Notes payable - related parties	130,190	112,190
Other current liabilities	186,518	177,370

Total current liabilities	1,181,513	852,534

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares Authorized, 151,727,462 and 148,003,140 Shares Issued and Outstanding at June 30, 2016 and December 31, 2015, respectively	151,727	148,003
Additional Paid-In Capital	11,427,057	11,172,455
Stock subscriptions	16,875	139,625
Accumulated deficit	(12,439,568)	(12,260,148)

Total Stockholders' Deficiency	(843,909)	(800,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$337,604	$52,469

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$26,852	$21,966	$62,680	$31,858

Cost of goods sold	14,185	12,445	35,324	17,489

Gross profit	12,667	9,521	27,356	14,369

Operating Costs and Expenses
Selling, general and administrative expenses	(71,149)	(157,467)	(197,628)	(1,733,813)

Total Operating Expenses	(71,149)	(157,467)	(197,628)	(1,733,813)

Loss from Operations	(58,482)	(147,946)	(170,272)	(1,719,444)

Other expenses
Interest Expense, Net	(3,049)	(3,479)	(9,148)	(3,479)

Total other expenses	(3,049)	(3,479)	(9,148)	(3,479)

Net Loss	$(61,531)	$(151,425)	$(179,420)	$(1,722,923)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	151,683,019	138,115,862	150,942,944	131,271,069

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Cash Flows
For the Six Months Ended June 30, 2016
(Unaudited)

	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(179,420)	$(1,722,923)
Adjustments to Reconcile Net loss to Net Cash provided by Operations:
Stock Based Compensation	-	1,347,224
Changes in assets and liabilities:
Accounts Receivable	8,854	-
Prepaid Expenses	-	436
Inventory	(294,488)	(14,325)
Accounts Payable and Accrued Expenses	301,831	(167,419)
Other current liabilities	9,148	150,481
Net Cash Used In Operating Activities	(154,075)	(406,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible property	-	(2,300)
Net Cash (Used in) Investing Activities	-	(2,300)
Cash Flows from Financing Activities:
Proceeds from Related Party Loans	18,000	39,175
Proceeds from sale of common stock	135,576	362,559

Net Cash Provided By Financing Activities	153,576	401,734

(Decrease) Increase in Cash and Cash Equivalents	(499)	(7,092)
Cash and Cash Equivalents - Beginning of period	1,481	8,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$982	$1,180

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note Payable	$-	$542,776
Reduction in liability for unissued shares	$-	$421,500

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $61,531 and $151,425 for the three month periods ended June 30, 2016 and 2015, respectively. The Company has incurred net losses of $179,420 and $1,722,923 for the six month periods ended June 30, 2016 and 2015, respectively. The Company's history of recurring losses has resulted in an accumulated deficit of $12,439,568. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There was no provision for doubtful accounts recorded at June 30, 2016 and December 31, 2015, as we have not experienced any bad debts from any of our customers.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at June 30, 2016 and June 30, 2015) is anti-dilutive.

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

Note 3. Related Party Transactions

As of June 30, 2016 and December 31, 2015, notes payable to related parties totaled $130,192 and $112,190, respectively. These monies were owed to Doug Beplate, our Chief Executive Officer. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. The common shares issued, at fair market value of $999,000, were recognized as expense in the first quarter of 2015. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. No stock bonus related to gross sales was accrued for 2016 or 2015. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis.

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

In the first quarter of 2016, the Company sold 1,499,656 shares of common stock for total proceeds of $108,700 and received $26,876 in stock subscriptions. In the second quarter of 2016, the Company did not sell any shares of common stock. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In the first quarter of 2016, the Company issued 2,000,000 shares of common stock in satisfaction of $133,125 of previously recorded stock subscriptions recorded on the balance sheet. In the second quarter of 2016, the Company issued 224,666 shares of common stock in satisfaction of common stock of $16,500 of previously recorded subscriptions on the balance sheet, of which $10,000 was from the first quarter of 2016.

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

Note 7. Other Current Liabilities

As of June 30, 2016 and December 31, 2015, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $186,518 and $177,370, respectively, in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum. These loans are currently in default.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015

Balance, beginning	$145,543	$567,043
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	(421,500)
Balance, ending	$145,543	$145,543

The total number of shares unissued was 1,579,044 shares as of June 30, 2016 and 1,579,044 shares as of December 31, 2015.

Note 8. Subsequent Events

The Company's Management has evaluated subsequent events through the date these financial statements were issued and determined no transactions have occurred.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $61,531 and $151,425 for the three month periods ended June 30, 2016 and 2015, respectively. The Company has incurred net losses of $179,420 and $1,722,923 for the six month periods ended June 30, 2016 and 2015, respectively. The Company's history of recurring losses has resulted in a retained deficit of $12,439,568. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Chief Executive Officer has agreed to advance funds or make payments of the Company's obligations at his discretion. There is no written agreement to continue this support. We are dependent upon obtaining additional financing adequate to fund our operations.

Results of Operations

                During the second quarter of 2016, the Company had $26,852 of revenues as compared to $21,966 of revenues for the comparable period of the prior year. During the six months ended June 30, 2016, the Company had $62,680 of revenues as compared to $31,858 of the comparable period of the prior year. These revenues are attributable to our distribution agreements. Management believes that the last two quarters of 2016 will show increased sales as a result of our distribution agreements.

Total operating expenses for the second quarter of 2016 and 2015 were $71,149 and $157,467, respectively. Total operating expenses for the six months ended June 30, 2016 and June 30, 2015 were $197,628 and $1,733,813, respectively. The 2015 operating expenses include a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224.

Our net loss for the second quarter of 2016 was $61,531 as compared to a net loss of $151,425 for the comparable period of the prior year. The approximate $89,894 decrease in net loss was due to minimal increase in sales which lead to a gross profit from sales of $12,667, and a reduction in selling, general and administrative expenses of $86,318. Our net loss for the six months ended June 30, 2016 was $179,420 as compared to $1,722,923 for the comparable period of the prior year. The decrease was due to the Company having lower consulting expenses and legal fees of approximately $79,000 and $69,000, respectively, along with the issuance of stock to the Chief Executive Officer in 2015 as mentioned above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2016, the Company had a negative working capital of $843,909 and stockholders' deficiency of $843,909. Since inception, we generated net cash proceeds in excess of $2.4 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2016 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at June 30, 2016 and December 31, 2015 was $982 and $1,481, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we developed a new marketing strategy and further studied the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the six months ended June 30, 2016 was $154,075. For the first six months of 2016, the Company incurred a net loss of $179,420 and an increase in inventory of $294,488, partially offset by a decrease in accounts receivable of $8,854, an increase of payables and accrued expenses of $301,831, an increase in other notes payable of $9,148. Net cash provided from financing activities for the six months ended June 30, 2016 was $153,576. This was the result of sales of our common stock totaling $135,576 and receiving $18,000 in proceeds for from related party loans.

Net cash used in operating activities for the six months ended June 30, 2015 was $406,526. For the first six months of 2015, the Company incurred a net loss of $1,722,923. Most of the net loss was attributable to stock based compensation of $1,347,224. For the six months ended June 30, 2015, $2,300 was used in investing activities to acquire an intangible property. Net cash provided from financing activities for the six months ended June 30, 2015 was $401,734. This was primarily the result of sales of our common stock in the first six months of 2015 totaling $362,559 and loans from related parties of $39,175. During the first six months of 2015, our Chief Executive Officer converted $542,776 of debt and paid a stock bonus of $348,244 for 9.9 million shares of restricted common stock.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet arrangements.

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

As of June 30, 2016, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2016 through June 30, 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – June 2016	Common Stock	1,499,656 common shares subscription receivable	$50,000 received; no commissions paid	Rule 506	Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 23, 2016.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight

