Form 10-Q
period 2016-09-30
United Health Products, Inc.
filed 2016-11-21
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the Registrant's Common Stock, as of November 7, 2016 was 152,875,394.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

Current Assets
Cash and Cash Equivalents	$-	$1,481
Accounts receivable	-	8,854
Inventory	284,852	41,918
Prepaid expenses	-	216

Total current assets	284,852	52,469

TOTAL ASSETS	$284,852	$52,469

Current Liabilities
Accounts payable and accrued expenses	$679,509	$417,431
Bank overdraft	760	-
Liability for unissued shares	145,543	145,543
Notes payable - related parties	147,691	112,190
Other current liabilities	189,568	177,370

Total current liabilities	1,163,071	852,534

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares Authorized, 152,875,394 and 148,003,140 Shares Issued and Outstanding at September 30, 2016 and December 31, 2015, respectively	152,875	148,003
Additional Paid-In Capital	11,509,133	11,172,455
Stock subscriptions	73,175	139,625
Accumulated deficit	(12,613,402)	(12,260,148)

Total Stockholders' Deficiency	(878,219)	(800,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$284,852	$52,469

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$20,845	$20,123	83,525	$51,981

Cost of goods sold	14,000	10,022	49,324	27,511

Gross profit	6,845	10,101	34,201	24,470
Operating Costs
Stock Based Compensation	-	180,000	-	1,527,224
Selling, general and administrative expenses	177,630	224,708	375,257	611,297

Total Operating Expenses	177,630	404,708	375,257	2,138,521

Loss from Operations	(170,785)	(394,607)	(341,056)	(2,114,051)

Other expenses
Interest Expense, Net	(3,049)	(9,147)	(12,198)	(12,626)

Total other expenses	(3,049)	(9,147)	(12,198)	(12,626)

Net Loss	$(173,834)	$(403,754)	$(353,254)	$(2,126,677)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	152,605,423	144,199,613	151,501,149	135,744,567

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(Unaudited)

	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(353,254)	$(2,126,677)
Adjustments to Reconcile Net loss to Net Cash provided by Operations:
Stock Based Compensation	-	1,527,224
Changes in assets and liabilities:
Accounts Receivable	8,854	11,206
Prepaid Expenses	216	654
Inventory	(242,934)	(438,183)
Accounts Payable and Accrued Expenses	262,078	247,047
Other current liabilities	12,198	191,628
Net Cash Used In Operating Activities	(312,842)	(609,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible property	-	(2,300)
Net Cash (Used in) Investing Activities	-	(2,300)
Cash Flows from Financing Activities:
Proceeds from Related Party Loans	35,501	17,610
Bank overdraft	760
Proceeds from sale of common stock	275,100	590,131

Net Cash Provided By Financing Activities	311,361	607,741

(Decrease) Increase in Cash and Cash Equivalents	(1,481)	(4,072)
Cash and Cash Equivalents - Beginning of period	1,481	8,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$4,200

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with settlement of note payable	$-	$542,776
Reduction in liability for unissued shares	$-	$421,500

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $173,834 and $403,754 for the three month periods ended September 30, 2016 and 2015, respectively. The Company has incurred net losses of $353,254 and $2,126,677 for the nine month periods ended September 30, 2016 and 2015, respectively. The Company's history of recurring losses has resulted in an accumulated deficit of $12,613,402. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There was no provision for doubtful accounts recorded at September 30, 2016 and December 31, 2015, as we have not experienced any bad debts from any of our customers.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at September 30, 2016 and September 30, 2015) is anti-dilutive.

New Accounting Pronouncements; Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update is intended to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-15 on our financial statements but do not anticipate it will have a material impact on our financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. ASU 2016-09, Compensation - Stock Compensation, Improvements to Employee Share-Based payment Accounting (Topic 718). This update is intended to provide simplification of the accounting for share based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for fiscal years beginning January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements.

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

Note 3. Related Party Transactions

As of September 30, 2016 and December 31, 2015, notes payable to related parties totaled $147,691 and $112,190, respectively. These monies were owed to Doug Beplate, our Chief Executive Officer. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

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

In the first quarter of 2016, the Company sold 1,499,656 shares of common stock for total proceeds of $108,700 and received $26,876 in stock subscriptions. In the second quarter of 2016, the Company did not sell any shares of common stock. In the third quarter of 2016, the Company sold 1,147,932 shares of Common stock for total proceeds of $83,225 and received $56,300 in stock subscriptions. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Note 6. Material Agreements and Other Matters

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company's products. Pursuant to said agreement, 2,000,000 restricted shares of the Company's Common Stock, valued at $231,270 were issued. Under certain conditions, an additional 2,000,000 shares of the Company's Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits.

Note 7. Other Current Liabilities

As of September 30, 2016 and December 31, 2015, included in other current liabilities are four outstanding notes to various individuals aggregating approximately $189,568 and $177,370, respectively, in principal and accrued interest. Interest accrues at the rate of 9% - 14% per annum. These loans are currently in default.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015

Balance, beginning	$145,543	$567,043
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	(421,500)
Balance, ending	$145,543	$145,543

The total number of shares unissued was 1,579,044 shares as of September 30, 2016 and 1,579,044 shares as of December 31, 2015.

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

The Company's strategy is to engage distributors to market the Company's gauze products to the various worldwide markets. The Company has laid an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with distributors/partners (covering the veterinary, dental, U.S. military and worldwide equestrian markets and Australasia). In 2016, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $173,834 and $403,754 for the three month periods ended September 30, 2016 and 2015, respectively. The Company has incurred net losses of $353,254 and $2,126,677 for the nine month periods ended September 30, 2016 and 2015, respectively. The Company's history of recurring losses has resulted in a retained deficit of $12,613,402. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Chief Executive Officer has agreed to advance funds or make payments of the Company's obligations at his discretion. There is no written agreement to continue this support. We are dependent upon obtaining additional financing adequate to fund our operations.

Results of Operations

During the third quarter of 2016, the Company had $20,845 of revenues as compared to $20,123 of revenues for the comparable period of the prior year. During the nine months ended September 30, 2016, the Company had $83,525 of revenues as compared to $51,981 of the comparable period of the prior year. These revenues are attributable to our distribution agreements. Management believes that the last quarter of 2016 will continue to show increased sales as a result of our distribution agreements.

Total operating expenses for the third quarter of 2016 and 2015 were $177,630 and $404,708, respectively. Total operating expenses for the nine months ended September 30, 2016 and September 30, 2015 were $375,257 and $2,138,521, respectively. The 2015 operating expenses include stock compensation of $1,527,224 which was due to shares issued to our Chief Executive Officer in connection with his employment agreement made up of a stock bonus totaling $1,347,224 along with $180,000 related to 4,000,000 shares issued for financial advisory services.

Our net loss for the third quarter of 2016 was $173,834 as compared to a net loss of $403,754 for the comparable period of the prior year. The approximate $229,900 decrease in net loss was due to a decrease in stock compensation of $180,000 and a reduction in selling, general and administrative expenses of $47,078. Our net loss for the nine months ended September 30, 2016 was $353,254 as compared to $2,126,677 for the comparable period of the prior year. The decrease was due to the Company having lower consulting expenses and legal fees of approximately $107,000 and $60,000, respectively, along with the issuance of stock to the Chief Executive Officer and for advisory services in 2015 as mentioned above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2016, the Company had a negative working capital of $878,219 and stockholders' deficiency of $878,219. Since inception, we generated net cash proceeds in excess of $2.5 million from equity placements and borrowed funds from related parties. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2016 financial statements includes a reference to going concern risks. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at September 30, 2016 and December 31, 2015 was $0 and $1,481, respectively.

Operating cash flows: The sales process for our gauze product, which began late in 2009 with limited sales to our sales distributor, was halted in August 2010 as we developed a new marketing strategy and further studied the necessity of making application for FDA clearance, which the Company received in August 2012.

Net cash used in operating activities for the nine months ended September 30, 2016 was $312,842. For the first nine months of 2016, the Company incurred a net loss of $353,254 and an increase in inventory of $242,934, partially offset by a decrease in accounts receivable of $8,854, an increase of payables and accrued expenses of $262,078, an increase in other current liabilities of $12,198. Net cash provided from financing activities for the nine months ended September 30, 2016 was $311,361. This was the result of sales of our common stock totaling $275,100 and receiving $35,501 in proceeds from related party loans.

Net cash used in operating activities for the nine months ended September 30, 2015 was $609,513. For the first nine months of 2015, the Company incurred a net loss of $2,126,677. Most of the net loss was attributable to stock based compensation of $1,347,224 attributable to compensation received by our Chief Executive Officer and $360,000 of compensation issued to Maxim, our financial advisor. For the nine months ended September 30, 2015, $2,300 was used in investing activities to acquire an intangible property. Net cash provided from financing activities for the nine months ended September 30, 2015 was $607,741. This was primarily the result of sales of our common stock in the first nine months of 2015 totaling $590,131 and loans from related parties of $17,610. During the first nine months of 2015, our Chief Executive Officer converted $542,776 of debt and a stock bonus of $348,244 into 9.9 million shares of restricted common stock.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have no off-balance sheet arrangements.

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

As of September 30, 2016, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2016 through September 30, 2016, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – September 2016	Common Stock	2,647,588 common shares	$191,925 received; no commissions paid	Rule 506	Not applicable

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

________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2016.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight

