Form 10-K
period 2016-12-31
United Health Products, Inc.
filed 2017-06-01
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

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

As of June 30, 2016, the number of shares held by non-affiliates was approximately 122,772,254 shares. The approximate market value based on the last sale (i.e. $0.08 per share as of June 30, 2016, the last business day of the second quarter) of the Company's Common Stock was approximately $9,821,780.

The number of shares outstanding of the Registrant's Common Stock, as of June 1, 2017 was 154,426,606.

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

 Acquisition of Intellectual Property Rights

In June 2009, the Company acquired the intellectual property rights of Epic Wound Care, LLC, through its former wholly-owned subsidiary, Epic. The intellectual property includes the right to manufacture and distribute innovative gauze to serve the wound care market. The acquisition cost for the rights was 30 million shares of Company's common stock. The Company valued the rights acquired at $500,000 based upon the Company's expectation for commercialization of the rights less costs to effectuate applicable approvals. The Company amortized the intangibles acquired over a five year period and the intellectual property was fully amortized as of December 31, 2014.

Primary Strategy

The Company's gauze products are designed for the wound care market and manufactured to our specifications at various facilities. We have identified several new facilities and have engaged in Quality Control audits to bring those facilities online. This will allow us rapid production expansion while protecting the company from any one specific facility causing any slowdown. We believe redundancy and protection of our manufacturing is key to our short-term success. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. The hemostatic gauze derived from regenerated oxidized/cellulose, which is all natural and designed to absorb exudate/drainage from superficial wounds and helps to control bleeding. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water. After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the hemostatic gauze product to be sold worldwide as well as attempting to establish an international distribution network.

The Company has the ability to represent to distributors and customers that its gauze products meet all the FDA requirements. This approval now allows us to expand our potential customer base and pursue accounts that requested a current 510(k) FDA approval, including the prescription based medical arena, veterinary, retail, hospital, EMS, military, state and national governmental agencies and veterinary markets. Our gauze products can be used to stop nose bleeds and for post dialysis treatment and venipuncture.

The Company's strategy is to engage distributors to market the Company's gauze products to the various worldwide markets. The Company has an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our several distributors/partners (covering the dental, veterinarian, U.S. retail, U.S. military and worldwide equestrian markets and Australasia). In 2017, the Company is seeking to expand on this base and is seeking to enter the international dialysis market. No assurances can be given that the Company will be successful in expanding its distribution market on terms satisfactory to us, if at all. We have potential distribution agreements to commence in South Korea, South Africa and additional parts of Asia.

 Our HemoStyp Gauze Products

HemoStyp Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When it comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact it simply degrades to these end products, it does not cause significant delay in healing as do other hemostatic materials that may have a similar appearance. Our HemoStyp gauze products are sold in different sizes for use in superficial trauma cases. It is also sold as a dental gauze and as a nasal dressing.

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

The Company's hemostatic gauze product line includes various configurations. The Company's product line has been developed to address the specific needs of our market segments and our existing customers, including the U.S. military. The Company's hemostatic gauze product line now includes the following products:

•	Veterinary Market;
•	Dental gauze for oral surgery;
•	Four versions of Trauma Gauze™ for battlefield trauma; and
•	Two island dressings to support intravenous procedures.

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

Manufacturing and Packaging of our Products

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company's products. Hemo Manufacturing was responsible for overseeing quality control of products as well as the packaging and labeling of our products for distribution. Pursuant to said agreement, 2,000,000 restricted shares of the Company's Common Stock were issued upon execution of the agreement. Under certain conditions, an additional 2,000,000 shares of the Company's Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. The managing member of Hemo Manufacturing LLC owns 51% of this entity and the Company owns 49% of this entity. The Company’s operating agreement with Hemo Manufacturing was terminated in the first quarter of 2017.

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

The Company filed a FDA (Food and Drug Administration) 510K Class II Application for expanded usage of its patented HemoStyp® products. The application will include expanded usage into general surgeries and internal and external procedures. HemoStyp® Dressings are made from regenerated cotton cellulose, treated with natural chemicals to become water soluble. When contacting blood and exudates, the cellulose expands into a clear gel, thereby adhering and creating pressure to seal the wound. HemoStyp® products are 100% cellulose and all natural. The outlook for HemoStyp® in the event that the FDA grants the Company’s Class II application will be to enter an estimated $1.5 billion dollar market and the Company will seek to capture a small portion of this market share. United Health Products Inc. anticipates a response from the FDA within an estimated 180 days. No assurances can be given that the Company’s 510K Class II Application will be granted by the FDA and, if granted, that the Company will be successful in capturing any market share of its intended business.

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

Research and Development Expenditures

In fiscal 2016 and 2015, we incurred $0 and $0, respectively, in research and development expenditures.

 Employees

As of March 31, 2017, we have four full-time employees of the Company.

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

For the years ended December 31, 2016 and 2015, the Company had a net loss of $535,735 and $2,591,861, respectively. While the Company's hemostatic gauze products have 510(k) FDA approval from the FDA for our manufacturing agent in China to manufacture these products, we can provide no assurances that our operations will be profitable in the future.

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

While we do not maintain our own manufacturing facilities, we have identified numerous new facilities in the US to maintain our production. This redundancy will insure we will not have any interruptions to our production. Our contract manufacturers and packaging facilities are responsible for quality control and overseeing the packaging and labeling of our products for distribution. We are rely upon the services of our contract manufacturer to perform its obligations in a satisfactory manner and we could experience difficulties in our supply chain.

We have filed an application with the FDA for 510K Class II expanded usage of our hemostatic gauze products for general surgeries and internal procedures.

The Company filed a FDA (Food and Drug Administration) 510K Class II Application for expanded usage of its patented HemoStyp® products. The application will include expanded usage into general surgeries and internal procedures. HemoStyp® Dressings are made from regenerated cotton cellulose, treated with natural chemicals to become water soluble. When contacting blood and exudates, the cellulose expands into a clear gel, thereby adhering and creating pressure to seal the wound. HemoStyp® products are 100% cellulose and all natural. United Health Products Inc. anticipates a response from the FDA within 90 days. No assurances can be given that the Company’s 510K Class II Application will be granted by the FDA.

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

	High	Low
For Year Ended 2015
First Quarter	$0.10	$0.07
Second Quarter	0.10	0.07
Third Quarter	0.10	0.07
Fourth Quarter	0.11	0.07

For Year Ended 2016
First Quarter	$0.09	$0.06
Second Quarter	0.11	0.08
Third Quarter	0.10	0.07
Fourth Quarter	0.10	0.08

(b) Holders

As of March 31, 2017, there were approximately 234 holders of record of 154,426,606 issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the year ended December 31, 2016, the Company issued the following unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Fiscal 2016	Common Stock	5,777,016 Shares	$424,725 received; no commissions paid	Rule 506; Section 4(2)	Not applicable

During the period January 1, 2016 through December 31, 2016, there were no repurchases of the Company's unregistered securities.

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

We are dependent upon obtaining additional financing adequate to fund our operations. While we funded our initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. The report of our auditors on our financial statements for the year ended December 31, 2016 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Results of Operations

Year ended December 31, 2016 versus year ended December 31, 2015

During 2016, the Company had $242,007 of revenues as compared to $53,266 for the comparable period of the prior year. These revenues are attributable to our distribution agreements. Management believes that the fiscal 2017 will show increased sales as a result of our distribution agreements.

Total operating expenses for 2016 and 2015 were $641,551 and $2,608,468, respectively. In 2016 and 2015, the Company recorded stock based compensation of $0 and $1,711,974, respectively. The 2016 operating expenses included professional and accounting fees of $154,658, consulting expenses of $309,410, travel expenses of $44,303 and office management of $57,100. The 2015 operating expenses included a $1,347,224 charge against operating expenses relating to a signing bonus of 11.1 million shares of our common stock which was issued to our Chief Executive Officer in connection with his employment agreement and an additional stock bonus of $348,224 along with a $360,000 charged to expense due to 4,000,000 shares issued for financial advisory services.

Our net loss for 2016 was $535,735 as compared to a net loss of $2,591,861 for the comparable period of the prior year. The primary change in our net loss for 2016 relates to not having $1,711,974 in stock based compensation in the current year.

We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military and retail, veterinarian, dental and equestrian markets and Australasia. Management believes that operating periods for 2017 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016, the Company had a negative working capital of $751,972 and stockholders' deficiency of $751,972. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2016 and 2015 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at December 31, 2016 and December 31, 2015 was $29,367 and $1,481, respectively.

During fiscal 2016 and fiscal 2015, the Company had net cash used in operating activities of $473,352 and $844,037, respectively. Fiscal 2016 and 2015 includes non-cash effects of: stock based compensation of $0 and $1,711,974, respectively. Cash flows from financing activities in fiscal 2016 and fiscal 2015 resulted in cash being provided of $501,238 and $837,246, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we have no off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of United Health Products, Inc.

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2016, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the year ended December 31, 2016. United Health Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

June 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of United Health Products, Inc.

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2015 and the related statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2015. United Health Products, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

May 13, 2016

UNITED HEALTH PRODUCTS, INC

Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$29,367	$1,481
Accounts receivable	105,627	8,854
Inventory	61,968	41,918
Prepaid expense	-	216
Total current assets	196,962	52,469

TOTAL ASSETS	$196,962	$52,469

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$475,063	$417,431
Liability for unissued shares	145,543	145,543
Notes payable - related parties	178,328	112,190
Other notes payable	150,000	177,370

Total current liabilities	948,934	852,534

Commitments and Contingencies

Stockholders' Deficiency

Common Stock - $.001 par value, 300,000,000 shares authorized, and 153,780,156 and 148,003,140 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	153,780	148,003
Additional Paid-In Capital	11,890,131	11,172,455
Stock subscriptions	-	139,625
Accumulated Deficit	(12,795,883)	(12,260,148)
Total Stockholders' Deficiency	(751,972)	(800,065)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$196,962	$52,469

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	For the Year Ended December 31,
	2016	2015

Revenues	$242,007	$53,266
Cost of sales	117,931	27,512
	124,076	25,754

Operating Costs and Expenses
Selling, general and administrative expenses	641,551	2,608,468

Total Operating Expenses	641,551	2,608,468

Loss from Operations	(517,475)	(2,582,714)

Other income (expenses)
Interest Expense, Net	(18,260)	(9,147)
Total other income (expense)	(18,260)	(9,147)

Net Loss	$(535,735)	$(2,591,861)

Net Loss per common share:
Basic	$(0.00)	$(0.02)

Weighted average number of shares outstanding	152,097,840	138,680,899

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Stockholders' Deficiency

For the Years Ended December 31, 2016 and 2015

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total

Balance at January 1, 2015	108,197,640	$108,198	$7,609,329	$341,250	$(9,668,287)	$(1,609,510)

Proceeds received for stock subscriptions	-	-	-	139,625	-	139,625

Issuance of Common Stock for services	19,019,156	19,019	1,692,955	-	-	1,711,974

Sale and issuance of common stock	12,055,500	12,055	914,626	(341,250)	-	585,431

Issuance of common stock to settle related party debt	6,030,844	6,031	536,745	-	-	542,776

Issuance of common stock in exchange of liabilities for unissued shares	2,700,00	2,700	418,800	-	-	421,500

Net Loss	-	-	-	-	(2,591,861)	(2,591,861)

Balance at December 31, 2015	148,003,140	148,003	11,172,455	139,625	(12,260,148)	(800,065)

Write-off of prior related party debt	-	-	298,728	-	-	298,728

Sale and issuance of common stock	5,777,016	5,777	418,948	(139,625)	-	285,100

Net Loss	-	-	-	-	(535,735)	(535,735)

Balance at December 31, 2016	153,780,156	$153,780	$11,890,131	$-	$(12,795,883)	$(751,972)

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

For the Years Ended December 31,

	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(535,735)	$(2,591,861)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Issuance of Stock Based Compensation	-	1,711,974

Changes in assets and liabilities:
Accounts receivable	(96,773)	(8,854)
Inventory	(20,050)	(10,045)
Prepaid expense	216	654
Accounts payable and accrued expenses	178,990	44,948
Other current liabilities	-	9,147
Expenses paid by related party	-	-
Net Cash Used In Operating Activities	(473,352)	(844,037)

Cash Flows from Financing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related parties	66,138	146,190
Repayments on related party notes	-	(34,000)
Proceeds from note payable	150,000	-
Proceeds from issuance of common stock	285,100	725,056
Net Cash Provided By Financing Activities	501,238	837,246

Increase (Decrease) in Cash and Cash Equivalents	27,886	(6,791)
Cash and Cash Equivalents - Beginning of period	1,481	8,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,367	$1,481

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Issuance of stock in exchange for liability, accounted in prior year as unissued shares	$-	$421,000
Write-off of related party debt	$298,728	$-
Issuance of subscribed stock	$139,625	$-
Common stock issued for settlement of debt and accrued interest	$-	$542,776

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

While the Company has funded its initial operations with private placements and secured loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company and accordingly, raises substantial doubt as to the Company’s ability to continue as a going concern. The Company's ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $535,735 and $2,591,861 for the years ending December 31, 2016 and 2015, respectively. The Company's history of recurring losses resulted in an accumulated deficit of $12,795,833. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are ''more-likely-than-not'' of being sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management's evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities. The Company is no longer subject to U.S federal or state income tax examinations by tax authorities before 2012.

As of December 31, 2016, the Company has approximately $11.2 million of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2016 and 2015, as we have not experienced any bad debts from any of our customers.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at December 31, 2016 and 2015) is anti-dilutive.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” and in November issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-15 addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-18 is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flows statement. The statement requires that restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. These pronouncements go into effect for periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2016-15 and ASU 2016-18 on our financial statements.

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

Note 4. Related Party Transactions

As of December 31, 2016 and 2015, notes payable to related parties totaled $178,328 and $112,190, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. During the years ended December 31, 2016 and 2015, Mr. Beplate provided loans to the Company of $66,138 and $112,190. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

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

During 2016, the Company issued 5,777,016 shares of common stock for total proceeds of $424,725, of which 1,861,666 shares were issued for the $139,625 of common stock subscribed on the balance sheet as of December 31, 2015. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Note 6. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

Note 7. Material Agreements and Other Matters

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company's products. Pursuant to said agreement, 2,000,000, valued at $231,270, restricted shares of the Company's Common Stock were issued. Under certain conditions, an additional 2,000,000 shares of the Company's Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. The Company’s operating agreement with Hemo Manufacturing was terminated in the first quarter of 2017.

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

Note 8. Other Notes Payable

At December 31, 2015, included in other current liabilities were four outstanding notes to various individuals aggregating $177,370 in principle and accrued interest, respectively. Interest accrues at the rate of 9% - 14% per annum. The Company has determined these notes were related to the former management and officers of the Company. The former management and officers of the Company were removed from their positions beginning in December 2013, when Doug Beplate became CEO and appointed new management and officers. The former management and officers have not been involved with the Company since that time and it was determined these amounts were not owed. Accordingly, the loan balances and related accrued interest totaling $258,338 were written off and recorded in additional paid-in capital. The Company also determined $40,390 of prior related party accounts payable should be written-off and was recorded in additional paid-in capital.

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. The balance of $150,000 was owed as of December 31, 2016.

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

	2016	2015
Balance, beginning	$145,543	$567,043
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	(421,000)
Balance, ending	$145,543	$145,543

The total number of shares granted but unissued were 1,579,044 and 1,579,044, as of December 31, 2016 and 2015, respectively.

Note 9. Income Tax

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

	December 31,
	2016	2015
Income tax provision (benefit) at statutory rate	$(182,000)	$(880,000)
Change in valuation allowance	182,000	880,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$3,884,000	$3,702,000

Valuation allowance	(3,884,000)	(3,702,000)
Deferred tax asset, net	$-	$-

As of December 31, 2016, the Company has taxable net loss carryovers of approximately $11.4 million. The change in the valuation allowance for the years ended December 31, 2016 was $182,000. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. Net operating losses will expire through 2036.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2016 or 2015. The Company's federal income tax returns for the years ended December 31, 2012 through December 31, 2016 remain subject to examination by the Internal Revenue Service as of December 31, 2016.

Note 10. Subsequent Events

The Company has evaluated events from December 31, 2016, through the date whereupon the financial statements were issued and has determined that the items below need to be disclosed.

In March 2017, the Company issued 646,450 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1) Previous Independent Auditors

On August 18, 2016, our Board of Directors approved the dismissal of Rosenberg Rich Baker Berman & Company (referred to as RRBB) as our independent registered public accounting firm and the Company notified RRBB of its dismissal.

In connection with the audits of the years ended December 31, 2015 and 2014 and the subsequent interim periods through August 18, 2016, there were no disagreements with RRBB on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to RRBB's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Similarly, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the time that RRBB was engaged as our independent registered accounting firm.

The audit reports of RRBB on the consolidated financial statements of United Health Products, Inc. as of and for the years ended December 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinions contained an explanatory paragraph regarding going concern.

(2) New Independent Accountants

Effective August 18, 2016, our Board of Directors approved the appointment of Pritchett Siler & Hardy, P.C. (referred to as Pritchett) as our independent registered public accounting firm. During the years ended December 31, 2015 and 2014 and through August 18, 2016, we did not nor did anyone acting on our behalf, consult Pritchett regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any reportable events described under Item 304(a)(2)(ii) of Regulation S-K.

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

As of December 31, 2016, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In performing its assessment of the effectiveness of the Company's internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO - 2013'').

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

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Douglas K. Beplate	61	Chief Executive and Chief Operating Officer
Nate Knight	66	Chief Financial Officer, Secretary, Treasurer and Director
Robert Denser	46	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board. There are currently vacancies in the Board of Directors with the resignation of Dr. Phillip Forman.

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

Committees

As of the filing date of this Form 10-K, the Board of Directors has no committees. Robert Denser may be deemed an independent director of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Denser is not deemed to be a financial expert. The term "Financial Expert" is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. In 2015, none of our executive officers or directors field a Form 3, 4 or 5. In 2016, Dr. Forman filed a Form 4 for June 25, 2015 relating to his resignation and Mr. Beplate is delinquent with certain required Form 3, 4 or 5 filings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2016 and 2015 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2016; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2016 with compensation during fiscal year ended 2016 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2016.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate (4)	2015	$100,000	$-0-	$1,347,224	$-0-	$-0-	$-0-	$-0-	$1,447,224
Chief Executive Officer (4)	2016	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000

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

(4)

See "Note 4" in the Notes to Financial Statements for a discussion of a stock bonus of $1,347,224 that was issued to Mr. Beplate in 2015. Compensation for Mr. Beplate for 2016 and 2015 does not include salaries of $55,100 and $48,000, respectively, of Wendy Harper.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

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

The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she receives as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

As of the filing date of this form 10-K, the Company has no outstanding Common Stock Options and none were issued in the year ended December 31, 2015 or 2016 to executive officers or directors of the Company.

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

During fiscal 2016, the Company did not grant any of its directors cash, securities or other remuneration for serving on the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2017, the Company had outstanding 153,521,844 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage
Nate Knight	738,880	*
Douglas K. Beplate	21,000,000	13.7%
Robert Denser	600,000	*
All directors and officers as a group (four persons)	22,438,880	14.6%

_________________

*	Represents less than 1%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2016 and 2015, notes payable to related parties totaled $178,328 and $112,190, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. In January 2015, Douglas Beplate converted $542,776 of indebtedness and a bonus of $348,224 for a total of $891,000 into 9.9 million shares of restricted Common Stock. During the years ended December 31, 2016 and 2015, Mr. Beplate provided loans to the Company of $66,138 and $112,190. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

In January 2015, the Company entered into an employment agreement with Douglas Beplate pursuant to which he received a signing bonus of 11.1 million shares of restricted common stock and a monthly salary of $8,333. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis. The common shares issued, at fair market value of $999,000, was recognized as expense in 2015.

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

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Co, are our former independent registered accountants and the following table sets forth the fees billed by then for fiscal 2015 and 2014 for the categories of services indicated.

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

Pritchett Siler & Hardy, P.C. are our independent registered accountants and the following table sets forth the fees billed by them for fiscal 2016 for the categories of services indicated.

2016

Audit fees	$7,500
Audit-related fees	-0-
Tax fees	-0-
All other fees	-0-

_____________

(1)	Other fees include quarterly reviews.

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

UNITED HEALTH PRODUCTS, INC.

Dated: June 1, 2017	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer	June 1, 2017
Douglas Beplate

By:	/s/ Nate Knight	Principal Financial Officer and Director	June 1, 2017
Nate Knight

By:	/s/ Robert Denser	Director	June 1, 2017
Robert Denser

Nate Knight and Robert Denser represent all the current members of the Board of Directors.

