Form 10-Q
period 2017-03-31
United Health Products, Inc.
filed 2017-07-31
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2017 was 153,780,156.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$15,215	$29,367
Accounts Receivable	234,214	105,627
Inventory	62,039	61,968

Total current assets	311,468	196,962

TOTAL ASSETS	$311,468	$196,962

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$458,576	$475,063
Liability for unissued shares	145,543	145,543
Notes payable - related parties	182,328	178,328
Other notes payable	225,000	150,000
Total current liabilities	1,011,447	948,934

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 153,780,156 and 153,780,156 Shares Issued and
Outstanding at March 31, 2017 and December 31, 2016, respectively	153,780	153,780
Additional Paid-In Capital	11,890,131	11,890,131
Accumulated Deficit	(12,743,890)	(12,795,883)
Total Stockholders' Deficiency	(699,979)	(751,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$311,468	$196,962

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$227,129	$35,828

Cost of goods sold	15,382	21,139

Gross profit	211,747	14,689

Operating Costs and Expenses
Selling, general and administrative expenses	(149,754)	(126,478)
Total Operating Expenses	(149,754)	(126,478)

Income/(Loss) from Operations	61,993	(111,789)

Other expenses
Interest Expense	(10,000)	(6,099)

Total other expenses	(10,000)	(6,099)

Net Income/(Loss)	$51,993	$(117,888)

Net Loss per common share:
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding	153,780,156	150,248,229

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net Income (Loss)	$51,993	$(117,888)
Adjustments to Reconcile Net income (loss) to Net Cash Used In Operating Activities:
Changes in assets and liabilities:
Accounts Receivable	(128,587)	(18,574)
Inventory	(71)	3,581
Accounts Payable and Accrued Expenses	(16,487)	(337)
Other current liabilities	-	6,099
Net Cash Used In Operating Activities	(93,152)	(127,119)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from Related Parties	4,000	-
Proceeds from notes payable	75,000	-
Proceeds from stock subscription	-	135,575
Cash flow provided by financing activities	79,000	135,575
Increase (Decrease) in Cash and Cash Equivalents	(14,152)	8,456
Cash and Cash Equivalents - Beginning of period	29,367	1,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,215	$9,937

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

While the Company has funded its initial operations with private placements and loans from a related party, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Accordingly, this raises substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things, improvement in the economic climate. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

These interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes for the period ended December 31, 2016 filed with the Securities and Exchange Commission on Form 10-K filed on June 1, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $699,979 and an accumulated deficit of $12,743,890 at March 31, 2017. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are ''more-likely-than-not'' of being sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management's evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities. Management believes the Company is no longer subject to income examinations for years before 2013.

 As of March 31, 2017 and December 31, 2016, the Company has approximately $11.4 million and $11.4 million, respectively, of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured. During the period ended March 31, 2017, approximately $17,700 of NOL’s were utilized and the Company’s valuation allowance was reduced by the same amount.

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

There was no provision for doubtful accounts recorded at March 31, 2017 and December 31, 2016, as we have not experienced any bad debts from any of our customers.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials and finished goods.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at March 31, 2017 and March 31, 2016) is anti-dilutive.

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

Note 3. Related Party Transactions

As of March 31, 2017 and December 31, 2016, notes payable to related parties totaled $182,328 and $178,328, respectively. These monies were owed to Doug Beplate, our Chief Executive Officer. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Note 4. Issuances of Securities

In the first quarter of 2017, the Company did not sell any shares of stock.

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

Note 5. Litigation

Except as discussed in Note 8, there are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

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

Note 7. Other Current Liabilities

At December 31, 2016, there were four outstanding notes to various individuals aggregating $177,370 in principle and accrued interest, respectively. Interest accrues at the rate of 9% - 14% per annum. The Company has determined these notes were related to the former management and officers of the Company. The former management and officers of the Company were removed from their positions beginning in December 2013, when Doug Beplate became CEO and appointed new management and officers. The former management and officers have not been involved with the Company since that time and it was determined these amounts were not owed. Accordingly, the loan balances and related accrued interest totaling $258,338 were written off and recorded in additional paid-in capital at December 31, 2016. The Company also determined $40,390 of prior related party accounts payable should be written-off and was recorded in additional paid-in capital.

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. The balance of $150,000 was owed as of March 31, 2017 and December 31, 2016, respectively.

During the first quarter of 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrues at the rate of 10% per annum. The balance of $75,000 and $0 was owed as of March 31, 2017 and December 31, 2016, respectively.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of March 31, 2017 and December 31, 2016 was as follows:

	2017	2016
Balance, beginning	$145,543	$145,543
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	-
Balance, ending	$145,543	$145,543

The total number of shares granted but unissued were 1,579,044 and 1,579,044, as of March 31, 2017 and December 31, 2016, respectively.

Note 8. Subsequent Events

The Company's Management has evaluated subsequent events through the date these financial statements were issued and determined the transactions below occurred.

The Company borrowed $38,500 on April 28, 2017 related to a note payable, with original issue discount of $3,500. The note was paid off in full on May 19, 2017.

A lawsuit was filed against the Company by a former associate in the United States District, Southern District Court of New York. The plaintiff alleges failure to pay wages, breach of contract, failure to repay loan of $80,000 and fraud and misrepresentation, among other things. Plaintiff seeks declaratory judgment in the amount determined by the court. The Company intends to vigorously defend this lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with SEC on June 1, 2017.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $699,979 and an accumulated deficit of $12,743,890 at March 31, 2017. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Three Months ended March 31, 2017 versus Three Months ended March 31, 2016

During the first quarter of 2017 and 2016, the Company had $227,129 and $35,828 of revenues, respectively. These revenues are attributable to our distribution agreements. Total operating expenses for the first quarter of 2017 and 2016 were $149,754 and $126,478, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees as the Company is beginning to increase operations and generate revenues.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products in various markets. Management believes that operating periods for the last three quarters of 2017 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, the Company had a negative working capital of $699,979 and stockholders' deficiency of $12,743,890. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2016 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at March 31, 2017 and December 31, 2016 was $15,215 and $29,357, respectively.

Net cash used in operating activities for the three months ended March 31, 2017 was $93,152. For the first quarter of 2017, the Company had net income of $51,993 and an increase in accounts receivable of $128,587 and a decrease of payables and accrued expenses of $16,4875. Net cash provided from financing activities for the three months ended March 31, 2017 was $79,000. This was the result of receiving $4,000 from related parties and $75,000 from notes payable during the period.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet arrangements.

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

As of March 31, 2017, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2017, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in the notes to Condensed Financial Statements, there are no legal proceedings pending or threatened against us. We are unaware of any governmental authority initiating a proceeding against us.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2017 through March 31, 2017, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2017	Common Stock	None	$0	Rule 506	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

4(a) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2017.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

