Form 10-Q
period 2017-06-30
United Health Products, Inc.
filed 2017-08-21
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of the Registrant's Common Stock, as of June 30, 2017 was 153,780,156.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$3,229	$29,367
Accounts Receivable	167,546	105,627
Inventory	89,525	61,968

Total current assets	260,300	196,962

TOTAL ASSETS	$260,300	$196,962

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$481,928	$475,063
Liability for unissued shares	145,543	145,543
Notes payable - related parties	235,078	178,328
Other notes payable	212,500	150,000

Total current liabilities	1,075,049	948,934

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 153,780,156 and 153,780,156 Shares Issued and
Outstanding at June 30, 2017 and December 31, 2016, respectively	153,780	153,780
Additional Paid-In Capital	11,890,131	11,890,131
Accumulated Deficit	(12,858,660)	(12,795,883)

Total Stockholders' Deficiency	(814,749)	(751,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$260,300	$196,962

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$41,816	$26,852	$268,945	$62,680

Cost of goods sold	21,293	14,185	36,675	35,324

Gross profit	20,523	12,667	232,270	27,356

Operating Costs and Expenses
Selling, general and administrative expenses	129,291	71,149	279,047	197,628

Total Operating Expenses	129,291	71,149	279,047	197,628

Loss from Operations	(108,768)	(58,482)	(46,777)	(170,272)

Other expenses
Interest Expense	(11,000)	(3,049)	(16,000)	(91,148)

Total other expenses	(11,000)	(3,049)	(16,000)	(9,049)

Net Loss	$(119,768)	$(61,531)	$(62,777)	$(179,420)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	153,780,156	151,683,019	153,780,156	150,942,944

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net Loss	$(62,777)	$(179,420)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Changes in assets and liabilities:
Accounts Receivable	(61,919)	8,854
Inventory	(27,557)	(294,488)
Accounts Payable and Accrued Expenses	6,865	310,979
Net Cash Used In Operating Activities	(145,388)	(154,075)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	56,750	18,000
Proceeds from notes payable	110,000	-
Repayments of notes payable	(47,500)	-
Proceeds from sale of common stock	-	135,576
Cash flow provided by financing activities	119,250	153,576

Increase (Decrease) in Cash and Cash Equivalents	(26,138)	(499)
Cash and Cash Equivalents - Beginning of period	29,367	1,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,229	$982

Supplemental cash flow information:	-	-
Cash paid for interest
Cash paid for income taxes	-	-

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $814,749 and an accumulated deficit of $12,858,660 at June 30, 2017. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2017 and December 31, 2016, the Company has approximately $11.5 million and $11.4 million, respectively, of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at June 30, 2017 and December 31, 2016, as we have not experienced any bad debts from any of our customers.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at June 30, 2017 and June 30, 2016) is anti-dilutive.

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

Note 3. Related Party Transactions

As of June 30, 2017 and December 31, 2016, notes payable to related parties totaled $235,078 and $178,328, respectively. These monies were owed to Doug Beplate, our Chief Executive Officer. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Note 4. Issuances of Securities

In the first six months of 2017, the Company did not sell any shares of stock.

In the first six months of 2016, the Company sold 1,499,656 shares of common stock for total proceeds of $108,700 and received $26,876 in stock subscriptions. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In the first six months of 2016, the Company issued 2,000,000 shares of common stock in satisfaction of $133,125 of previously recorded stock subscriptions recorded on the balance sheet. In the second quarter of 2016, the Company issued 224,666 shares of common stock in satisfaction of common stock of $16,500 of previously recorded subscriptions on the balance sheet, of which $10,000 was from the first quarter of 2016.

Note 5. Litigation

Except as discussed below, there are no other legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

During the second quarter, a lawsuit was filed against the Company by a former associate in the United States District, Southern District Court of New York. The plaintiff alleges failure to pay wages, breach of contract, failure to repay loan of $80,000 and fraud and misrepresentation, among other things. Plaintiff seeks declaratory judgment in the amount determined by the court. The Company intends to vigorously defend this lawsuit, but cannot estimate the probability nor the potential amount of the contingency.

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

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. The balance of $150,000 was owed as of June 30, 2017 and December 31, 2016, respectively.

During the period ended June 30, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrues at the rate of 20% per annum and is currently in default. The balance of $62,500 and $0 was owed as of June 30, 2017 and December 31, 2016, respectively.

The Company borrowed $35,000 in April 2017 related to a note payable, with original issue discount of $3,500. The note was paid off in full in May 2017.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of June 30, 2017 and December 31, 2016 was as follows:

	2017	2016
Balance, beginning	$145,543	$145,543
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	-
Balance, ending	$145,543	$145,543

The total number of shares granted but unissued were 1,579,044 and 1,579,044, as of June 30, 2017 and December 31, 2016, respectively.

Note 8. Subsequent Events

The Company's Management has evaluated subsequent events through the date these financial statements were issued and determined the transactions below occurred.

The Company borrowed $35,000 in July 2017 related to a note payable, with original issue discount of $5,000. The note was paid off in full on August 6, 2017.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $809,262 and an accumulated deficit of $12,858,660 at June 30, 2017. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Three Months and Six Months ended June 30, 2017 versus Three Months and Six Months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company had $41,816 and $26,852 of revenues, respectively. The increase in revenues is due to an increase in orders from customers. Total operating expenses for the three months ended June 30, 2017 and 2016 were $129,291 and $71,149, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees as the Company is beginning to increase operations and generate revenues.

During the six months ended June 30, 2017 and 2016, the Company had $268,945 and $62,680 of revenues, respectively. The increase in revenues is due to an increase in orders from customers. Total operating expenses for the six months ended June 30, 2017 and 2016 were $279,047 and $197,628, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees as the Company is beginning to increase operations and generate revenues.

In August 2012, our Chinese manufacturing agent received 510(k) approval from the FDA to our hemostatic gauze products as a Class I device. Since then, products have been showcased in dental publications. We have obtained interest from distributors to sell our hemostatic gauze products in various markets. Management believes that operating periods for the last half of 2017 should continue to see growth in sales.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, the Company had a negative working capital of $814,749 and stockholders' deficiency of $814,749. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2016 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at June 30, 2017 and December 31, 2016 was $3,229 and $29,367, respectively.

Net cash used in operating activities for the six months ended June 30, 2017 was $145,388. For the first six months of 2017, the Company incurred a net loss of $62,777, an increase in inventory of $27,557 and an increase in accounts receivable of $61,919, partially offset by an increase in accounts payable of $6,865. Net cash provided from financing activities for the six months ended June 30, 2017 was $119,250. This was the result of receiving proceeds from a related party of $56,750 and receiving proceeds from notes payable totaling $110,000 offset by repayments of $47,500 of notes payable.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet arrangements.

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

As of June 30, 2017, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2017, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2017 through June 30, 2017, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – June 2017	Common Stock	-0-	$-0-	Rule 506	Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2017.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

