Form 10-Q
period 2017-09-30
United Health Products, Inc.
filed 2017-11-14
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock, as of November 13, 2017 was 161,935,667.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and Cash Equivalents	$60,323	$29,367
Accounts Receivable	165,609	105,627
Inventory	79,863	61,968

Total current assets	305,795	196,962

TOTAL ASSETS	$305,795	$196,962

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$460,681	$475,063
Liability for unissued shares	145,543	145,543
Notes payable - related parties	262,078	178,328
Other notes payable	202,500	150,000

Total current liabilities	1,070,802	948,934

Commitments and Contingencies

Stockholders’ Deficiency
Common Stock - $.001 par value, 300,000,000 Shares Authorized, 156,697,207 and 153,780,156 Shares Issued and Outstanding at September 30, 2017 and December 31, 2016, respectively	156,697	153,780
Additional Paid-In Capital	12,077,464	11,890,131
Accumulated Deficit	(12,999,168)	(12,795,883)

Total Stockholders’ Deficiency	(765,007)	(751,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$305,795	$196,962

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$67,598	$20,845	$336,543	$83,525

Cost of goods sold	21,290	14,000	57,965	49,324

Gross profit	46,308	6,845	278,578	34,201

Operating Costs and Expenses
Selling, general and administrative expenses	181,816	177,630	460,863	375,257

Total Operating Expenses	181,816	177,630	460,863	375,257

Loss from Operations	(135,508)	(170,785)	(182,285)	(341,056)

Other expenses
Interest Expense	(5,000)	(3,049)	(21,000)	(12,198)

Total other expenses	(5,000)	(3,049)	(21,000)	(12,198)

Net Loss	$(140,508)	$(173,834)	$(203,285)	$(353,254)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	154,400,679	152,605,423	153,989,270	151,501,149

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(203,285)	$(353,254)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Changes in assets and liabilities:
Accounts Receivable	(59,982)	8,854
Prepaid expense	-	216
Inventory	(17,895)	(242,934)
Accounts Payable and Accrued Expenses	(14,382)	262,078
Other current liabilities	-	12,198
Net Cash Used In Operating Activities	(295,544)	(312,842)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	83,750	35,501
Bank overdraft	-	760
Proceeds from notes payable	140,000	-
Repayments of notes payable	(87,500)	-
Proceeds from sale of common stock	190,250	275,100
Cash flow provided by financing activities	326,500	311,361

Increase (Decrease) in Cash and Cash Equivalents	30,956	(1,481)
Cash and Cash Equivalents - Beginning of period	29,367	1,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$60,323	$-

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended December 31, 2016 filed with the Securities and Exchange Commission on Form 10-K filed on June 1, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $765,007 and an accumulated deficit of $12,999,168 at September 30, 2017. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2017 and December 31, 2016, the Company has approximately $11.6 million and $11.4 million, respectively, of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at September 30, 2017 and December 31, 2016, as we have not experienced any bad debts from any of our customers.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials and finished goods.

Stock Based Compensation

The Company issues restricted stock to consultants and employees for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock for non-employees is measured at the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached and expense is recognized during the term at which the counterparty’s performance is earned or at the date the shares are considered non-forfeitable. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. Compensation for employee stock grants are recognized at the fair market value of the shares at the date of grant and recognized at the grant date, as it is considered that the shares issued are considered non-forfeitable at the date of grant. Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (-0- options and -0- warrants at September 30, 2017 and September 30, 2016) is anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) in May 2014. ASU No. 2014-09 outlines a single, comprehensive revenue recognition model for revenue derived from contracts with customers and it supersedes the most current revenue recognition guidance. This includes current guidance that is industry-specific. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. We will continue to analyze this model, but we expect our revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Financial Statements.

Note 3. Related Party Transactions

As of September 30, 2017 and December 31, 2016, notes payable to related parties totaled $262,078 and $178,328, respectively. These monies were owed to Doug Beplate, our Chief Executive Officer. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Note 4. Issuances of Securities

In the first nine months of 2017, the Company sold 2,917,051 shares of common stock for total proceeds $190,250.

In the first nine months of 2016, the Company sold 2,647,588 shares of common stock for total proceeds of $191,925 and received $83,176 in stock subscriptions.

In the first nine months of 2016, the Company issued 2,000,000 shares of common stock in satisfaction of $133,125 of previously recorded stock subscriptions recorded on the balance sheet. In the second quarter of 2016, the Company issued 224,666 shares of common stock in satisfaction of common stock of $16,500 of previously recorded subscriptions on the balance sheet, of which $10,000 was from the first quarter of 2016.

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

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. The balance of $150,000 was owed as of September 30, 2017 and December 31, 2016, respectively.

During the period ended September 30, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrues at the rate of 20% per annum and is currently in default. The Company paid $22,500 during the period and the balance of $52,500 and $0 was owed as of September 30, 2017 and December 31, 2016, respectively.

The Company borrowed $35,000 in April 2017 related to a note payable, with original issue discount of $3,500. The note was paid off in full in May 2017. The Company borrowed $35,000 in July 2017 related to a note payable, with original issue discount of $5,000. The note was paid off in full on August 6, 2017.

The Company has recognized a “Liability for unissued shares” for shares granted to employees and consultants, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of September 30, 2017 and December 31, 2016 was as follows:

	2017	2016
Balance, beginning	$145,543	$145,543
Stock based compensation recognized	-	-
Issuance of shares in satisfaction of liability	-	-
Balance, ending	$145,543	$145,543

The total number of shares granted but unissued were 1,579,044 and 1,579,044, as of September 30, 2017 and December 31, 2016, respectively.

Note 8. Subsequent Events

The Company’s management has evaluated subsequent events through the date these financial statements were issued and determined the following transactions required disclosure.

The Company issued 2,500,000 shares of common stock for settlement of $162,500 of notes payable.

The Company issued 2,738,460 shares of common stock for total proceeds of $178,000.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $765,007 and an accumulated deficit of $12,999,168 at September 30, 2017. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months and Nine Months ended September 30, 2017 versus Three Months and Nine Months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company had $67,598 and $20,845 of revenues, respectively. The increase in revenues is due to an increase in orders from customers as the Company added distributors. Total operating expenses for the three months ended September 30, 2017 and 2016 were $181,816 and $177,630, respectively. The increase in operating expenses is minimal and is comparable to the prior year.

During the nine months ended September 30, 2017 and 2016, the Company had $336,543 and $83,525 of revenues, respectively. The increase in revenues is due to an increase in orders from customers as the Company added distributors. Total operating expenses for the nine months ended September 30, 2017 and 2016 were $460,863 and $375,257, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees as the Company is beginning to increase operations and generate revenues.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, the Company had a negative working capital of $765,007 and stockholders’ deficiency of $765,007. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2016 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at September 30, 2017 and December 31, 2016 was $60,323 and $29,367, respectively.

Net cash used in operating activities for the nine months ended September 30, 2017 was $295,544. For the first nine months of 2017, the Company incurred a net loss of $203,285, an increase in inventory of $17,895, an increase in accounts receivable of $59,982 and a decrease in accounts payable of $14,382. Net cash provided from financing activities for the nine months ended September 30, 2017 was $326,500. This was the result of receiving proceeds from a related party of $83,750, receiving proceeds from notes payable totaling $140,000 and receiving proceeds from the sale of common stock totaling $190,250, offset by repayments of $87,500 of notes payable.

Net cash used in operating activities for the nine months ended September 30, 2016 was $312,842. For the first nine months of 2016, the Company incurred a net loss of $353,254 and an increase in inventory of $242,934, partially offset by a decrease in accounts receivable of $8,854, an increase of payables and accrued expenses of $262,078, an increase in other current liabilities of $12,198. Net cash provided from financing activities for the nine months ended September 30, 2016 was $311,361. This was the result of sales of our common stock totaling $275,100 and receiving $35,501 in proceeds for from related party loans.

Off-Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet arrangements.

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

As of September 30, 2017, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management’s assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in adjustments to the Company’s interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2017 through September 30, 2017, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – September 2017	Common Stock	2,917,051	$190,250; no commissions paid	Rule 506	Not applicable
September 2017	Convertible Promissory Note	$162,500 in principal	Conversion of accounts payable into note; no commissions paid	Rule 4(2)	(1)

(1)  The Convertible Promissory Note was converted at $0.065 per share into 2,500,00 restricted shares of Common Stock after issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

4(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Employment Agreement – Dr. Phillip Forman (4)

10.2	September 25, 2015 Amendment to Dr. Phillip Forman’s Employment Agreement (5)

10.3	Employment Agreement – Nate Knight (4)

10.4	Employment Agreement with Douglas Beplate (6)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

______________

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2017.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

