Form 10-K
period 2017-12-31
United Health Products, Inc.
filed 2018-04-17
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

COMMISSION FILE NUMBER: 000-27781

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the number of shares held by non-affiliates was approximately 145,843,000 shares. The approximate market value based on the last sale (i.e. $0.08 per share as of June 30, 2017, the last business day of the second quarter) of the Company's Common Stock was approximately $11,667,447.

The number of shares outstanding of the Registrant's Common Stock, as of April 16, 2018 was 182,932,164.

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. ("United" or the "Company") develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the veterinarian, dental and medical markets and is pursuing multiple markets for HemoStyp, including the medical, sports, dental and military sectors, each of which represents multi-million-dollar markets.

Recent Developments

The following developments in the Company’s business have occurred since the beginning of 2017:

•	Patterson Veterinary/AHI is a distributor of our HempStyp products to the United States animal and dental market. Patterson is one of the largest animal health companies in the United States.

•	In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (“PMA”) for HemoStyp under the FDA’s new and innovative CtQ Pilot-Program as a Class III application for internal surgical procedures.

The FDA selected UHP’s HemoStyp as only one of nine participants for the program. The Company’s management scheduled and had its first face-to-face meeting with FDA experts on January 17, 2018 to provide the agency with whatever information it needs to advance the application for premarket approval (PMA).

The FDA has stated that it intends to work collaboratively with pilot program participants during the review of their PMA submission to define characteristics of the device that are critical to product quality, and how these characteristics are controlled in design and manufacturing prior to the post market inspection. For pilot program participants, the FDA would forego conducting the standard PMA preapproval inspection, and a post market inspection focusing on the PMA applicant’s implementation of the critical to quality characteristics would be conducted instead.

The CtQ Pilot Program was created to identify products that have a chemical makeup of demonstrated safe interaction with the body –as evidenced by years of prior product usage and studies-- to be approved for Class III internal surgical use. The program’s intent is to allow products that have demonstrated repeated safe interaction to enter the market in a more efficient manner. The market for 2017 internal surgical market for hemostatic products is estimated at in excess of seven billion dollars, and is expected to grow at 7.1% over the next few years, to reach more than $8.3 billion by 2022.

•	The Company’s 2” x 4” Trauma Gauze™ product has been selected as the feature component for a new Advanced Wound Care Kit for Dick’s Sporting Goods (NYSE DKS). With today’s environment when the unexpected can happen anywhere, both in the wild and in urban areas, having an advanced trauma kit can be the difference between survival and tragedy. The Hemostyp® pouches have been included under the Field and Stream label and are available in their stores nationwide since February 2018 and are displayed in various locations throughout the stores.

•	In December 2017, the Company announced it is applying to have HemoStyp designated as a Class III medical device with Australia’s Therapeutics Goods Administration (TGA, counterpart to the U.S. FDA). Similar to the US FDA Class III application, TGA approval would allow for internal surgical use. The Company’s Australian TGA consultants believe that UHP has the requisite test data and documentation to obtain rapid approval in Australia, and that HemoStyp® could obtain approval for use in the Australian market within 30 days.

•	In January 2018, the Company’s distribution partner Quantum Health Group filed an application for class III use in general internal surgical procedures with the Ministry of Food and Drug Safety (MFDS) in South Korea. Quantum anticipates a response within 70 days. The Ministry of Food and Drug Safety provides the vision of "Safe Food and Drug, Healthy People, Well-being Society" and making extensive efforts to safeguard consumers and promote the public health by ensuring the safety of all foods, drugs, cosmetics, herbal medicines, and medical devices that South Koreans have in their daily lives. The importance of risk management for food and drug safety is ever growing and the scope of management is expanding. As more and more people are seeking to maintain a healthy lifestyle, it is crucial to ensure that the food and drugs they have are safe and effective.

•	In March 2018, the Company obtained Class III and CE mark approval for HemoStyp in the European Economic Area (EEA). The EEA comprises the 28 European Union members and a number of other countries. Accordingly, HemoStyp is approved for use in internal surgical procedures in more than 30 countries. The approval was received following the provision of all required documentation by the relevant regulatory agencies. The CE marking– CE is an acronym for the French term "Conformité Européenne"– certifies that a product has met EEA health, safety, and environmental requirements, which ensure consumer safety. Manufacturers in the EEA and abroad must meet CE marking requirements where applicable to market their products in Europe. A manufacturer who has gone through the conformity assessment process may affix the CE mark to its product. With the CE marking, the product may be marketed throughout the EEA, which comprises 33 countries with a population of exceeding 517 million and a GDP exceeding $17 trillion.

Primary Strategy

The Company's gauze products are designed for the wound care market and manufactured to our specifications at various facilities. We have engaged in Quality Control audits to bring those facilities online. This allows us rapid production expansion while protecting the company from any one specific facility causing any slowdown. We believe redundancy and protection of our manufacturing is key to our short-term success. The gauze can be used on any wound where bleeding is present. Upon contact with moisture, the gauze forms a gel-like substance that acts as a hemostatic agent to address bleeding quickly. The hemostatic gauze derived from regenerated oxidized/cellulose, which is all natural and designed to absorb exudate/drainage from superficial wounds and helps to control bleeding. Once bleeding has ceased and coagulation has occurred, the product can be rinsed away with saline solution or lukewarm water. After acquiring the intellectual property rights, in 2009, we have devoted our time to obtaining necessary approvals to enable the hemostatic gauze product to be sold worldwide as well as attempting to establish an international distribution network.

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

The Company's strategy is to engage distributors to market the Company's gauze products to the various worldwide markets. The Company has an initial foundation for the distribution of its hemostatic gauze products by entering into agreements with our several distributors/partners (covering the dental, veterinarian, U.S. retail, U.S. military and worldwide equestrian markets and Australasia). We have distribution agreements to commence in South Korea, South Africa and additional parts of Asia upon individual regulatory country approvals. The Distributor (SSEM) for the South African market has signed their agreement in late 2017 and was shipped their opening stock order in December of 2017.

Our HemoStyp Gauze Products

HemoStyp Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When it comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact it simply degrades to these end products, it does not cause significant delay in healing as do other hemostatic materials that may have a similar appearance. Our HemoStyp gauze products are sold in different sizes for use in superficial trauma cases. It is also sold as a dental gauze and as a nasal dressing. Additional testing shows Hemostyp is 100% absorbable in one hour or less. Additionally, tests have been conducted to show the effectiveness of Hemostyp in Thoracic and Abdominal procedures. The Company continues to test for the effectiveness and the IFU for Abdominal and Thoracic Procedures.

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

Sales and Marketing

Our technology is marketed as HemoStyp Gauze, but is also available to customers with customized private labeling. We are customer driven. We distribute both nationally and internationally. We are servicing (or intend to service) our customers through distributors, sales representatives, industry-specialized telephone support, and the Internet. Our current and potential customer base for our HemoStyp includes, without limitation:

•	Hospitals, Clinics, and Physicians
•	EMS, Fire Departments and Other First Responders
•	Public Safety, Police Departments and Military
•	Correctional Facilities
•	Schools, Universities and Day Care Facilities
•	Nursing Homes and Assisted Living Environments
•	Home Care Providers
•	Dental offices
•	Sports Medicine Providers
•	Veterinarians
•	Municipalities and Government Agencies and
•	Occupational and Industrial Healthcare Professionals.

In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (“PMA”) for HemoStyp under the FDA’s new and innovative CtQ Pilot-Program as a Class III application for internal surgical procedures. The CtQ Pilot Program was created to identify products that have a chemical makeup of demonstrated safe interaction with the body –as evidenced by years of prior product usage and studies-- to be approved for Class III internal surgical use. The program’s intent is to allow products that have demonstrated repeated safe interaction to enter the market in a more efficient manner. The market for 2017 internal surgical market for hemostatic products is estimated at in excess of seven billion dollars, of that the estimated market size for ORC or similar products is estimated to be 2.7 Billion USD. The market is expected to grow at 7.1% annually over the next few years. Our strategy is to continue to seek out distributors for the internal medical device market in Europe now that the company has secured CE Class III designation and to actively seek a medical/Acquisition partner candidate.

Manufacturing and Packaging of our Products

The Company has established various contract manufacturing facilities to replace its original agreement with Hemo Manufacturing. All of these facilities have been vetted and have supplied multiple Quality Control program certificates and are registered FDA facilities. The facilities have been confirmed as part of our PMA submission and includes the FDA inspection records of these facilities. They are currently compliant and meet all the current standards required by the FDA

Patents and Trademarks

In September 2012, the Company announced that its hemostatic gauze products were granted patent protection by the U.S. Patent and Trademark Office, which patent protection currently runs through 2029. However, if our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected. Our success depends in part on our ability to defend our intellectual property rights. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may seek to challenge, invalidate or circumvent our intellectual property rights. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our patent in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products.

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

The U.S. Drug Enforcement Administration ("DEA"), the U.S. Food and Drug Administration ("FDA") and various state regulatory authorities regulate the purchase, storage, and/or distribution of pharmaceutical products. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of applicable laws and regulations. As a wholesale distributor of pharmaceuticals and certain related products, we are subject to these laws and regulations. We must have all necessary licenses and other regulatory approvals and are required to be in compliance with all applicable pharmaceutical wholesale distribution requirements needed to conduct our operations. See “Recent Developments.”

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

Research and Development Expenditures

In fiscal 2017 and 2016, we incurred $0 and $0, respectively, in research and development expenditures.

 Employees

As of March 31, 2018, we have eight employees of the Company.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company is utilizing on a temporary basis rent free, as a central mailing address as its principal executive office, space located at 10624 S. Eastern Avenue, Ste. A209, Henderson, NV 89052. Conference facilities are available upon request at a fee. The Company is a virtual company with employees in Nevada and six other states.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as follows:

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

The common shares of the Company trade on the OTCPink under the symbol UEEC. There has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented.

	High	Low
For Year Ended 2017
First Quarter	$0.09	$0.035
Second Quarter	0.093	0.0637
Third Quarter	0.25	0.075
Fourth Quarter	0.75	0.15

For Year Ended 2016
First Quarter	$0.09	$0.06
Second Quarter	0.11	0.08
Third Quarter	0.10	0.07
Fourth Quarter	0.10	0.08

(b) Holders

As of April 16, 2018, there were 244 holders of record of the Company’s issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the year ended December 31, 2017, the Company issued the following unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Fiscal 2017	Common Stock	7,694,269 Shares	$683,975 received; no commissions paid	Rule 506; Section 4(2)	Not applicable

September 2017	Convertible Promissory Note	$162,500 in principal	Conversion of accounts payable into note; no commissions paid	Rule 4(2)	(1)

__________

(1)	The Convertible Promissory Note was converted at $0.065 per share into 2,500,00 restricted shares of Common Stock after issuance.

During the period January 1, 2017 through December 31, 2017, there were no repurchases of the Company's unregistered securities.

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

Results of Operations

Year ended December 31, 2017 versus year ended December 31, 2016

During 2017, the Company had $645,652 of revenues as compared to $242,007 for the comparable period of the prior year. These revenues are attributable to our distribution agreements. Management believes that the fiscal 2018 will show increased sales as a result of our distribution agreements.

Total operating expenses for 2017 and 2016 were $1,297,954 and $641,551, respectively. The increase in operating expenses primarily due to an increase in consulting and professional fees and advertising and marketing as the Company is beginning to increase operations and generate revenues. The Company issued 1,700,000 shares of common stock for $429,000 in stock for services for consulting and professional fees during the year ended 2017. The Company had $0 in stock for services during 2016. The Company’s advertising and marketing expenses were $53,050 and $0 during the years ended December 31, 2017 and 2016, respectively.

Other income (expense) for 2017 and 2016 were $215,650 and $18,260, respectively. The increase in other expense was due to the Company issuing a total of 2,500,000 shares of common stock to settle notes payable balance of $162,500 and accounts payable balance of $31,850 during the year. The fair value of the stock issued was $379,000 and the Company recorded loss on debt settlement of $184,650. The increase in expenses is primarily due to an increase in consulting and professional fees as the Company is beginning to increase operations and generate revenues. The Company also had interest expense of $31,000 during 2017 compared to interest expense of $18,260 during 2016 for an increase of $12,740 in interest expense. The increase is due to the Company borrowing additional funds during the year and having larger outstanding balances.

Our net loss for 2017 was $934,968 as compared to a net loss of $535,735 for the comparable period of the prior year. The primary change in our net loss for 2017 relates to an increase in gross profit from $124,076 in 2016 to $578,636 in 2017 offset by an increase of $656,403 in operating expenses and an increase of $197,390 in other expenses as explained in the preceding paragraphs.

We have obtained interest from distributors to sell our hemostatic gauze products to the U.S. Military and retail, veterinarian, dental and equestrian markets and Australasia. Management believes that operating periods for 2018 should begin to see substantial sales.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2017, the Company had a negative working capital of $261,265. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2017 and 2016 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at December 31, 2017 and December 31, 2016 was $189,942 and $29,367, respectively.

During fiscal 2017 and fiscal 2016, the Company had net cash used in operating activities of $645,900 and $473,352, respectively. During 2017, the Company incurred a net loss of $934,968, and increase in accounts receivable of $362,569, an increase in inventory of $101,566 and an increase in prepaid and other current assets of $12,114 offset by $429,000 in stock for services, $184,650 in loss on debt settlement, $20,226 in bad debt expense and an increase in inventory of $44,941 and an increase in accrued liabilities – related party of $86,500. During 2016, the Company had a net loss of $535,735 along with an increase in accounts payable and accrued expenses of $178,990 offset by an increase in accounts receivable of $96,773 and an increase in inventory of $20,050.

Cash flows from financing activities in fiscal 2017 and fiscal 2016 resulted in cash being provided of $806,475 and $501,238, respectively. In 2017, the Company received net proceeds from related party of $90,000, net proceeds on notes payable of $32,500 and $683,975 from the sale of common stock. During 2016, the Company received proceeds from related party of $66,138, proceeds on notes payable of $150,000 and $285,100 from the sale of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

Critical Accounting Policies

Revenue Recognition

Revenues are attributable to the sale of medical products. The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

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

The financial statements required by Item 8 can be found beginning on Page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United Health Products, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

April 17, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of United Health Products, Inc.

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2016, and the related statements of operations, stockholders’ deficiency, and cash flows the year ended December 31, 2016. United Health Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

June 1, 2017

UNITED HEALTH PRODUCTS, INC

Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$189,942	$29,367
Accounts receivable	447,970	105,627
Inventory	163,534	61,968
Prepaid and other current assets	12,114	-
Total current assets	813,560	196,962

TOTAL ASSETS	$813,560	$196,962

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$325,654	$475,063
Accrued liabilities – related party	86,500	-
Liability for unissued shares	211,843	145,543
Notes payable - related parties	268,328	178,328
Other notes payable	182,500	150,000

Total current liabilities	1,074,825	948,934

Commitments and Contingencies

Stockholders' Deficiency

Common Stock - $.001 par value, 300,000,000 shares authorized, 164,969,663 and 153,780,156 shares issued and outstanding at December 31, 2017 and 2016, respectively	164,969	153,780
Additional Paid-In Capital	13,304,617	11,890,131
Accumulated Deficit	(13,730,851)	(12,795,883)
Total Stockholders' Deficiency	(261,265)	(751,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$813,560	$196,962

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	For the Years Ended December 31,
	2017	2016

Revenues	$645,652	$242,007
Cost of sales	67,016	117,931
Gross profit	578,636	124,076

Operating Costs and Expenses
Selling, general and administrative expenses	1,297,954	641,551

Total Operating Expenses	1,297,954	641,551

Loss from Operations	(719,318)	(517,475)

Other income (expenses)
Interest Expense	(31,000)	(18,260)
Loss on settlement of debt	(184,650)	-
Total other income (expense)	(215,650)	(18,260)

Net Loss	$(934,968)	$(535,735)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	156,390,830	152,097,840

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Stockholders' Deficiency

For the Years Ended December 31, 2017 and 2016

			Additional
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total

Balance at December 31, 2016	148,003,140	$148,003	$11,172,455	$139,625	$(12,260,148)	$(800,065)

Write-off of prior related party debt	-	-	298,728	-	-	298,728

Sale and issuance of common stock	5,777,016	5,777	418,948	(139,625)	-	285,100

Net Loss	-	-	-	-	(535,735)	(535,735)

Balance at December 31, 2016	153,780,156	$153,780	$11,890,131	$-	$(12,795,883)	$(751,972)

Issuance of shares for notes payable	2,500,000	2,500	232,500	-	-	235,000

Issuance of shares for accounts payable	200,000	200	143,800	-	-	144,000

Issuance of common stock for services	1,700,000	1,700	427,300	-	-	429,000

Sale and issuance of common Stock	6,789,507	6,789	610,886	-	-	617,675

Net Loss	-	-	-	-	(934,968)	(934,968)

Balance at December 31, 2017	164,969,663	$164,969	$13,304,617	$-	$(13,730,851)	$(261,265)

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

For the Years Ended December 31,

	2017	2016

Cash Flows from Operating Activities:
Net Loss	$(934,968)	$(535,735)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Stock for services	429,000	-
Loss on settlement of debt	184,650
Bad debt expense	20,226	-
Changes in assets and liabilities:
Accounts receivable	(362,569)	(96,773)
Inventory	(101,566)	(20,050)
Prepaid and other current assets	(12,114)	216
Accounts payable and accrued expenses	44,941	178,990
Accrued liabilities – related party	86,500	-
Net Cash Used In Operating Activities	(645,900)	(473,352)

Cash Flows from Financing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Repayment to related parties	(21,500)	-
Proceeds from related parties	111,500	66,138
Repayments on notes payable	(77,500)	-
Proceeds from notes payable	110,000	150,000
Proceeds from issuance of common stock	683,975	285,100
Net Cash Provided By Financing Activities	806,475	501,238

Increase in Cash and Cash Equivalents	160,575	27,886
Cash and Cash Equivalents - Beginning of period	29,367	1,481

CASH AND CASH EQUIVALENTS - END OF PERIOD	$189,942	$29,367

Supplemental cash flow information:
Cash paid for interest	$16,000	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Issuance of stock for accounts payable	$144,000	$-
Write-off of related party debt	$-	$298,728
Issuance of subscribed stock	$-	$139,625
Reclass of common stock and additional paid-in capital to liability for unissued shares	$66,300	$-
Accounts payable converted to note payable	$162,500	$-
Common stock issued for settlement of debt	$235,000	$-

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $934,968 and $535,735 for the years ending December 31, 2017 and 2016, respectively. The Company's history of recurring losses resulted in an accumulated deficit of $13,730,851. The Company has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to expand operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2017 and 2016, the Company has approximately $12.1 and $11.4 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

Revenue Recognition

Revenues are attributable to the sale of medical products. The Company recognizes revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of estimated sales returns and allowances.

Trade Accounts Receivable and Concentration Risk

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

There was no provision for doubtful accounts recorded at December 31, 2017 and 2016. The Company recorded $20,226 and $0 in bad debt expense for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2017, one customer made up 99.9% of the Company’s outstanding accounts receivable balance. For the year ended December 31, 2017 one customer accounted for 93.2% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2017	December 31, 2016
Raw materials	$34,270	$61,968
Finished goods	129,264	-
	$163,534	$61,968

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $53,050 and $0 in advertising and marketing costs during the years ended December 31, 2017 and 2016, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as there are no potentially dilutive securities as of December 31, 2017 and 2016.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” and in November issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-15 addresses the presentation and classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-18 is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the cash flows statement. The statement requires that restricted cash and restricted cash equivalents to be included as components of total cash and cash equivalents as presented on the statement of cash flows. These pronouncements go into effect for periods beginning after December 15, 2017. The Company does not believe these standards will have a material impact on its financial statements.

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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”. ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. ASU 2016-10 was issued to clarify ASC Topic 606 related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”, to clarify certain narrow aspects of Topic 606 such as assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted but not sooner than the annual reporting periods beginning after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has evaluated its various agreements subject to these updates and completed its assessment. The Company has concluded that the adoption of this pronouncement will not have a material effect on its financial statements and related disclosures in 2018.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its Financial Statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 3. Related Party Transactions

As of December 31, 2017 and 2016, notes payable to related parties totaled $268,328 and $178,328, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the years ended December 31, 2017 and 2016, Mr. Beplate provided loans to the Company of $111,500 and $66,138, respectively. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

In January 2015, the Company entered into an employment agreement with Douglas Beplate with a monthly salary of $8,333, which was later increased to $15,000. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. No stock bonus related to gross sales was accrued for 2016 or 2017 as such stock bonuses were immaterial and were waived by Mr. Beplate. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis. During the year ended December 31, 2017, he received $93,500 of compensation and the remaining balance of $86,500 has been recorded as accrued liabilities – related party on the balance sheet.

In November 2014, the Company entered into employment agreement with Nate Knight, our Chief Financial Officer. Mr. Knight received 500,000 shares as a signing bonus and a monthly salary of $4,000 (which has been increased to $5,000) pursuant to his employment agreement, which is also terminable "at will." The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she received as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000 (which has been increased to $5,000).

Note 4. Issuances of Securities

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

In July 2015, the Company entered into a Financial Advisory Agreement with Maxim Group LLC, a leading full service investment bank, securities and wealth management firm. Pursuant to this agreement, Maxim was issued 4,000,000 shares of restricted common stock valued at $360,000. Maxim and the Company entered into an amendment to this agreement in January 2018 pursuant to which Maxim continues to perform merger and acquisition services in exchange for the original consideration paid in 2015. The 4,000,000 shares are subject to a lock-up agreement and release provisions during 2018.

During 2016, the Company issued 5,777,016 shares of common stock for total proceeds of $424,725, of which 1,861,666 shares were issued for the $139,625 of common stock subscribed on the balance sheet as of December 31, 2015. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In 2017, the Company sold 7,694,269 shares of its Common Stock in a private placement offering for gross proceeds of $683,975. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

During 2017, the Company issued 200,000 shares of stock with a fair value of $144,000 to settle an accounts payable balance of $31,850. The Company recorded $112,150 as loss on settlement of debt.

During 2017, a consultant converted $162,500 in accounts payable to a promissory note. The consultant then converted this promissory note into 2,500,000 shares of common stock. The shares of stock had a fair value of $235,000 and the Company recorded $72,500 as loss on settlement of debt.

In December 2017, the Company issued 1,700,000 shares of common stock to various individuals and consultants for services performed. The shares had a fair market value of $429,000.

Note 5. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as follow:

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit.

Note 6. Material Agreements and Other Matters

On October 1, 2013, the Company entered into an Operating Agreement with Hemo Manufacturing LLC. Hemo Manufacturing is to act as the exclusive supplier of manufactured products for the Company's products. Pursuant to said agreement, 2,000,000, restricted shares of the Company's Common Stock valued at $231,270, were issued. Under certain conditions, an additional 2,000,000 shares of the Company's Common Stock would be issued in the event the Company is bought out by a third party. The Company anticipates booking all sales directly to customers and making payment for goods directly to Hemo Manufacturing. The managing member of Hemo Manufacturing will retain 100% of the profits earned by Hemo Manufacturing unless the Company is sold to a third party. In the event of such a sale, the managing member of Hemo Manufacturing and the Company would have equal share in the gross profits. The Company’s operating agreement with Hemo Manufacturing was terminated in the first quarter of 2017.

See also Notes 3 and 4 for material agreements entered into with officers and directors of the Company and Maxim Group, LLC.

Note 7. Other Notes Payable

At December 31, 2015, included in other current liabilities were four outstanding notes to various individuals aggregating $177,370 in principle and accrued interest, respectively. Interest accrued at the rate of 9% - 14% per annum. These notes were related to the former management and officers of the Company who were removed from their positions beginning in December 2013, when Doug Beplate became CEO and appointed new management and officers. The former management and officers have not been involved with the Company since that time and it was determined these amounts were not owed. Accordingly, the loan balances and related accrued interest totaling $258,338 were written off and recorded in additional paid-in capital during 2016. The Company also determined $40,390 of prior related party accounts payable should be written-off and was recorded in additional paid-in capital during 2016.

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. The balance of $150,000 was owed as of December 31, 2017 and 2016.

During the year ended December 31, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrues at the rate of 20% per annum and is currently in default. The Company paid $42,500 during the period and the balance of $32,500 and $0 was owed as of December 31, 2017 and December 31, 2016, respectively.

The Company borrowed $35,000 in April 2017 related to a note payable, with original issue discount of $3,500. The note was paid off in full in May 2017.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of December 31 was as follows:

	2017	2016
Balance, beginning	$145,543	$145,543
Reclass of previous shares purchased and recorded in equity	66,300	-
Issuance of shares in satisfaction of liability	-	-
Balance, ending	$211,843	$145,543

The total number of shares granted but unissued were 2,483,806 and 1,579,044, as of December 31, 2017 and 2016, respectively.

Note 8. Income Tax

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2017 or 2016.The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2017.

The Company's federal income tax returns for the years ended December 31, 2014 through December 31, 2017 remain subject to examination by the Internal Revenue Service as of December 31, 2017.

During 2017 and 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

	December 31,
	2017	2016
Income tax provision (benefit) at statutory rate	$(196,000)	$(182,000)
Change in valuation allowance	196,000	182,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$2,522,000	$3,884,000
Accrued officer compensation	34,800	-
Stock for services	170,000	-
Valuation allowance	(2,726,800)	(3,884,000)
Deferred tax asset, net	$-	$-

As of December 31, 2017 and 2016, the Company has taxable net loss carryovers of approximately $12.1 million and $11.4 million, respectively. The change in the valuation allowance for the years ended December 31, 2017 and 2016 was ($1,331,435) and $182,000, respectively. The Company reduced its valuation allowance by approximately $1,485,000 during 2017 due to the change in tax rates to 21%. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. Net operating losses will expire through 2037.

Note 9. Subsequent Events

The Company has evaluated events from December 31, 2017, through the date whereupon the financial statements were issued and has determined that the items below need to be disclosed.

In January 2018, the Company issued an aggregate of 17,987,500 shares of common stock to various persons, including 17,700,000 shares for services rendered and the remaining 287,500 shares for cash consideration. Included in the stock issuance were 750,000 shares and 1,600,000 shares issued to Robert Denser and Nate Knight, respectively, who are executive officers and/or directors of the Company and 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO.

On April 16, 2018, the Company by board resolution approved an executive compensation stock bonus package for Mr. Beplate such that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurs by December 31, 2019, Mr. Beplate shall receive an amount equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. It is intended that the board approved stock bonus package will be in lieu of the 5% stock bonus that Mr. Beplate is already entitled to in the event of a sale of the Company’s assets or change in control or merger transaction per his employment agreement.

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

(2) New Independent Accountants

On March 29, 2018 (the “Resignation Date”) Pritchett, Siler and Hardy P.C. (“PSH”) resigned as the independent registered public accounting firm for United Health Products, Inc. (the “Company”) due to the sale of certain of PSH’s assets. On March 29, 2018, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by our board of directors.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2017, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In performing its assessment of the effectiveness of the Company's internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO - 2013'').

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

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Douglas K. Beplate	62	Chief Executive, Chief Operating Officer and Chairman of the Board
Nate Knight	67	Chief Financial Officer, Secretary, Treasurer and Director
Robert Denser	47	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Douglas K. Beplate, Chief Executive Officer of the Company since November 2014 and Chief Operating Officer of the Company since November 2013. Mr. Beplate became a director and Chairman of the Board of the Company in 2015. Mr. Beplate has been working on the development and marketing of the Hemostyp gauze since 2010. Mr. Beplate's present responsibilities include daily operations and oversight of sales, marketing, product development and intellectual property. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

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

Board Leadership Structure

In accordance with the Company's By-Laws, the Chairman of the Board presides at all meetings of the Board. Mr. Beplate currently holds both the position of Chairman of the Board and Chief Executive Officer. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Mr. Beplate made delinquent filings of one or more Form 4’s in 2017.

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

Advisory Board

The Company has formed an Advisory Board consisting of the following persons:

Gerard Abate, MD Former Executive Director, Medical Affairs for Fortune 500 company Quest Diagnostics, where he directed 80+ Medical Affairs group that includes 8 clinical franchise medical directors, (oncology, genetics, women’s health, cardiovascular-metabolism, neurology, infectious disease/inflammation), HEOR team, publications group, MSLs, genetic counselors and project management.

Joseph M. Chalil, MD, MBA, FACHE, Chairman of the Global Clinical Trial Network of American Association of Physicians of Indian Origin (AAPI), the second largest physician organization in the US second only to AMA. He serves on the Healthcare Advisory Board and currently an Adjunct Professor at Nova Southeastern University. Dr. Chalil has over 15 years of Pharmaceutical and Biotechnology management experience. Formerly, a Physician Executive at Boehringer Ingelheim and a veteran of the U.S. Navy Medical Corps, Dr. Chalil is also board certified in healthcare management, and has been awarded Fellowship by the American College of Healthcare Executives.

Michael Erik Jessen MD Professor and Chairman, and Frank M. Ryburn, Jr. Distinguished Chair in Cardiothoracic Surgery and Transplantation, Department of Cardiovascular and Thoracic Surgery, University of Texas Southwestern Medical Center.

Richard Massoth, DDS, MSD received his specialty training in Endodontics and his Master of Science in Dentistry from Boston University in 1982. He has been an Adjunct Professor at the UCLA School of Dentistry and has been in clinical practice for 36 years. Dr. Massoth has been a published author and a symposium speaker on “Endodontic Microsurgery” and “The Use of Cone Beam CT Scans in Endodontic Diagnosis.”

David W. Ramey DVM Thirty-four years of clinical experience as a full-time veterinarian, specializing in the care of performance and pleasure horses: thirteen books, five book chapters, and over seventy papers published in professional journals. Frequent speaker on various veterinary topics at universities, conventions, and continuing education seminars around the United States, as well as Canada, Australia, and the UK.

Zachariah P. Zachariah, MD Medical Director, UHealth Cardiology Fort Lauderdale. Clinical Faculty, Department of Cardiology, University of Miami. Board member Florida Board of Governors. Member Board of Trustees, Chairman, Technology Transfer Committee Member- Executive Committee. Member, Academic Affairs & Strategic Planning Committee, Nova Southeastern University.

As the company continues to pursue its application to have HemoStyp approved for clinical use in the United States and South Korea, it looks forward to calling upon these experts in the fields of medicine, veterinary medicine and dental medicine to pursue various opportunities in these different markets.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2017 and 2016 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2017; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2017 with compensation during fiscal year ended 2017 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2017.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate	2017	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000
Chief Executive Officer	2016	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000

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

18

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

Employment Agreement – Douglas Beplate

In January 2015, the Company entered into an employment agreement with Douglas Beplate with a monthly salary of $8,333, which was later increased to $15,000. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. No stock bonus related to gross sales was accrued for 2016 or 2017 as such stock bonuses were immaterial and were waived by Mr. Beplate. Upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis.

On April 16, 2018, the Company by board resolution approved an executive compensation stock bonus package for Mr. Beplate such that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurs by December 31, 2019, Mr. Beplate shall receive an amount equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. It is intended that the board approved stock bonus package will be in lieu of the 5% stock bonus that Mr. Beplate is already entitled to in the event of a sale of the Company’s assets or change in control or merger transaction per his employment agreement.

Employment Agreements of Other Executive Officers and the Spouse of our CEO

In November 2014, the Company entered into employment agreement with Nate Knight, our Chief Financial Officer. His employment agreement is terminable by the Company "at will." Mr. Knight receives cash compensation of $4,000 per month, which has been increased to $5,000 per month. Mr. Knight received 500,000 shares as a signing bonus pursuant to his employment agreement and a stock bonus of 1,600,000 common shares in January 2018.

The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she receives as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000, which has been increased to $5,000 per month. She also received a January 2018 stock bonus of 500,000 common shares.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

As of the filing date of this form 10-K, the Company has no outstanding Common Stock Options and none were issued in the year ended December 31, 2017 or 2016 to executive officers or directors of the Company.

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

During fiscal 2017, the Company did not grant any of its directors cash, securities or other remuneration for serving on the Board.

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

Stock Issuance

In January 2018, the Company issued an aggregate of 17,987,500 shares of common stock to various persons, including 17,700,000 shares for services rendered and the remaining 287,500 shares for cash consideration. Included in the stock issuance were 750,000 shares and 1,600,000 shares issued to Robert Denser and Nate Knight, respectively, who are executive officers and/or directors of the Company and 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 15, 2018, the Company had outstanding 182,932,164 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage
Nate Knight	2,100,000	1.1%
Douglas K. Beplate (2)	4,590,253	2.5%
Robert Denser	1,350,000	*
All directors and officers as a group (four persons)	8,040,253	4.4%

_________________

*	Represents less than 1%

20

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

(2)	Excludes 500,000 shares owned by his spouse. Also excludes a 15% post stock issuance bonus to be issued to Mr. Beplate on or before December 31, 2019. See Item 11.

Securities Authorized for Issuance under Equity Compensation Plans.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract. No options have been granted under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017 and 2016, notes payable to related parties totaled $268,328 and $178,328, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the years ended December 31, 2017 and 2016, Mr. Beplate provided loans to the Company of $90,000 and $66,138. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

As of December 31, 2017, Doug Beplate is owed $86,500 for unpaid compensation per his employment agreement.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pritchett Siler & Hardy PC are our former independent registered accountants and the following table sets forth the fees billed by then for fiscal 2017 and 2016 for the categories of services indicated.

	Year Ended December 31,
	2017	2016

Audit fees	$20,500	$7,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

_____________

(1)	Other fees include quarterly reviews.

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

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Employment Agreement – Nate Knight (4)

10.2	January 2015 Employment Agreement with Douglas Beplate (6)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_______________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Left blank intentionally.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

 Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: April 17, 2018	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer and	April 17, 2018
	Douglas Beplate	Chairman of the Board

By:	/s/ Nate Knight	Principal Financial Officer and Director	April 17, 2018
Nate Knight

By:	/s/ Robert Denser	Director	April 17, 2018
Robert Denser

Douglas Beplate, Nate Knight and Robert Denser represent all the current members of the Board of Directors.

