Form 10-Q
period 2018-03-31
United Health Products, Inc.
filed 2018-05-21
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-27781

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

The number of shares issued of the Registrant's Common Stock, as of May 18, 2018 was 183,994,628 with 169,994,628 considered outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$159,666	$189,942
Accounts Receivable	451,810	447,970
Inventory	157,538	163,534
Prepaid and other current assets	12,114	12,114
Total current assets	781,128	813,560

TOTAL ASSETS	$781,128	$813,560

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$298,162	$325,654
Liability for unissued shares	298,843	211,843
Accrued liabilities - related parties	86,500	86,500
Notes payable – related parties	198,328	268,328
Other notes payable	-	182,500
Total current liabilities	881,833	1,074,825
Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 183,172,888 and 164,969,663 Shares Issued at March 31, 2018 and December 31, 2017, respectively and 169,022,888 and 164,969,663 Shares Outstanding at March 31, 2018 and December 31, 2017, respectively	183,173	164,969
Additional Paid-In Capital	17,437,013	13,304,617
Accumulated Deficit	(17,720,891)	(13,730,851)
Total Stockholders' Deficiency	(100,705)	(261,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$781,128	$813,560

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$29,928	$227,129

Cost of goods sold	8,877	15,382

Gross profit	21,051	211,747

Operating Costs and Expenses
Selling, general and administrative expenses	378,591	149,754
Total Operating Expenses	378,591	149,754

Income/(Loss) from Operations	(357,540)	61,993

Other expenses
Interest Expense	-	(10,000)
Loss on settlement of debt	(3,632,500)	-

Total other expenses	(3,632,500)	(10,000)

Net Income/(Loss)	$(3,990,040)	$51,993

Net Loss per common share:
Basic and diluted	$(0.02)	$0.00

Weighted average number of shares outstanding	168,143,298	153,780,156

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net Income (Loss)	$(3,990,040)	$51,993
Adjustments to Reconcile Net income (loss) to Net Cash Used In Operating Activities:
Stock based compensation	54,500	-
Loss on settlement of debt	3,632,500
Changes in assets and liabilities:
Accounts Receivable	(3,840)	(128,587)
Inventory	5,997	(71)
Accounts Payable and Accrued Expenses	(17,493)	(16,487)
Net Cash Used In Operating Activities	(318,376)	(93,152)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party	-	4,000
Repayments to related party	(70,000)	-
Proceeds from notes payable	-	75,000
Repayment on notes payable	(10,000)	-
Proceeds from sale of common stock	368,100	-
Cash flow provided by financing activities	288,100	79,000
Increase (Decrease) in Cash and Cash Equivalents	(30,276)	(14,152)
Cash and Cash Equivalents – Beginning of period	189,942	29,367

CASH AND CASH EQUIVALENTS – END OF PERIOD	$159,666	$15,215

Supplemental cash flow information:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Shares issued for debt and accrued interest	$182,500	$-
Shares issued related to liability for unissued shares	$5,000	$-
Shares issued and held in escrow	$14,150	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

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

These interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes for the period ended December 31, 2017 filed with the Securities and Exchange Commission on Form 10-K filed on April 17, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and has a negative working capital deficit. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Trade Accounts Receivable and Concentration Risk

There was no provision for doubtful accounts recorded at March 31, 2018 and December 31, 2017. The Company recorded $0 and $20,226 in bad debt expenses for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.

For the three months ended March 31, 2018, one customer made up 99.9% of the Company’s outstanding accounts receivable balance. For the three months ended March 31, 2018, two customers accounted for 61.1% and 29.0% of the Company’s net revenue, respectively.

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

	March 31, 2018	December 31, 2017
Raw materials	$34,270	$34,270
Finished goods	123,268	129,264
	$157,538	$163,534

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

The Company issued 14,150,000 shares of common stock and placed them in escrow during the period. The shares are to be issued to various individuals upon change of control of the Company. The Company is unable to estimate when a change of control may occur and has not recorded any expenses related to these shares. The shares were valued at their fair market value of $1.09 per share and have a total value of $15,423,500.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the shares of common stock held in escrow. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three month period ended March 31, 2018 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive. The Company did not have any potential common shares as of December 31, 2017.

The total potential common shares as of March 31, 2018 and December 31, 2017 include 14,150,000 and 0, respectively, of common stock held in escrow until a change of control in the Company occurs.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

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

Note 3. Related Party Transactions

As of March 31, 2018 and December 31, 2017, notes payable to related parties totaled $198,328 and $268,328, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the three months ended March 31, 2018 the Company repaid $70,000 of the outstanding notes payable. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

In January 2015, the Company entered into an employment agreement with Douglas Beplate with a monthly salary of $8,333, which was later increased to $15,000. Mr. Beplate will also receive upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate will be rewarded with a number of shares of restricted common stock of the Company which equals 5% of the then outstanding shares of the Company's common stock on a fully diluted basis.

During the year ended December 31, 2017, he received $93,500 of compensation and the remaining balance of $86,500 was recorded as accrued liabilities – related party on the balance sheet. As of March 31, 2018, $86,500 remains owed to Mr. Beplate.

During the three months ended March 31, 2018 the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company and 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO. These shares have a fair market value of $2,289,000 and were placed in escrow and will be released when a change of control occurs. Management is unable to determine when a change of control will occur and $0 has been expensed as of March 31, 2018.

Note 4. Issuances of Securities

During the three months ended March 31, 2018, the Company issued an aggregate of 18,203,225 shares of common stock. The Company issued 50,000 shares of common stock valued at fair market value of $1.09 for services, 440,725 shares of common stock were sold for total proceeds of $276,100, $92,000 of proceeds were received for 133,333 shares of common stock not yet issued and recorded as liability for unissued shares, 62,500 shares of common stock were issued related to $5,000 of previously recorded liability for unissued shares and 14,150,000 shares of common stock with a fair market value of $15,423,500 were issued and placed in escrow. The shares will be released from escrow upon the change of control of the Company. Management is unable to determine when a change of control will occur and $0 has been expensed as of March 31, 2018. The Company also issued 3,500,000 shares of common stock to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,632,500.

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

Note 6. Other Notes Payable

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. During the three month period ended March 31, 2018, the Company issued 2,500,000 shares of common stock to settle the outstanding balance of $150,000 and accrued interest of $10,000. The balance was $0 and $150,000 as of March 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrues at the rate of 20% per annum and is currently in default. The Company paid $42,500 during 2017. During the three months ended March 31, 2018, the Company paid $10,000 and issued 1,000,000 shares of common stock to settle the remaining balance of $22,000. The balance was $0 and $32,500 as of March 31, 2018 and December 31, 2017, respectively.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Balance, beginning	$211,843	$145,543
Reclass of previous shares purchased and recorded in equity	-	66,300
Shares purchased by investors but unissued	92,000	-
Issuance of shares in satisfaction of liability	(5,000)	-
Balance, ending	$298,843	$211,843

The total number of shares granted but unissued were 2,554,639 and 2,483,806, as of March 31, 2018 and December 31, 2017, respectively.

Note 7. Subsequent Events

The Company has evaluated events from March 31, 2018, through the date whereupon the financial statements were issued and has determined that the items below need to be disclosed.

The Company issued 21,740 shares of common stock for proceeds of $15,000 and issued 800,000 shares of common stock to various individuals for services related to the medical advisory board.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with SEC on April 17, 2018.

OVERVIEW

The Company develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product HemoStyp, is derived from regenerated oxidized cellulose, which is all natural, and designed to absorb exudate/drainage from superficial wounds and helps control bleeding. The Company is focused on identifying new markets and applications for its product as well as ramping up sales in its current markets. The Company has received orders from the veterinary, dental and medical markets and is pursuing multiple markets for HemoStyp, including the medical, sports, dental, military and veterinary sectors, each of which represents a multi-million dollar market.

Recent Developments

The following developments in the Company’s business have occurred since the beginning of 2018:

•

In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (“PMA”) for HemoStyp under the FDA’s new and innovative CtQ Pilot-Program as a Class III application for internal surgical procedures.

•

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

11

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

Results of Operations

Three Months ended March 31, 2018 versus Three Months ended March 31, 2017

During the first quarter of 2018 and 2017, the Company had $29,928 and $227,129 of revenues, respectively. Revenues decreased compared to the prior year due to the Company shipping large orders of product to its customers during the 4th quarter of 2017 and those customers not needing as much product during the current period. Total operating expenses for the first quarter of 2018 and 2017 were $378,591 and $149,754, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees. The Company issued 50,000 shares of common stock for services valued at $54,500 during the first quarter of 2018 compared to $0 during the first quarter of 2017. The Company has also hired additional consultants as the Company’s operations have begun to increase.

Our net loss for the quarter ended March 31, 2018 was $3,990,040 as compared to our net income of $51,993 for the comparable period of the prior year. The increase in the net loss is due to the shares issued for services of $54,500 as mentioned above along with the issuance of 3,500,000 shares of common stock to settle $172,500 of outstanding notes payable and $10,000 of accrued interest. The Company recorded a $3,632,500 loss on settlement of debt related to this transaction. The Company did not have either of these transactions during the first quarter of 2017.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, the Company had a negative working capital of $100,705 and stockholders' deficiency of $100,705. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2017 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at March 31, 2018 and December 31, 2017 was $159,666 and $189,942, respectively.

Net cash used in operating activities for the three months ended March 31, 2018 was $318,376. The Company had net loss of $3,990,040 offset by stock issued for services of $54,500 and loss on settlement of debt of $3,632,500. The Company also had an increase in accounts receivable of $3,840, a decrease in inventory of $5,997 and an increase in accounts payable and accrued expenses of $17,493. Net cash provided by financing activities was $288,100. This was due to the Company receiving $368,100 in proceeds from the sale of stock and repaying $70,000 in related party advances and $10,000 in notes payable.

Net cash used in operating activities for the three months ended March 31, 2017 was $93,152. For the first quarter of 2017, the Company had a net loss of $51,993 and an increase in accounts receivable of $128,587 and a decrease of payables and accrued expenses of $16,4875. Net cash provided from financing activities for the three months ended March 31, 2017 was $79,000. This was the result of receiving $4,000 from related parties and $75,000 from notes payable during the period.

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements.

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

As of March 31, 2018, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2018, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in the notes to Condensed Financial Statements, there are no legal proceedings pending or threatened against us. We are unaware of any governmental authority initiating a proceeding against us.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2018 through March 31, 2018, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2018	Common Stock	18,203,225	$368,100 in cash, $54,500 in services rendered, $15,423,500 placed in escrow and $182,500 of notes payable and accrued interest; no commissions paid	Rule 506; Section 4(2)	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

4(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Employment Agreement – Nate Knight (4)

10.2	Employment Agreement with Douglas Beplate (6)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_______________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2018.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

