Form 10-Q
period 2018-06-30
United Health Products, Inc.
filed 2018-08-20
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares issued of the Registrant's Common Stock, as of August 2, 2018 was 184,823,138 with 170,823,138 considered outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$329,254	$189,942
Accounts Receivable	453,611	447,970
Inventory	157,318	163,534
Prepaid and other current assets	-	12,114
Total current assets	940,183	813,560

TOTAL ASSETS	$940,183	$813,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$273,162	$325,654
Liability for unissued shares	211,843	211,843
Accrued liabilities - related parties	86,500	86,500
Notes payable – related parties	189,828	268,328
Other notes payable	-	182,500
Total current liabilities	761,333	1,074,825

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 184,808,644 and 164,969,663 Shares Issued at June 30, 2018 and December 31, 2017, respectively and 170,658,644 and 164,969,663 Shares Outstanding at June 30, 2018 and December 31, 2017, respectively	184,809	164,969
Additional Paid-In Capital	18,629,478	13,304,617
Accumulated Deficit	(18,635,437)	(13,730,851)
Total Stockholders' Equity (Deficit)	178,850	(261,265)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$940,183	$813,560

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$1,851	$41,816	$31,778	$268,945

Cost of goods sold	1,791	21,293	10,667	36,675

Gross profit	60	20,523	21,111	232,270

Operating Costs and Expenses
Selling, general and administrative expenses	918,491	129,291	1,297,083	279,047

Total Operating Expenses	918,491	129,291	1,297,083	279,047

Loss from Operations	(918,431)	(108,768)	(1,275,972)	(46,777)

Other Income (Expenses)
Interest Expense	-	(11,000)	-	(16,000)
Other Income	3,886	-	3,886	-
Loss on debt settlement	-	-	(3,632,500)	-

Total other income (expenses)	3,886	(11,000)	(3,628,614)	(16,000)

Net Loss	$(914,545)	$(119,768)	$(4,904,586)	(62,777)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	(0.00)

Weighted average number of shares outstanding	169,787,931	153,780,156	168,984,736	153,780,156

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(4,904,586)	$(62,777)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Stock based compensation	674,500	-
Loss on debt settlement	3,632,500
Changes in assets and liabilities:
Accounts receivable	(5,641)	(61,919)
Inventory	6,216	(27,557)
Prepaid and other current assets	12,114	6,865
Accounts payable and accrued expenses	(42,492)	-
Net Cash Used In Operating Activities	(627,389)	(145,388)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	-	56,750
Repayment to related party	(78,500)	-
Proceeds from notes payable	-	110,000
Repayments of notes payable	(10,000)	(47,500)
Proceeds from sale of common stock	855,201	-
Cash flow provided by financing activities	766,701	119,250

Increase (Decrease) in Cash and Cash Equivalents	139,312	(26,138)
Cash and Cash Equivalents - Beginning of period	189,942	29,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$329,254	$3,229

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash Investing & Financing Activities:
Shares issued for debt and accrued interest	$182,500	$-
Shares issued and held in escrow	$14,150	$-
Reclass to liability for unissued shares	$92,000	$-

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Trade Accounts Receivable and Concentration Risk

There was no provision for doubtful accounts recorded at June 30, 2018 and December 31, 2017. The Company recorded $0 and $20,226 in bad debt expenses for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.

For the six months ended June 30, 2018, one customer made up approximately 99% of the Company’s outstanding accounts receivable balance. For the six months ended June 30, 2018, two customers accounted for 62% and 24% of the Company’s net revenue, respectively.

For the year ended December 31, 2017, one customer made up 99% of the Company’s outstanding accounts receivable balance. For the year ended December 31, 2017 one customer accounted for 93% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	June 30, 2018	December 31, 2017
Raw materials	$34,270	$34,270
Finished goods	123,048	129,264
	$157,318	$163,534

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

In January 2018, the Company issued 14,150,000 shares of common stock and placed them in escrow during the period. The shares are to be issued to various individuals upon change of control of the Company. The Company is unable to estimate when a change of control may occur and has not recorded any expenses related to these shares. The shares were valued at their fair market value of $1.09 per share and have a total value of $15,423,500.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the shares of common stock held in escrow. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three and six month periods ended June 30, 2018 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive. The Company did not have any potential common shares as of December 31, 2017.

The total potential common shares as of June 30, 2018 and December 31, 2017 include 14,150,000 and 0, respectively, of common stock held in escrow until a change of control in the Company occurs.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its HemoStyp product by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company evaluated the impact on the financial statements and there would have been no impact on the financial statements as a result of adopting ASC 606 for the six months ending June 30, 2018 or June 30, 2017.

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

Note 3. Related Party Transactions

As of June 30, 2018 and December 31, 2017, notes payable to related parties totaled $189,828 and $268,328, respectively. These amounts are owed to Douglas Beplate, our Chief Executive Officer. During the six months ended June 30, 2018 the Company repaid $78,500 of the outstanding notes payable. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

During the year ended December 31, 2017, he received $93,500 of compensation and the remaining balance of $86,500 was recorded as accrued liabilities – related party on the balance sheet. As of June 30, 2018, $86,500 remains owed to Mr. Beplate.

During the six months ended June 30, 2018, the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO and 5,000,000 shares to our Chief Operating Officer. These shares have a fair market value of $2,289,000 and were placed in escrow and will be released when a change of control occurs. Management is unable to determine when a change of control will occur and $0 has been expensed as of June 30, 2018.

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

Note 4. Issuances of Securities

During the six months ended June 30, 2018, the Company issued an aggregate of 19,838,931 shares of common stock. The Company issued 850,000 shares of common stock with a total fair market value of $674,500 for services, 1,276,481 shares of common stock were sold for total proceeds of $850,200, $5,000 of proceeds were received for 7,246 shares of common stock not yet issued and recorded as liability for unissued shares, 62,500 shares of common stock were issued related to $5,000 of previously recorded liability for unissued shares and 14,150,000 shares of common stock with a fair market value of $15,423,500 were issued and placed in escrow. The shares will be released from escrow upon the change of control of the Company. Management is unable to determine when a change of control will occur and $0 has been expensed as of June 30, 2018. The Company also issued 3,500,000 shares of common stock to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,632,500.

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

Note 6. Other Notes Payable

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. During the six month period ended June 30, 2018, the Company issued 2,500,000 shares of common stock to settle the outstanding balance of $150,000 and accrued interest of $10,000. The balance was $0 and $150,000 as of June 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrues at the rate of 20% per annum and is currently in default. The Company paid $42,500 during 2017. During the six months ended June 30, 2018, the Company paid $10,000 and issued 1,000,000 shares of common stock to settle the remaining balance of $22,000. The balance was $0 and $32,500 as of June 30, 2018 and December 31, 2017, respectively.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Balance, beginning	$211,843	$145,543
Reclass of previous shares purchased and recorded in equity	-	66,300
Shares purchased by investors but unissued	5,000	-
Issuance of shares in satisfaction of liability	(5,000)	-
Balance, ending	$211,843	$211,843

The total number of shares granted but unissued were 2,428,552 and 2,483,806, as of June 30, 2018 and December 31, 2017, respectively.

Note 7. Subsequent Events

The Company has evaluated events from June 30, 2018, through the date whereupon the financial statements were issued and has determined that the items below need to be disclosed.

 On July 3, 2018, the Company sold 14,493 shares of common stock for proceeds of $10,000.

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

•	On August 8, 2018, the Company announced that its protocol submission for human testing has been reviewed by the Food and Drug Administration (FDA). This FDA review has been provided to the Institutional Review Board (IRB) for protocol and hospital site approval. United Health Products expects the human trial study to commence mid-August. The IRB is a committee that is independent of the FDA, and that is formally designated to approve, monitor, and review biomedical and behavioral research involving humans. The purpose of the IRB is to assure that appropriate steps are taken to protect the rights and welfare of humans participating as subjects in a research study. The Company’s human trial protocol calls for the application of HemoStyp in abdominal, cardiovascular thoracic and vascular surgical procedures to control bleeding sites. Prior to finalizing its human trial protocol, we submitted a Q-Sub –a request for FDA review—to the FDA, in conjunction with its previously filed Class III PMA submission application.

The HemoStyp human trial is a prospective, non-inferiority, multi-center, randomized, open-label trial to observe HemoStyp in the management of bleeding during surgery; and, to assess the efficacy and safety of HemoStyp as an adjunct for management of secondary hemostasis in an operative setting. We independently developed protocol has established endpoints for bleeding control and stopping. The trial will operate under the Non-Significant Risk (NSR) category of Investigational Device Exemption (IDE). NSR devices do not pose a significant risk to the human subjects. Submissions for NSR device investigations are made directly to the IRB of each participating institution.

We expect that this human trial will be the last step to clear in obtaining FDA PMA Class III approval for HemoStyp. We have recruited a team of leading surgeons to conduct the study, and our lead investigator has successfully conducted over 20 FDA trials as Primary Investigator. We aim to complete the final regulatory stage and prepare for entry into the $ 2.9 billion domestic hemostasis surgical market.

Results of Operations

Three Months ended June 30, 2018 versus Three Months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, the Company had $1,851 and $41,816 of revenues, respectively. The decrease in revenues is due to the Company shipping large orders of product to its customers during the 4th quarter of 2017 and those customers not needing as much product during the current period. Total operating expenses for the three months ended June 30, 2017 and 2016 were $918,481 and $129,291, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees. The Company issued 800,000 shares of common stock valued at $620,000 to various medical advisors during the three months ended June 30, 2018.

Our net loss for the three months ended June 30, 2018 and 2017 was $914,545 and $119,768, respectively. The increase in the net loss is due to the shares issued for services of $620,000 as mentioned above. The Company did not have this transaction during the three months ended June 30, 2017.

Six Months ended June 30, 2018 versus Six Months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, the Company had $31,778 and $268,945 of revenues, respectively. The decrease in revenues is due to the Company shipping large orders of product to its customers during the 4th quarter of 2017 and those customers not needing as much product during the current period. Total operating expenses for the six months ended June 30, 2018 and 2017 were $1,297,083 and $279,047, respectively. The increase in operating expenses is due primarily to the Company issuing 850,000 shares of common stock valued at $674,500 to various medical advisors during the period.

Our net loss for the six months ended June 30, 2018 was $4,904,586 as compared to a net loss of $62,777 for the comparable period of the prior year. The increase in the net loss is due to the shares issued for services of $674,500 as mentioned above along with the issuance of 3,500,000 shares of common stock to settle $172,500 of outstanding notes payable and $10,000 of accrued interest. The Company recorded a $3,632,500 loss on settlement of debt related to this transaction. The Company did not have either of these transactions in the prior year.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, the Company had working capital of $178,850 and stockholders' equity of $178,850. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2018 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at June 30, 2018 and December 31, 2017 was $329,254 and $189,942, respectively.

Net cash used in operating activities for the six months ended June 30, 2018 was $627,389. The Company had net loss of $4,904,586 offset by stock issued for services of $674,500 and loss on settlement of debt of $3,632,500. The Company also had an increase in accounts receivable of $5,641, a decrease in inventory of $6,216, a decrease in prepaids and other current assets of $12,114 and a decrease in accounts payable and accrued expenses of $42,492. Net cash provided by financing activities was $766,701. This was due to the Company receiving $855,201 in proceeds from the sale of stock and repaying $78,500 in related party advances and $10,000 in notes payable.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet arrangements.

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

As of June 30, 2018, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2018, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2018, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2018 through June 30, 2018, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2018	Common Stock	18,203,225 shares	$368,100 in cash, $54,500 in services rendered, $15,423,500 placed in escrow and $182,500 of notes payable and accrued interest; no commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2018	Common Stock	835,756 shares	$574,100 No commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2018	Common Stock	800,000 shares	Services rendered; No commissions paid	Rule 506; Section 4(2)	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

4(a) Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company, dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Employment Agreement – Nate Knight (4)

10.2	Employment Agreement with Douglas Beplate (6)

10.3	Employment Agreement – Louis Schiliro*

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

_______________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2018.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

