Form 10-Q
period 2018-09-30
United Health Products, Inc.
filed 2018-11-19
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the 12 preceding months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares issued of the Registrant's Common Stock, as of November 7, 2018 was 184,823,138 with 170,673,138 considered outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$130,888	$189,942
Accounts Receivable, net of allowance for doubtful accounts	356,399	447,970
Inventory	160,833	163,534
Prepaid and other current assets	-	12,114
Total current assets	648,120	813,560

TOTAL ASSETS	$648,120	$813,560

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$273,891	$325,654
Liability for unissued shares	326,843	211,843
Accrued liabilities - related parties	86,500	86,500
Notes payable – related parties	169,828	268,328
Other notes payable	-	182,500
Total current liabilities	857,062	1,074,825

Commitments and Contingencies

Stockholders' Deficit
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 184,823,138 and 164,969,663 Shares Issued at September 30, 2018 and December 31, 2017, respectively and 170,673,138 and 164,969,663 Shares Outstanding at September 30, 2018 and December 31, 2017, respectively	184,823	164,969
Additional Paid-In Capital	18,639,463	13,304,617
Accumulated Deficit	(19,033,228)	(13,730,851)
Total Stockholders' Deficit	(208,942)	(261,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$648,120	$813,560

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$9,048	$67,598	$40,826	$336,543

Cost of goods sold	3,480	21,290	14,147	57,965

Gross profit	5,568	46,308	26,679	278,578

Operating Costs and Expenses
Selling, general and administrative expenses	403,359	181,816	1,700,442	460,863

Total Operating Expenses	403,359	181,816	1,700,442	460,863

Loss from Operations	(397,791)	(135,508)	(1,673,763)	(182,285)

Other Income (Expenses)
Interest Expense	-	(5,000)	-	(21,000)
Other Income	-	-	3,886	-
Loss on debt settlement	-	-	(3,632,500)	-

Total other income (expenses)	-	(5,000)	(3,628,614)	(21,000)

Net Loss	$(397,791)	$(140,508)	$(5,302,377)	$(203,285)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding	170,672,664	154,400,679	169,553,562	153,989,270

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(5,302,377)	$(203,285)
Adjustments to Reconcile Net loss to Net Cash Used In Operating Activities:
Stock based compensation	674,500	-
Loss on debt settlement	3,632,500	-
Bad debt expense	100,000	-
Expenses paid by officer	30,000	-
Changes in assets and liabilities:
Accounts receivable	(8,429)	(59,982)
Inventory	2,701	(17,895)
Prepaid and other current assets	12,114	-
Accounts payable and accrued expenses	(41,763)	(14,382)
Net Cash Used In Operating Activities	(900,754)	(295,544)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	15,000	83,750
Repayment to related party	(143,500)	-
Proceeds from notes payable	-	140,000
Repayments of notes payable	(10,000)	(87,500)
Proceeds from sale of common stock	980,200	190,250
Cash flow provided by financing activities	841,700	326,250

Increase (Decrease) in Cash and Cash Equivalents	(59,054)	30,956
Cash and Cash Equivalents - Beginning of period	189,942	29,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$130,888	$60,323

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash Investing & Financing Activities:
Shares issued for debt and accrued interest	$182,500	$-
Shares issued and held in escrow	$14,150	$-
Reclass to liability for unissued shares	$10,000	$-

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

Trade Accounts Receivable and Concentration Risk

There was $100,000 and $0 of provision for doubtful accounts recorded at September 30, 2018 and December 31, 2017, respectively. The Company recorded $100,000 and $20,226 in bad debt expenses for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

For the nine months ended September 30, 2018, one customer made up approximately 99% of the Company’s outstanding accounts receivable balance. For the nine months ended September 30, 2018, three customers accounted for 48%, 29% and 12% of the Company’s net revenue, respectively.

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

	September 30, 2018	December 31, 2017
Raw materials	$34,270	$34,270
Finished goods	126,563	129,264
	$160,833	$163,534

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the shares of common stock held in escrow. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three and nine month periods ended September 30, 2018 and 2017 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive. The Company did not have any potential common shares as of September 30, 2018 and 2017.

The total potential common shares as of September 30, 2018 and December 31, 2017 include 14,150,000 and 0, respectively, of common stock held in escrow until a change of control in the Company occurs.

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

The Company evaluated the impact on the financial statements and there would have been no impact on the financial statements as a result of adopting ASC 606 for the three and nine months ending September 30, 2017.

Leases

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

Note 3. Related Party Transactions

As of September 30, 2018 and December 31, 2017, notes payable to related parties totaled $169,828 and $268,328, respectively. These amounts are owed to Douglas Beplate, our Chief Executive Officer. During the nine months ended September 30, 2018 the Company repaid a net amount of $128,500 of the outstanding notes payable and he gave a personal vehicle to a scientific advisor of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Per his employment agreement, he receives a monthly salary of $15,000 per month. During the year ended December 31, 2017, he received $93,500 of compensation and the remaining balance of $86,500 was recorded as accrued liabilities – related party on the balance sheet. He received $135,000 in compensation during the period ended September 30, 3018 and as of September 30, 2018, $86,500 remains owed to Mr. Beplate.

During the nine months ended September 30, 2018, the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO and 5,000,000 shares to our Chief Operating Officer. These shares have a fair market value of $2,289,000 and were placed in escrow and will be released when a change of control occurs. Management is unable to determine when a change of control will occur and $0 has been expensed as of September 30, 2018.

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

Note 4. Issuances of Securities

During the nine months ended September 30, 2018, the Company issued an aggregate of 19,853,475 shares of common stock. The Company issued 850,000 shares of common stock with a total fair market value of $674,500 for services, 1,283,728 shares of common stock were sold for total proceeds of $980,200, $125,000 of the proceeds received were for 181,159 shares of common stock not yet issued and recorded as liability for unissued shares, 69,747 shares of common stock were issued related to $10,000 of previously recorded liability for unissued shares during 2017 and 14,150,000 shares of common stock with a fair market value of $15,423,500 were issued to officers and various consultants for services to be provided related to a change of control of the Company and placed in escrow. The shares will be released from escrow upon the change of control of the Company. Management is unable to determine when a change of control will occur and $0 has been expensed as of September 30, 2018. The Company also issued 3,500,000 shares of common stock to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,632,500.

Note 5. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as follow:

During 2017, a Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit.

Note 6. Other Notes Payable

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note is due on demand and interest accrues at the rate of 10% per annum. During the nine month period ended September 30, 2018, the Company issued 2,500,000 shares of common stock to settle the outstanding balance of $150,000 and accrued interest of $10,000. The balance was $0 and $150,000 as of September 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrued at the rate of 20% per annum. The Company paid $42,500 during 2017. During the nine months ended September 30, 2018, the Company paid $10,000 and issued 1,000,000 shares of common stock to settle the remaining balance of $22,000. The balance was $0 and $32,500 as of September 30, 2018 and December 31, 2017, respectively.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Balance, beginning	$211,843	$145,543
Reclass of previous shares purchased and recorded in equity	-	66,300
Shares purchased by investors but unissued	125,000	-
Issuance of shares in satisfaction of liability	(10,000)	-
Balance, ending	$326,843	$211,843

The total number of shares granted but unissued were 2,595,218 and 2,483,806, as of September 30, 2018 and December 31, 2017, respectively.

Note 7. Subsequent Events

The Company has evaluated events from September 30, 2018, through the date whereupon the financial statements were issued and has determined that the following items needed to be disclosed.

On October 1, 2018, the Company filed an Answer and Statement of Counterclaim with FINRA related to Maxim Group LLC filing a Statement of Claim with FINRA alleging breach of contract and the Company’s failure to remove the restrictive legend from a stock certificate in the amount of 500,000 shares. In this filing, the Company asserted an affirmative defense of Maxim Group’s failure to serve the Company with a written demand for arbitration. The Company also asserted a second affirmative defense that Maxim Group did not have clean hands and was entitled to no relief due to Maxim Group’s breach of contract. The Company counterclaimed stated that it filed a demand for arbitration between the parties and alleged Maxim Group’s failure to perform the required services under its Financial Advisory Agreement of July 9, 2015, as amended on January 10, 2018. The Company is seeking the return of the 4,000,000 shares of common stock it previously paid to Maxim Group and damages in the amount determined at the hearing.

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

•

In January 2018, the Company’s distribution partner Quantum Health Group filed an application for class III use in general internal surgical procedures with the Ministry of Food and Drug Safety (MFDS) in South Korea. Quantum received a response requiring additional data and testing. The results of the FDA protocol testing will also be submitted to the MFDS so the process is still ongoing. The Ministry of Food and Drug Safety provides the vision of "Safe Food and Drug, Healthy People, Well-being Society" and making extensive efforts to safeguard consumers and promote the public health by ensuring the safety of all foods, drugs, cosmetics, herbal medicines, and medical devices that South Koreans have in their daily lives. The importance of risk management for food and drug safety is ever growing and the scope of management is expanding. As more and more people are seeking to maintain a healthy lifestyle, it is crucial to ensure that the food and drugs they have are safe and effective.

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

•	On August 8, 2018, the Company announced that its protocol submission for human testing has been reviewed by the Food and Drug Administration (FDA). This FDA review has been provided to the Institutional Review Board (IRB) for protocol and hospital site approval. United Health Products commenced the human trial study in October 2018. The IRB is a committee that is independent of the FDA, and that is formally designated to approve, monitor, and review biomedical and behavioral research involving humans. The purpose of the IRB is to assure that appropriate steps are taken to protect the rights and welfare of humans participating as subjects in a research study. The Company’s human trial protocol calls for the application of HemoStyp in abdominal, cardiovascular thoracic and vascular surgical procedures to control bleeding sites. Prior to finalizing its human trial protocol, we submitted a Q-Sub –a request for FDA review—to the FDA, in conjunction with its previously filed Class III PMA submission application.

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

Results of Operations

Three Months ended September 30, 2018 versus Three Months September 30, 2017

During the three month ended September 30, 2018 and 2017, the Company had $9,048 and $67,598 of revenues, respectively. The decrease in revenues is due to the Company shipping large orders of product to its customers during the 4th quarter of 2017 and those customers not needing as much product during the current period. Total operating expenses for the three months ended September 30, 2018 and 2017 were $403,359 and $181,816, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees of approximately $57,000, an increase in advertising and marketing expenses of approximately $24,200, bad debt expense of $100,000 and an increase in travel expenses of approximately $25,140.

Our net loss for the three months ended September 30, 2018 and 2017 was $397,791 and $140,508, respectively. The increase in the net loss is due to the decrease in revenues and the increase in the expenses mentioned in the preceding paragraph.

Nine Months ended September 30, 2018 versus Nine Months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, the Company had $40,826 and $336,543 of revenues, respectively. The decrease in revenues is due to the Company shipping large orders of product to its customers during the 4th quarter of 2017 and those customers not needing as much product during the current period. Total operating expenses for the nine months ended September 30, 2018 and 2017 were $1,700,442 and $460,863, respectively. The increase in operating expenses is due primarily to an increase in advertising and marketing expenses of approximately $88,700, an increase of approximately $943,000 in consulting/professional fees, which includes the Company issuing 850,000 shares of common stock valued at $674,500 to various medical advisors, $100,000 in bad debt expense and an increase of approximately $41,700 in travel expenses.

Our net loss for the nine months ended September 30, 2018 was $5,302,377 as compared to a net loss of $203,285 for the comparable period of the prior year. The increase in the net loss is due to the shares issued for services of $674,500 as mentioned above along with the issuance of 3,500,000 shares of common stock to settle $172,500 of outstanding notes payable and $10,000 of accrued interest. The Company recorded a $3,632,500 loss on settlement of debt related to this transaction. The Company did not have either of these transactions in the prior year.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, the Company had working capital deficit of $208,942 and stockholders' equity (deficit) of $(208,942). The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our December 31, 2017 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at September 30, 2018 and December 31, 2017 was $130,888 and $189,942, respectively.

Net cash used in operating activities for the nine months ended September 30, 2018 was $900,754. The Company had net loss of $5,302,377 offset by stock issued for services of $674,500, bad debt expense of $100,000, expenses paid by an officer of $30,000 and loss on settlement of debt of $3,632,500. The Company also had an increase in accounts receivable of $8,429, a decrease in inventory of $2,701, a decrease in prepaids and other current assets of $12,114 and a decrease in accounts payable and accrued expenses of $41,763. Net cash provided by financing activities was $841,700. This was due to the Company receiving $980,200 in proceeds from the sale of stock and repaying a net amount of $128,500 in related party advances and $10,000 in notes payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet arrangements.

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

As of September 30, 2018, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2018, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2018, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in the notes to Condensed Financial Statements, there are no legal proceedings pending or threatened against us. We are unaware of any governmental authority initiating a proceeding against us.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2018 through September 30, 2018, we had no sales or issuances of unregistered common stock, except as listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 2018	Common Stock	18,203,225 shares	$368,100 in cash, $54,500 in services rendered, $15,423,500 placed in escrow and $182,500 of notes payable and accrued interest; no commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2018	Common Stock	835,756 shares	$574,100 No commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2018	Common Stock	800,000 shares	Services rendered; No commissions paid	Rule 506; Section 4(2)	Not applicable

July – September 30, 2018	Common Stock	195,652	$135,000; no commissions paid	Rule 506; Section 4(2)	Not applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2018.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

