Form 10-K
period 2018-12-31
United Health Products, Inc.
filed 2019-04-01
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically on its corporate Web site, if any, every Interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10 K ☐.

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

As of June 29, 2018, the number of shares held by non-affiliates was approximately 167,000,000 shares. The approximate market value based on the last sale (i.e. $0.84 per share as of June 29, 2018, the last business day of the second quarter) of the Company's Common Stock was approximately $140,280,000.

The number of shares issued and outstanding of the Registrant's Common Stock, as of April 1, 2019 was 174,493,138, excluding restricted stock units issued to officers, directors and consultants covering 49,600,000 shares to be issued upon a change in control of the Company as described herein. See “Item 11.”

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. ("UHP" or the "Company") develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product, HemoStyp®, is derived from all natural, regenerated oxidized cellulose and designed to absorb exudate/drainage from superficial wounds and help control bleeding. The Company sells its product to the veterinarian, dental, medical, military and sports markets, each of which represents a multi-million-dollar market opportunity for the Company. We also sell products aimed at the consumer market via Walmart.com. We are currently in the process of seeking regulatory approval to sell products into the U.S. Class III surgical market.

Recent Developments

The following developments in the Company’s business have occurred since the beginning of 2018:

•	In February 2018, the Company completed and submitted to the U.S. Food and Drug Administration (“FDA”) all materials relevant for the pre-market approval (“PMA”) for HemoStyp under the FDA’s new and innovative CtQ Pilot-Program as a Class III application for internal surgical procedures. The CtQ Pilot Program was created to identify products that have a chemical makeup of demonstrated safe interaction with the body – as evidenced by years of prior product usage and studies – to be approved for Class III internal surgical use. The FDA reviewed UHP’s HemoStyp as one of the participants for the program.

•	The Company’s 2” x 4” Trauma Gauze™ product has been selected as the feature component for a new Advanced Wound Care Kit for Dick’s Sporting Goods (NYSE DKS). With today’s environment when the unexpected can happen anywhere, both in the wild and in urban areas, having an advanced trauma kit can be the difference between survival and tragedy. The Hemostyp pouches have been included under the Field and Stream label and are available in their stores nationwide since February 2018.

•	In January 2018, the Company’s distribution partner, Quantum Health Group, filed an application for Class III use in general internal surgical procedures with the Ministry of Food and Drug Safety (“MFDS”) in South Korea. The Ministry of Food and Drug Safety provides the vision of "Safe Food and Drug, Healthy People, Well-being Society" and making extensive efforts to safeguard consumers and promote the public health by ensuring the safety of all foods, drugs, cosmetics, herbal medicines, and medical devices. Quantum received a response requiring additional data and testing. The Company intends to respond to the request and complete our application following the expected FDA Class III approval.

•	In March 2018, the Company obtained Class III and CE mark approval for HemoStyp in the European Economic Area (EEA). The EEA comprises the 28 European Union members and certain other countries. Accordingly, HemoStyp was approved for use in internal surgical procedures in more than 30 countries. This approval expired in August of 2018 and a new application will be prepared in conjunction with the new CE standards for Class III following the expected FDA Class III approval. The EEA approval was granted following the provision of all required documentation to the relevant regulatory agencies. The CE marking– CE is an acronym for the French term "Conformité Européenne"– certifies that a product has met EEA health, safety, and environmental requirements, which ensure consumer safety. Manufacturers in the EEA and abroad must meet CE marking requirements where applicable to market their products in Europe. A manufacturer who has gone through the conformity assessment process may affix the CE mark to its product. With the CE marking, the product may be marketed throughout the EEA and certain other countries, with a combined population exceeding 517 million and a GDP greater than $17 trillion.

•	In July 2018, the Company announced that it has been accepted as a Walmart.com supplier and offers two HemoStyp wound care products for online retail sale. Hemostrips® Hemostatic Bandages and Boo-boo Strip Hemostatic Bandages.

•	On August 8, 2018, the Company announced that its protocol submission for human testing had been reviewed by the FDA in furtherance of our efforts to achieve Class III approval for the product in the U.S. This FDA review was provided to the Institutional Review Board (IRB) for protocol and hospital site approval. UHP started the human trial study in November. The IRB is a committee that is independent of the FDA, and that is formally designated to approve, monitor, and review biomedical and behavioral research involving humans. The purpose of the IRB is to assure that appropriate steps are taken to protect the rights and welfare of humans participating as subjects in a research study. The Company’s human trial protocol calls for the application of HemoStyp in abdominal, cardiovascular thoracic and vascular surgical procedures to control bleeding sites. Prior to finalizing its human trial protocol, we submitted a Q-Sub – a request for FDA review — to the FDA, in conjunction with its previously filed Class III PMA submission application.

•	The IRB approved HemoStyp human trial is a prospective, non-inferiority, multi-center, randomized, open-label trial to observe HemoStyp in the management of bleeding during surgery; and, to assess the efficacy and safety of HemoStyp as an adjunct for management of secondary hemostasis in an operative setting. Our independently developed protocol has established endpoints for bleeding control.

•	We expect that the human trials will be the last step to clear in obtaining FDA PMA Class III approval for HemoStyp. We have recruited a team of leading surgeons to conduct the study, and our lead investigator has successfully conducted over 20 medical device studies. We aim to complete this final regulatory stage as part of our strategy to supply the domestic and international hemostasis surgical markets.

•	On October 25, 2018, the Company announced that, in connection with the FDA PMA Class III approval process for HemoStyp, UHP has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who had expressed an interest in the Company's products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company's board of directors has determined to conduct a review of strategic alternatives, which include a potential sale of the Company, joint venture or other commercial partnership, or a standalone growth plan. To assist in this review, the Company has retained Société Générale to serve as financial advisor to the Company and it has retained the law firm of Ruskin Moscou Faltischek PC to assist in the strategic review. There can be no assurances that any specific transaction will occur as a result of the retention of these firms.

Our HemoStyp Gauze Products

HemoStyp Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When the product comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact that it simply degrades to non-toxic end products, HemoStyp does not cause significant delay in healing as do certain other hemostatic materials. Additional testing has shown HemoStyp to be 100% absorbable in 24 hours or less. Tests have also been conducted to demonstrate the effectiveness of HemoStyp in thoracic and abdominal procedures. The Company continues to test for the effectiveness and the IFU (Instructions for Use) for abdominal and thoracic procedures.

HemoStyp Hemostatic Gauze is a flexible cloth-like material that is applied by folding the gauze as needed to fit the size of the wound or incision, and then placing the gauze onto the bleeding tissue. In surgical situations, the product converts to a transparent gel with a neutral pH level that allows the surgeon to monitor the coagulation process and also avoids damage to the surrounding tissue. In first responder or other non-surgical situations, putting a bandage on top of the gauze is optional and, in many cases, unnecessary. Since EMS (Emergency Medical Services) work is pre-hospital, rinsing the gauze out with saline or water is not necessary, as a wound will be debrided and possibly reopened prior to suturing at the hospital.

Our hemostatic gauze product line includes various configurations which have been developed to address the specific needs of our market segments and our existing customers, including the U.S. military. Our HemoStyp gauze products are sold in different sizes for use in superficial trauma cases, as a dental gauze and as a nasal dressing, and in a range of formats for veterinary applications, among others uses. The Company's hemostatic gauze product line now includes the following products:

•	Veterinary Market type Products;
•	Dental gauze for oral surgery;
•	Several formats of Trauma Gauze™ for battlefield trauma; Adhesive bandages for use by consumers on cuts and abrasions; and,
•	Island dressings to support intravenous procedures such as kidney dialysis.

Existing and Potential Target Markets

Our technology is marketed as HemoStyp Gauze but is also available to customers with customized private labeling. We are customer driven. We distribute both nationally and internationally. We are servicing (or intend to service) our customers through distributors, sales representatives, industry-specialized telephone support, and the Internet. Our current and potential customer base for our HemoStyp includes, without limitation:

•	Hospitals and Surgery Centers for all Internal Surgical usage, post FDA Class III approval
•	Hospitals, Clinics and Physicians – For external trauma
•	EMS, Fire Departments and Other First Responders
•	Public Safety, Police Departments and Military
•	Correctional Facilities
•	Schools, Universities and Day Care Facilities
•	Nursing Homes and Assisted Living Environments
•	Home Care Providers
•	Dental offices
•	Sports Medicine Providers
•	Veterinarians
•	Municipalities and Government Agencies and
•	Occupational and Industrial Healthcare Professionals Consumers

Primary Strategy

We believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. In addition, our preliminary tests lead us to believe that the HemoStyp technology can compete successfully against established market participants and allow us to gain market share. Given this assessment, we have devoted considerable resources in 2018 and currently to completing the FDA process and gaining access to this market in the U.S.

In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (“PMA”) for HemoStyp as a Class III application for internal surgical procedures. The 2017 U.S. market for hemostatic products used in internal surgery procedures is estimated at in excess of US$7 billion, of which the market for ORC or similar mechanical hemostatic products is estimated to be US$3.38 billion. This market is expected to grow at 6.2% annually to reach $4.57 billion by 2023 (source: October 2018 Market Data Forecast).

In anticipation of receiving Class III approval, our strategy is to devote resources and seek partnerships that allow us to penetrate this market along with the other markets to which the Company already has access. We are evaluating the best paths to rapidly grow our revenue and profits, which could include commercial partnerships and licensing agreement with established market participants, in addition or as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities. We will carefully evaluate the returns on investment in each addressable market to ensure the judicious deployment of our capital to create shareholder value.

We believe that refocusing the Company to become a stronger, medical technology corporation with a patented technology will enhance the Company’s value and overall market strength and allows for revenue generation via organic growth. Nevertheless, we have engaged Société Générale as described under “Recent Developments” to advise the Company on potential strategic alternatives including the possible sale of the Company and/or its intellectual assets. In the event that a transaction is not completed on terms satisfactory to the Company, if at all, the Company would require substantial additional financing to execute an organic business development strategy addressing all of its intended markets.

Manufacturing and Packaging of our Products

The Company's gauze products are manufactured to our specifications at various facilities. We have established various contract manufacturing facilities to replace our original agreement with Hemo Manufacturing. All of these facilities have been carefully vetted and have supplied multiple Quality Control program certificates and are registered FDA facilities. These facilities have been confirmed as part of our PMA submission, which includes the FDA inspection records of these facilities. We are finalizing the move of most of the Company’s manufacturing operation to the United States but will maintain an overseas supply solution for our adhesive retail products.

Patents and Trademarks

In September 2012, the Company announced that its hemostatic gauze products were granted patent protection by the U.S. Patent and Trademark Office, which patent protection currently runs through 2029. However, if our intellectual property positions are challenged, invalidated, circumvented or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected. We have created multiple variations of our gauze product and will protect each of these new generation platforms and product with additional intellectual property. Our success depends in part on our ability to defend our intellectual property rights. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Third parties may seek to challenge, invalidate or circumvent our intellectual property rights. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our patent in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products.

The Company has also received the following from the USPTO:

Boo Boo Strips: Will be published for opposition on March 26, 2019. If no opposition, the Company should receive the mark by the end of April 2019.

The Ultimate Bandage: Notice of publication has not been received but was approved by the examining attorney at the same time as Boo Boo Strips.

Hemostrips: To be reviewed by the examining attorney in April 2019.

Nik Fix: The Company has prepared the application and will be submitted in May 2019.

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

Environmental Matters

Our business activities are subject to extensive federal, state, and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Although the Company does not currently directly manufacture its own products, we may still be subject to existing environmental laws by way of regulatory agencies or other third-party claimants. Examples of U.S. Federal environmental legislation that may have adverse effects on the Company include the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (aka CERCLA or Superfund) and the Resource Conservation and Recovery Act. By no means do we certify this list as being complete, as there are many laws and regulations that exist or that may come to pass that we cannot foresee that may also have an impact on the Company. The multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly and we determined to change our business model as a result. There are currently no pending legal proceedings with any government regulatory agencies.

Research and Development Expenditures

In fiscal 2018 and 2017, we incurred $76,951 and $19,936, respectively, in research and development expenditures.

 Personnel

As of April 1, 2019, we have four full-time employees and up to eight additional consultants, excluding our eight Medical Advisory Board members.

ITEM 1A. RISK FACTORS

We are engaged in the sale and distribution of hemostatic gauze products to stop superficial bleeding. As we develop our business, there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and we may continue to lose money in the future

For the years ended December 31, 2018 and 2017, the Company had a net loss of $6,006,135 and $934,968, respectively. We have a history of operating losses and we may continue to lose money in the future

We have limited operating history. Accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.

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

We can provide no assurances that given that the Class III application for internal surgical procedures will be approved by the FDA.

In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (“PMA”) for HemoStyp under the FDA’s new and innovative CtQ Pilot-Program as a Class III application for internal surgical procedures. There can be no assurances given that the Class III application for internal surgical procedures will be approved by the FDA.

We can provide no assurances that the retention of a financial advisor and a legal counsel to assist in strategic review will result in the occurrence of a specific transaction.

On October 25, 2018, the Company announced in connection with the FDA PMA Class III approval process for HemoStyp, UHP has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company's products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company's board of directors has determined to conduct a review of strategic alternatives, which include a potential sale of the Company, joint venture or other commercial partnership, or a standalone growth plan. To assist in this review, the Company has retained Société Générale to serve as financial advisor to the Company. There can be no assurances that any specific transaction will occur as a result of the retention of this firm.

 We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

We currently have a working capital deficit, minimal cash and limited sales of our products. Our Chief Executive Officer is currently providing cash loans to us which are repayable upon demand to meet our working capital needs. These cash loans can be terminated at any time. As result of the Company's financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

While we do not maintain our own manufacturing facilities, we have identified numerous new facilities in the US to maintain our production. This redundancy will insure we will not have any interruptions to our production. Our contract manufacturers and packaging facilities are responsible for quality control and overseeing the packaging and labeling of our products for distribution. We rely upon the services of our contract manufacturer to perform its obligations in a satisfactory manner and we could experience difficulties in our supply chain.

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

We have become aware of a lawsuit that has been filed against the Company and our Chief Executive Officer by a third party.

We have become aware that an individual who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and 2015, has filed a lawsuit against the Company and our Chief Executive Officer in the United States District Court of the District of Nevada claiming, among other things, that he is entitled to cash and stock compensation from 2015. Neither the Company nor our Chief Executive Officer has been served in this action. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. If the Company is served the summons and complaint in this matter, we plan to vigorously respond to the claims and pursue our remedies. If this action is served upon us, due to uncertainties inherent in litigation generally, we could not predict the outcome with certainty.

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

It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal control’s requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by that Act.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

As result of our analysis of our system of internal accounting controls and accounting and financial reporting processes, we have identified a material weakness in our disclosure controls and internal controls. These are more specifically discussed in Item 9A of this Annual Report. As a result of these deficiencies, we must perform additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with US generally accepted accounting principles. As a result, we will incur expenses and devote significant management resources to this review process. Furthermore, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

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

There is currently established market for our common stock, and we cannot ensure that one will ever develop or be sustained.

The Company's common stock is available for trading on the OTC Pink. Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company is utilizing on a temporary basis rent free, as a central mailing address as its principal executive office, space located at 10624 S. Eastern Avenue, Ste. A209, Henderson, NV 89052. Conference facilities are available upon request at a fee. The Company is a virtual company with personnel in Nevada and six other states.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as follows:

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit. The parties have held various depositions and the Company has a motion to dismiss which is pending with the court.

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim. The Company intends to vigorously defend Maxim’s complaint and to obtain relief pursuant to its counterclaim. Currently, the Company and Maxim have a scheduled mediation date of April 15, 2019.  If this is not successful, we will be arbitrating our case at FINRA in September.

We have become aware that Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, has filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. Neither the Company nor our Chief Executive Officer has been served in this action as of the time this Annual Report was filed. The claimant is claiming, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. If the Company is served the summons and complaint in this matter, we plan to vigorously respond to the claims and pursue our remedies. If this action is served upon us, due to uncertainties inherent in litigation generally, we could not predict the outcome with certainty.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

The common shares of the Company trade on the OTC Pink under the symbol UEEC. There has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented, rounded to the nearest penny.

	High	Low
For Year Ended 2018
First Quarter	$1.49	$0.04
Second Quarter	1.02	0.75
Third Quarter	0.84	0.40
Fourth Quarter	0.69	0.30

For Year Ended 2017
First Quarter	$0.09	$0.04
Second Quarter	0.09	0.04
Third Quarter	0.25	0.08
Fourth Quarter	0.75	0.15

(b) Holders

As of December 31, 2018, there were approximately 297 holders of record of the Company’s issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the year ended December 31, 2018, the Company issued the following unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan – March 2018 (1)	Common Stock	4,053,225 shares	$368,100 in cash, $54,500 in services rendered, and $182,500 of notes payable and accrued interest; no commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2018	Common Stock	835,756 shares	$574,100 No commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2018	Common Stock	800,000 shares	Services rendered; No commissions paid	Rule 506; Section 4(2)	Not applicable

July – September 30, 2018	Common Stock	264,493 shares	$135,000; no commissions paid	Rule 506; Section 4(2)	Not applicable

September 30, 2018 – December 2018	Common Stock	870,000 shares	$435,000; no commissions paid	Rule 506; Section 4(2)	Not applicable

 ___________

(1)	Does not include 14,150,000 shares of common stock with a fair market value of $1.09 per share at the time of issuance, issued to officers and directors and consultants for services rendered. These shares were to be released from escrow upon a change in control of the Company. See “Item 11” regarding the cancelation of the issuance of 12,000,000 of these 14,150,000 shares and replacing them with restricted stock units upon a change in control of the Company.

During the period January 1, 2018 through December 31, 2018, there were no repurchases of the Company's unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with ''Selected Financial Data'' and our financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' and elsewhere in this annual report on Form 10-K.

Results of Operations

Year ended December 31, 2018 versus year ended December 31, 2017

During the year ended December 31, 2018 and 2017, the Company had $45,862 and $645,652 of revenues, respectively. The decrease in revenues is due to a change in focus and a pivot of all the Company’s energy in making our technology and product more commercially viable, by attempting to obtain FDA class III approval for internal surgical purposes. This process requires 100% of the Company’s resources and energy so the focus was removed from sales and marketing and full attention was focused on the FDA process. The reason for this change is that the Company believes the greatest value to its shareholders would come from this FDA class III approval for general surgical use. The anticipated completion of the human trials is expected to allow the Company to foster interest from potential merger and acquisition candidates. Also, with the Company’s focus on an acquisition partner, the Company did not want to engage new distribution partners that may create conflicts with the new prospective acquisition companies and tie their hands from a revenue or branding perspective. However, if a merger and acquisition candidate is identified current vendor and future relationships and all pending purchase orders will be handed to the acquiring company for its facilitation. No assurances can be given that the Company will complete a transaction with a merger candidate on terms satisfactory to us, if at all.

Total operating expenses for the year ended December 31, 2018 and 2017 were $2,326,731 and $1,297,954, respectively. The increase in operating expenses is due primarily to an increase in research and development expenses of approximately $57,000, an increase in advertising and marketing expenses of approximately $124,000, an increase of approximately $410,000 in consulting/professional fees, which includes the Company issuing 850,000 shares of common stock valued at $674,500, including 800,000 shares to eight medical advisors, $447,574 in bad debt expense and an increase of approximately $35,700 in travel expenses.

Other income (expense) for 2018 and 2017 was ($3,628,565) and ($215,650), respectively. The increase in other expense was due to the Company issuing a total of 3,500,000 shares of common stock to settle notes payable balance of $172,500 and $10,000 of accrued interest. The Company recorded a $3,632,500 loss on settlement of debt related to this transaction. During 2017, the Company issued 2,500,000 shares of common stock to settle notes payable balance of $162,500 and accounts payable balance of $31,850. The fair value of the stock issued was $379,000 and the Company recorded loss on debt settlement of $184,650. The Company had $0 interest expense in 2018 due to paying off its notes payable in the first quarter of 2018 compared to $31,000 interest expense in 2017.

 Our net loss for the 2018 was $6,006,135 as compared to a net loss of $934,968 for the prior year. The increase in the net loss is due to the decrease in revenues for the reasons described above and shares issued for services of $674,500 as mentioned above along with the issuance of 3,500,000 shares of common stock to settle $172,500 of outstanding notes payable and $10,000 of accrued interest. The Company recorded a $3,632,500 loss on settlement of debt related to this transaction. The Company also recorded bad debt expense of $447,574 and wrote-off $60,789 of inventory during 2018 and these transactions did not occur in 2017.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2018, the Company had a negative working capital of $352,700. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2018 and 2017 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at December 31, 2018 and December 31, 2017 was $31,273 and $189,942, respectively.

During fiscal 2018 and fiscal 2017, the Company had net cash used in operating activities of $1,273,662 and $645,900, respectively. The Company had net loss of $6,006,135 offset by stock issued for services of $674,500, write off inventory of $60,789, bad debt expense of $447,574, expenses paid by an officer of $30,000 and loss on settlement of debt of $3,632,500. The Company also had an increase in accounts receivable of $10,614, a decrease in inventory of $19,051, a decrease in prepaids and other current assets of $12,114, a decrease in accounts payable and accrued expenses of $71,941 and a decrease in accrued liabilities – related party of $61,500. Net cash provided by financing activities was $1,114,993. This was due to the Company receiving $1,415,200 in proceeds from the sale of stock and repaying a net amount of $290,207 in related party advances and $10,000 in notes payable.

During 2017, the Company incurred a net loss of $934,968, and increase in accounts receivable of $362,569, an increase in inventory of $101,566 and an increase in prepaid and other current assets of $12,114 offset by $429,000 in stock for services, $184,650 in loss on debt settlement, $20,226 in bad debt expense and an increase in inventory of $44,941 and an increase in accrued liabilities – related party of $86,500. Net cash provided by financing activities was $806,475. The Company received net proceeds from related party of $90,000, net proceeds on notes payable of $32,500 and $683,975 from the sale of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2018, and 2017, we have no off-balance sheet arrangements.

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

The financial statements required by Item 8 can be found beginning on Page F-2 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc., (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred losses, has not generated sufficient revenue to cover its operating costs, and may be unable to raise further equity in support of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

April 1, 2019

We have served as the Company’s auditor since 2018

UNITED HEALTH PRODUCTS, INC

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$31,273	$189,942
Accounts receivable	11,010	447,970
Inventory	83,694	163,534
Prepaid and other current assets	-	12,114
Total current assets	125,977	813,560

TOTAL ASSETS	$125,977	$813,560

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$243,713	$325,654
Accrued liabilities – related party	25,000	86,500
Liability for unissued shares	201,843	211,843
Notes payable - related parties	8,121	268,328
Other notes payable	-	182,500

Total current liabilities	478,677	1,074,825

TOTAL LIABILITIES	478,677	1,074,825

Commitments and Contingencies

Stockholders' Deficiency

Common Stock - $.001 par value, 300,000,000 shares authorized, 185,943,138 and 164,969,663 shares issued at December 31, 2018 and 2017, respectively and 171,793,138 and 164,969,663 shares outstanding at December 31, 2018 and 2017, respectively	185,943	164,969
Additional Paid-In Capital	19,198,343	13,304,617
Accumulated Deficit	(19,736,986)	(13,730,851)
Total Stockholders' Deficiency	(352,700)	(261,265)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$125,977	$813,560

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	For the Years Ended December 31,
	2018	2017

Revenues	$45,862	$645,652
Cost of sales	96,701	67,016
Gross profit	(50,839)	578,636

Operating Costs and Expenses
Selling, general and administrative expenses	2,249,780	1,278,018
Research and development expenses	76,951	19,936

Total Operating Expenses	2,326,731	1,297,954

Loss from Operations	(2,377,570)	(719,318)

Other income (expenses)
Interest Expense	-	(31,000)
Other income	3,935	-
Loss on settlement of debt	(3,632,500)	(184,650)
Total other income (expense)	(3,628,565)	(215,650)

Net Loss	$(6,006,135)	$(934,968)

Net Loss per common share:
Basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding	170,056,249	156,390,830

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders' Deficiency

For the Years Ended December 31, 2018 and 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	153,780,156	$153,780	$11,890,131	$(12,795,883)	$(751,972)

Issuance of shares for notes payable	2,500,000	2,500	232,500	-	235,000

Issuance of shares for accounts payable	200,000	200	143,800	-	144,000

Issuance of common stock for services	1,700,000	1,700	427,300	-	429,000

Sale and issuance of common stock	6,789,507	6,789	610,886	-	617,675

Net Loss	-	-	-	(934,968)	(934,968)

Balance at December 31, 2017	164,969,663	$164,969	$13,304,617	$(13,730,851)	$(261,265)

Issuance of shares for notes payable and accrued interest	3,500,000	3,500	3,811,500	-	3,815,000

Issuance of common stock for services	850,000	850	673,650	-	674,500

Sale of common Stock	2,473,475	2,474	1,422,726	-	1,425,200

Shares held in escrow	14,150,000	14,150	(14,150)	-	-

Net Loss	-	-	-	(6,006,135)	(6,006,135)

Balance at December 31, 2018	185,943,138	$185,943	$19,198,343	$(19,736,986)	$(352,700)

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(6,006,135)	$(934,968)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock for services	674,500	429,000
Loss on settlement of debt	3,632,500	184,650
Write-off of inventory	60,789	-
Bad debt expense	447,574	20,226
Expenses paid by officer	30,000	-

Changes in assets and liabilities:
Accounts receivable	(10,614)	(362,569)
Inventory	19,051	(101,566)
Prepaid and other current assets	12,114	(12,114)
Accounts payable and accrued expenses	(71,941)	44,941
Accrued liabilities – related party	(61,500)	86,500
Net Cash Used In Operating Activities	(1,273,662)	(645,900)

Cash Flows from Financing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Repayment to related parties	(305,207)	(21,500)
Proceeds from related parties	15,000	111,500
Repayments on notes payable	(10,000)	(77,500)
Proceeds from notes payable	-	110,000
Proceeds from issuance of common stock	1,415,200	683,975
Net Cash Provided By Financing Activities	1,114,993	806,475

Increase (decrease) in Cash and Cash Equivalents	(158,669)	160,575
Cash and Cash Equivalents - Beginning of period	189,942	29,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$31,273	$189,942

Supplemental cash flow information:
Cash paid for interest	$-	$16,000
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Issuance of stock for accounts payable	$-	$144,000
Shares issued and held in escrow	$14,150	$-
Reclass of common stock and additional paid-in capital to liability for unissued shares	$-	$66,300
Reclass of common stock from liability for unissued shares	$10,000	$-
Accounts payable converted to note payable	$-	$162,500
Common stock issued for settlement of debt and accrued interest	$182,500	$235,000

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are ''more-likely-than-not'' of being sustained by the applicable tax authority. Tax positions not deemed to meet the "more-likely-than-not" threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management's evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities. The Company is no longer subject to U.S federal or state income tax examinations by tax authorities before 2015.

As of December 31, 2018 and 2017, the Company has approximately $14.5 and $12.1 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2018 and 2017. The Company recorded $447,574 and $20,226 in bad debt expense for the years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, three customers made up 98.9% of the Company’s outstanding accounts receivable balance. For the year ended December 31, 2018 four customers accounted for 91.5% of the Company’s net revenue.

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

	December 31, 2018	December 31, 2017
Raw materials	$46,121	$34,270
Finished goods	37,573	129,264
	$83,694	$163,534

During the years ended December 31, 2018 and 2017, the Company determined $60,789 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $176,999 and $53,050 in advertising and marketing costs during the years ended December 31, 2018 and 2017, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $76,951 and $19,936 in research and development expenses during the years ended December 31, 2018 and 2017, respectively.

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

In January 2018, the Company issued 14,150,000 shares of common stock and placed them in escrow during the period. The shares are to be issued to various individuals upon change of control of the Company. The Company is unable to estimate when a change of control may occur and has not recorded any expenses related to these shares. The shares were valued at their fair market value of $1.09 per share totaling $15,423,500 on the then date of issuance.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the shares of common stock held in escrow. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2018 and 2017 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2018 and December 31, 2017 include 14,150,000 and 0, respectively, of common stock held in escrow until a change of control in the Company occurs.

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

The standard became effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018.

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

Note 3. Related Party Transactions

As of December 31, 2018, and 2017, notes payable to related parties totaled $8,121 and $268,328, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the year ended December 31, 2018, Mr. Beplate gave a personal vehicle to an employee of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. During 2018, the Company repaid a net amount of $305,207 of the outstanding notes payable balance. During the year ended December 31, 2017, Mr. Beplate provided loans to the Company of $111,500. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Per Mr. Beplate’s services agreement, he receives monthly compensation of $15,000 per month. During the year ended December 31, 2017, he received $93,500 of compensation and the remaining balance of $86,500 was recorded as accrued liabilities – related party on the balance sheet. During the year ended December 31, 2018, he received his entire salary of $180,000 and $61,500 of the accrued compensation was paid leaving a balance of $25,000.

During the year ended December 31, 2017, the Company issued 750,000 shares of common stock to a director of the Company for services performed. The shares had a fair market value of $142,500.

During the year ended December 31, 2018, the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO and 5,000,000 shares to the Chief Operating Officer. These shares, which had a fair market value of $1.09 per share at the date of issuance, were placed in escrow and will be released when a change of control occurs. Management is unable to determine when a change of control will occur and $0 has been expensed as of December 31, 2018. See “Note 9” below.

 The Company by board resolution approved an executive compensation stock bonus package for Mr. Beplate such that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurs by December 31, 2019, Mr. Beplate shall receive an amount equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. It is intended that the board approved stock bonus package will be in lieu of the 5% stock bonus that Mr. Beplate is already entitled to in the event of a sale of the Company’s assets or change in control or merger transaction per his services agreement. See “Note 9” below.

Note 4. Issuances of Securities

Share issuances 2017

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

In December 2017, the Company issued 750,000 shares of common stock to a director of the Company and 950,000 shares of common stock to unaffiliated individuals for services performed. The shares had a total fair market value of $429,000.

Share issuances 2018

During 2018, the Company issued an aggregate of 20,973,475 shares of common stock. The Company issued 800,000 shares of common stock to our medical advisors with a total fair market value of $620,000 for services, 50,000 shares of common stock to an unaffiliated individual with a total fair market value of $54,500 for services, 2,403,728 shares of common stock were sold for total proceeds of $1,415,200 and 69,747 shares of common stock were issued related to $10,000 of previously recorded liability for unissued shares during 2017.

The Company issued 3,500,000 shares of common stock to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,632,500. See “Note 7” below.

The Company issued 14,150,000 shares of common stock with a fair market value of $1.09 per share were issued to officers and various consultants for services to be provided related to a change of control of the Company and placed in escrow. The shares will be released from escrow upon the change of control of the Company. Management is unable to determine when a change of control will occur and $0 has been expensed as of December 31, 2018. See “Note 9” below.

Note 5. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as follow:

During 2017, a Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit. The parties have held various depositions and the Company has a motion to dismiss which is pending with the court. No accural has been recorded related to this litigation.

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim. The Company intends to vigorously defend Maxim’s complaint and to obtain relief pursuant to its counterclaim. Currently, the Company and Maxim have a scheduled mediation date of April 15, 2019. If this is not successful, arbitration with FINRA will be held in September.

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

Note 7. Other Notes Payable

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note was due on demand and interest accrued at the rate of 10% per annum. During the year ended December 31, 2018, the Company issued 2,500,000 shares of common stock to settle the outstanding balance of $150,000 and accrued interest of $10,000. The balance was $0 and $150,000 as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrued at the rate of 20% per annum. The Company paid down $42,500 of the balance during 2017 leaving a balance of $32,500 as of December 31, 2017. During the year ended December 31, 2018, the Company paid $10,000 of the balance and issued 1,000,000 shares of common stock to settle the remaining balance of $22,500. The balance was $0 and $32,500 as of December 31, 2018.

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

F-11

	2018	2017
Balance, beginning	$211,843	$145,543
Reclass of previous shares purchased and recorded in equity	-	66,300
Issuance of shares in satisfaction of liability	10,000	-
Balance, ending	$201,843	$211,843

The total number of shares granted but unissued were 2,414,059 and 2,483,806, as of December 31, 2018 and 2017, respectively.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2018 or 2017.The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2018.

 The Company's federal income tax returns for the years ended December 31, 2015 through December 31, 2018 remain subject to examination by the Internal Revenue Service as of December 31, 2018.

During 2018 and 2017, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

	December 31,
	2018	2017
Income tax provision (benefit) at statutory rate	$(1,261,000)	$(196,000)
Impact of rate changes on valuation allowance	-	1,485,200
Change in valuation allowance	1,261,000	(1,289,000)
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$3,070,415	$2,522,000
Accrued officer compensation	12,915	34,800
Other non-deductible expenses	904,470	170,000
Valuation allowance	(3,987,800)	(2,726,800)
Deferred tax asset, net	$-	$-

As of December 31, 2018 and 2017, the Company has taxable net loss carryovers of approximately $14.5 million and $12.1 million, respectively. The change in the valuation allowance for the years ended December 31, 2018 and 2017 was $369,400 and $(1,289,200), respectively. The Company reduced its valuation allowance by approximately $1,485,200 during 2017 due to the change in tax rates to 21%. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. Net operating losses will expire through 2038.

 Note 9. Subsequent Events

The Company has evaluated events from December 31, 2018, through the date whereupon the financial statements were issued and has determined that there are no other material events that need to be disclosed, except as follows:

•	200,000 shares were issued to securities counsel for services rendered;

•	100,000 shares were issued in January 2019 to each of two directors;

•	50,000 shares of common stock were issued to a private placement investor at $.50 per share; and

•

2,150,000 shares of the 14,150,000 shares referenced in Note 3 became vested by the Board of Directors, including 1,600,000 shares to the Company’s Chief Financial Officer/director, 500,000 shares to an office administrator and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator. The Company recorded an expense of $2,343,500 related to the vesting of these shares.

In March 2019, the Company canceled the 12,000,000 shares issued to various officers, directors and consultants described in Notes 3 and 4 herein and Mr. Beplate’s bonus arrangement described in Note 3 above. Contemporaneously, the Company replaced these stock bonus arrangements with Board approved restricted stock unit agreements with its officers, directors and consultants covering an aggregate of 50,100,000 shares of common stock to be issued and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving gross revenues of $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management.

The Company has become aware that Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, has filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. Neither the Company nor our Chief Executive Officer has been served in this action as of the time this Annual Report was filed. The claimant is claiming, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. If the Company is served the summons and complaint in this matter, we plan to vigorously respond to the claims and pursue our remedies. If this action is served upon us, due to uncertainties inherent in litigation generally, we could not predict the outcome with certainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 29, 2018 (the “Resignation Date”) Pritchett, Siler and Hardy P.C. (“PSH”) resigned as the independent registered public accounting firm for the Company due to the sale of certain of PSH’s assets. On March 29, 2018, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by our board of directors.

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

As of December 31, 2018, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018, because of the material weakness described below.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In performing its assessment of the effectiveness of the Company's internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO - 2013'').

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of corporate documentation, inadequate reconciliation of accounts, lack of sufficient resources with SEC, generally accepted accounting principles ("GAAP") and tax accounting expertise. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Douglas K. Beplate	64	Chief Executive and Chairman of the Board
Louis Schiliro	48	Chief Operating Officer
Nate Knight	68	Chief Financial Officer, Secretary, Treasurer and Director
Robert Denser	48	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Douglas K. Beplate, Chief Executive Officer of the Company since November 2014 and Chief Operating Officer of the Company since November 2013. Mr. Beplate became a director and Chairman of the Board of the Company in 2015. Mr. Beplate has been working on the development and marketing of the Hemostyp gauze since 2010. Mr.Beplate's present responsibilities include daily operations and oversight of sales, marketing, product development and intellectual property. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

Louis Schiliro, Chief operating Officer ince January 2017, Mr. Schiliro has been responsible for all day to day operations for manufacturing, packaging and marketing of Hemostyp Gauze for United Health Products. He has also overseen all marketing, sales and manufacturing strategies. He has acted as the coordinator and liaison for all Federal regulatory interactions including FDA processes. Previously, Mr. Schiliro served as Chief Operating Officer of Hemo Manufacturing from January 2014 through December 2016, where he was responsible for all day to day operations for manufacturing, packaging and marketing of Hemostyp Gauze as a contract vendor for United Health Products. He was integral in developing dozens of new SKUs and package setups. From January 2012 through January 2014, he was a Partner at ETL Response Inc. ETL is a company dedicated to specific projects by offering clients a full cycle solution. ETL is a manufacturer, seller and/or distributor for those clients which need some or all of these services. ETL works in the medical device and homeland security fields. From 1997 through January 2012, Mr. Schiliro served as Chief Operating Officer and Chief Financial Officer of Global Medical USA and Global Medical. Global Protection was a market leader in distributing protective equipment to America’s First Responders. Global Medical. was a distributor of medical supplies and products to surgery centers in New Jersey. From 1996 through 1999, he served as a Manager of International Sales/National Accounts Manager at SAFECO, where he was responsible for creating distribution channels in international markets for safety and medical supplies. He has a Masters of Business in International Finance/Economics – George Mason University (1995) and he graduated with Bachelors of Arts in International Relations/Economics – West Virginia University (1993).

Nate Knight, a director of the Company since December 2012 and Chief Financial Officer of the Company since 2013, brings to the Company years of business experience and knowledge of the Company's HemoStyp product. Mr. Knight was a principal in Med Spring, Inc., the Company that originally developed the HemoStyp gauze products prior to the Company's acquisition of the rights to same. Mr. Knight has been a public accountant for over 30 years and has owned and operated his own accounting business. Mr. Knight previously held a Series 7 license and since February 2012, he has been employed by an internal auditor with Prime Alliance Bank. Between 2004 and 2010, Mr. Knight served as Chief Financial Officer of MedSpring Group Inc., a privately-owned medical device company. Mr. Knight with his extensive accounting experience and knowledge of the Company's HemoStyp product line as well as its potential applications, makes him an ideal candidate to continue to serve on our Board of Directors as an independent director.

Robert J. Denser, a director of the Company since November 2014. Mr. Denser graduated from the University of California, Santa Barbara in 1993 with a BA degree in Business Economics. Over the past 10 years his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfillment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. For the past five years Mr. Denser has been a member of ETL Response, LLC and has been in the role of Director of Sales and Finance. In this role he coordinates all ETL projects as needed. ETL Response. Mr. Denser's background experience also includes direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster. Management believes that the foregoing experience of Mr. Denser makes him an ideal candidate to continue to serve on our Board of Director as an independent director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Mr. Beplate intends to file one or more delinquent form 4 filings for 2018.

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

Lawrence A Wolff, DDS received his Doctor of Dental Surgery degree from the medical College of Virginia. After completing his program at the Richmond, Virginia VA Hospital he returned to Los Angeles, CA where he started his practice in the San Fernando Valley. Dr Wolff taught at USC for ten years and then moved his practice to Providence St. Joseph’s Hospital. Dr Wolff is Chairman of the Dental/Oral Maxillo-Facial Surgery Section in the Department of Surgery at Providence St Joseph. In addition, he is a Fellow of the Academy of General Dentistry (FAGD).

Clay W. Robinson, DVM has been Chief Medical Officer of Frontier BioMedical, LLC since August 1998. Dr. Robinson's Professional career includes, Head of Frontier BioMedical, Inc. IACUC since 2001; Holds Private Mixed Practice and self-employed since August 1998; a resident Veterinarian at Utah State University from September 1995 to August 1998; Private Equine Practice, Kayscreek Equine Clinic, Layton, Utah, from February 1994 to August 1995; Private Mixed Practice, Animal Health Center, LaGrande, Oregon, from June 1992 to February 1994. Dr. Robinson Research includes, Protocol development and surgical implementation of new devices and techniques with Frontier BioMedical, Inc., since August 1998. Surgical Harvesting of Equine ovaries and in vitro transfer of EVA (Equine Viral Arteritis) in the unfertilized oocyte. Utah State University, Published. In vitro clearance of EVA from equine semen, Utah State University, Unpublished. He also Participated in all animal research under the Ag Experiment Station at Utah State University from September 1995 to August 1998. He served as a Member of Frontier BioMedical, Inc. IACUC from 1997 to 2001. His Education details includes Oregon State University, Corvallis, Oregon, May 1992 and Washington State University; Pullman, Washington June 1992 Doctor of Veterinary Medicine; Southern Utah University, Cedar City, Utah June 1987; Bachelor of Science, Major: Biology with an agricultural emphasis.

As the Company continues to pursue its application to have HemoStyp approved for clinical use in the United States and abroad, it looks forward to calling upon these experts in the fields of medicine, veterinary medicine and dental medicine to pursue various opportunities in these different markets.

                In lieu of cash compensation, each medical advisor received 100,000 shares of restricted common stock as compensation for his services to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2018 and 2017 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2018; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2018 with compensation during fiscal year ended 2018 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2018.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate	2018	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000
Chief Executive Officer	2017	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000

Louis Schiliro	2018	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$150,000
Chief Operating Officer	2017	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$150,000

_____________

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

For a description of the material terms of each named executive officers' compensation arrangements, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled "Compensation Arrangements."

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

Compensation Agreements – Douglas Beplate and Louis Schiliro

In January 2015, the Company entered into a services agreement with Douglas Beplate with a monthly compensation of $8,333, which was later increased to $15,000. Mr. Beplate is entitled to an annual restricted stock bonus equal to 2 ½% of gross sales with the number of shares computed based upon the average closing sales price of the Company's common stock in the month of December of each year. No stock bonus related to gross sales was accrued for 2016, 2017 or 2018 as such stock bonuses were immaterial and were waived by Mr. Beplate.

On April 16, 2018, the Company by board resolution approved an executive compensation stock bonus package for Mr. Beplate such that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurs by December 31, 2019, Mr. Beplate shall receive an amount equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. It is intended that the board approved stock bonus package will be in lieu of the 5% stock bonus that Mr. Beplate is already entitled to in the event of a sale of the Company’s assets or change in control or merger transaction per his services agreement.

Mr. Schiliro is being compensated at the monthly rate of $12,500 pursuant to a services agreement.

Both of Messers Beplate and Schiliro agreements provide for stock bonuses in the event of a change in control, which arrangements were amended by the stock bonus arrangements described below.

 Services Agreements of Other Executive Officers and the Spouse of our CEO

In November 2014, the Company entered into Services agreement with Nate Knight, our Chief Financial Officer. His employment agreement is terminable by the Company "at will." Mr. Knight receives cash compensation of $4,000 per month, which has been increased to $5,000 per month. He also received 100,000 shares in January 2019 for services rendered as a director.

The spouse of our Chief Executive Officer entered into an employment agreement for her services in November 2014 as an office administrator and she receives as an employee "at will" 500,000 shares as a signing bonus and a monthly salary of $4,000, which has been increased to $5,000 per month.

Stock Bonuses

During the year ended December 31, 2018, the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to the Technical Product Supervisor who is the son of the office administrator. These shares, which had a fair market value of $1.09 per share at the date of issuance, were placed in escrow and were scheduled to be released when a change of control occurs. Effective April 1, 2019, the Board of Directors vested the aforementioned shares as earned by the respective three individuals.

During the year ended December 31, 2018, the Company issued Louis Schiliro 5,000,000 shares and an additional 7,000,000 shares to two non-affiliated individuals. The 12,000,000 shares in the aggregate were escrowed and were to vest only upon a change in control of the Company. These shares were valued at $1.09 per share. In March 2019, these 12,000,000 shares were canceled and replaced with the restrictive stock unit awards described in the next paragraph.

In March 2019, restricted stock unit awards were granted to Douglas Beplate (33,000,000 shares), Louis Schiliro (8,000,000 shares), four non-affiliated persons (8,550,000 shares), Wendy Harper, our office administrator shares (250,000 shares) and our Technical Product Supervisor and Internet Commerce Supervisor, these two supervisors are Ms. Harper’s children and received an aggregate of 300,000 shares. These restricted stock unit awards vest upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise, or (ii) the Company achieving $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management in accordance with the terms of the restricted stock unit awards filed as an Exhibit in this 10-K. This compensation arrangement was also in lieu of Mr. Beplate’s bonus arrangement described herein.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

As of the filing date of this form 10-K, the Company has no outstanding Common Stock Options, and none were issued in the year ended December 31, 2018 or 2017 to executive officers or directors of the Company.

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

During fiscal 2018, the Company did not grant any of its directors’ cash, securities or other remuneration for serving on the Board. In the first quarter of 2019, each director other than Mr. Beplate received 100,000 shares of common stock.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2013 Stock Option Plan

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his then consulting contract. The Company has not granted any options under the Plan since its approval.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 1, 2019, the Company had outstanding 174,493,138 shares of Common Stock. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company's Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage
Nate Knight	2,100,000	1.2%
Douglas K. Beplate (2)	2,504,047	1.4%
Robert Denser	1,350,000	*
Louis Schiliro (3)	0	0%
All directors and officers as a group (four persons)	5,954,047	3.4%

___________

*	Represents less than 1%
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

(2)

Excludes 500,000 shares owned by his spouse and 250,000 shares which the spouse will earn under a restricted stock unit award. Also excludes 33,000,000 shares Mr. Beplate will earn under a restrictive stock unit award. See “Item 11.”

(3)	Excludes 8,000,000 shares bonus to be delivered to Mr. Schiliro will earn under a restrictive stock unit award. See “Item 11.”

Securities Authorized for Issuance under Equity Compensation Plans.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his consulting contract. No options have been granted under the Plan. These shares were sold or gifted in private transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2018, and 2017, notes payable to related parties totaled $8,121 and $268,328, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the year ended December 31, 2018, Mr. Beplate gave a personal vehicle to a scientific advisor of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. During 2018, the Company repaid a net amount of $290,207 of the outstanding notes payable balance. During the year ended December 31, 2017, Mr. Beplate provided loans to the Company of $111,500. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

As of December 31, 2018, and 2017, Doug Beplate is owed $25,000 and $86,500, respectively, for unpaid compensation per his employment agreement.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haynie & Company were our independent registered accountants for 2018 and Pritchett Siler & Hardy PC, are our former independent registered accountants for 2017. The following table sets forth the fees billed by them for fiscal 2018 and 2017 for the categories of services indicated.

	Year Ended December 31,
	2018	2017

Audit fees	$40,329	$20,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

_________

(1)	Other fees include quarterly reviews.

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

The financial statements of United Health Products, Inc., supplemental information and report of independent registered public accounting firm are included in this Form 10-K.

(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement - Louis Schiliro*

10.5	Restricted Stock Unit Agreement - Douglas Beplate*

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

30

___________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

 Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: April 1, 2019	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer and	April 1, 2019
	Douglas Beplate	Chairman of the Board

By:	/s/ Nate Knight	Principal Financial Officer and Director	April 1, 2019
Nate Knight

By:	/s/ Robert Denser	Director	April 1, 2019
Robert Denser

Douglas Beplate, Nate Knight and Robert Denser represent all the current members of the Board of Directors.

