Form 10-Q
period 2019-03-31
United Health Products, Inc.
filed 2019-05-15
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit such file). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares issued of the Registrant's Common Stock, as of May 15, 2019 was 176,217,368 issued and  outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$6,310	$31,273
Accounts Receivable	11,010	11,010
Inventory	83,694	83,694
Total current assets	101,014	125,977

TOTAL ASSETS	$101,014	$125,977

Current Liabilities
Accounts payable and accrued expenses	$240,147	$243,713
Liability for unissued shares	201,843	201,843
Accrued liabilities - related parties	70,000	25,000
Notes payable – related parties	129,121	8,121
Total current liabilities	641,111	478,677

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 174,493,138 and 185,943,138 shares issued at March 31, 2019 and December 31, 2018, respectively and 174,493,138 and 171,793,138 shares outstanding at March 31, 2019 and December 31, 2018, respectively	174,493	185,943
Additional Paid-In Capital	22,008,293	19,198,343
Accumulated Deficit	(22,722,883)	(19,736,986)
Total Stockholders' Deficiency	(540,097)	(352,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$101,014	$125,977

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$-	$29,928

Cost of goods sold	-	8,877

Gross profit	-	21,051

Operating Costs and Expenses
Selling, general and administrative expenses	2,958,492	378,591
Research and development	27,405	-
Total Operating Expenses	2,985,897	378,591

Income/(Loss) from Operations	(2,985,897)	(357,540)

Other expenses
Interest Expense	-	-
Loss on settlement of debt	-	(3,632,500)

Total other expenses	-	(3,632,500)

Net Income/(Loss)	$(2,985,897)	$(3,990,040)

Net Loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding	172,172,581	168,143,298

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three Months Ended March 31, 2019 and March 31, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	164,969,663	$164,969	$13,304,617	$(13,730,851)	$(261,265)

Issuance of shares for notes payable and accrued interest	3,500,000	3,500	3,811,500	-	3,815,000

Issuance of common stock for services	50,000	50	54,450	-	54,500

Sale of common stock	440,725	441	367,659	-	368,100

Shares issued for liability of unissued shares	62,500	63	4,937	-	5,000

Shares held in escrow	14,150,000	14,150	(14,150)	-	-

Net Loss	-	-	-	(3,990,040)	(3,990,040)

Balance at March 31, 2018	183,172,888	$183,172	$17,529,013	$(17,720,891)	$(8,705)

Balance at December 31, 2018	185,943,138	$185,943	$19,198,343	$(19,736,986)	$(352,700)

Vesting of shares held in escrow	-	-	2,343,500	-	2,343,500

Issuance of common stock for services	400,000	400	379,600	-	380,000

Sale of common stock	150,000	150	74,850	-	75,000

Cancellation of escrow shares	(12,000,000)	(12,000)	12,000	-	-

Net Loss	-	-	-	(2,985,897)	(2,985,897)

Balance at March 31, 2019	174,493,138	$174,493	$22,008,293	$(22,722,883)	$(540,097)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net (Loss)	$(2,985,897)	$(3,990,040)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock based compensation	2,723,500	54,500
Loss on settlement of debt		3,632,500
Changes in assets and liabilities:
Accounts Receivable	-	(3,840)
Inventory	-	5,997
Accounts payable and accrued expenses	(3,566)	(17,493)
Accrued liabilities – related party	45,000	-
Net Cash Used In Operating Activities	(220,963)	(318,376)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party	121,000	-
Repayments to related party	-	(70,000)
Repayment on notes payable	-	(10,000)
Proceeds from sale of common stock	75,000	368,100
Cash flow provided by financing activities	196,000	288,100
Increase (Decrease) in Cash and Cash Equivalents	(24,963)	(30,276)
Cash and Cash Equivalents – Beginning of period	31,273	189,942

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,310	$159,666

Supplemental cash flow information:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Shares issued for debt and accrued interest	$-	$182,500
Shares issued related to liability for unissued shares	$-	$5,000
Shares issued and held in escrow	$-	$14,150
Cancellation of shares	$12,000	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED March 31, 2019 AND 2018

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

These interim condensed financial statements should be read in conjunction with the Company's audited financial statements and notes for the period ended December 31, 2018 filed with the Securities and Exchange Commission on Form 10-K filed on April 1, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures which are made are adequate to make the information presented not misleading.

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

There was no provision for doubtful accounts recorded at March 31, 2019 and December 31, 2018. The Company recorded $0 and $0 in bad debt expense for the three month periods ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, three customers made up 98.9% of the Company’s outstanding accounts receivable balance.

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

	March 31, 2019	December 31, 2018
Raw materials	$46,121	$46,121
Finished goods	37,573	37,573
	$83,694	$83,694

During the three months ended March 31, 2019 and 2018, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three months ended March 31, 2019 and 2018 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2019 and 2018, include 50,100,000 and 14,150,000, respectively, of common stock  until a change of control in the Company occurs. See Notes 3 and 4 below.

 New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

Leases

 In February 2016, the FASB issued Accounting Standards Update (ASU) No. ASU 2016-02, Leases, which amends existing lease accounting guidance, including the requirement to recognize most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has determined there is no impact to the financial statements as the Company does not have any lease agreements.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

As of March 31, 2019 and December 31, 2018, notes payable to related parties totaled $129,121 and $8,121, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the three months ended March 31, 2019, Mr. Beplate advanced the Company $121,000. During the year ended December 31, 2018, Mr. Beplate gave a personal vehicle to an employee of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. During 2018, the Company repaid a net amount of $305,207 of the outstanding notes payable balance from proceeds of private placements. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Per Mr. Beplate’s services agreement, he receives monthly compensation of $15,000 per month. During the year ended December 31, 2018, he received his entire salary of $180,000 and $61,500 of previously accrued compensation was paid, leaving a balance of $25,000.  During the three months ended March 31, 2019, $45,000 of compensation was accrued, leaving a balance of $70,000.

During the period ended March 31, 2019, 1,600,000 shares of common stock issued to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares of common stock issued to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares of common stock issued to a Technical Product Supervisor, who is the son of the office administrator which had been held in escrow became vested by the Board of Directors. These shares had a fair market value of $1.09 per share at the date of issuance and $2,343,500 has been expensed during the three-month period ended March 31, 2019.

 The Company, by board resolution, approved an executive compensation stock bonus package for Mr. Beplate such that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurs by December 31, 2019, Mr. Beplate shall receive an amount equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. It was intended that the board approved stock bonus package will be in lieu of the 5% stock bonus that Mr. Beplate is already entitled to in the event of a sale of the Company’s assets or change in control or merger transaction per his services agreement. See “Note 4” regarding the granting of Restricted Stock Unit Agreements (“RSU’s”) to various officers, directors and consultants covering an aggregate of 50,100,000 shares of common stock to be issued upon the satisfaction of certain conditions described in Note 4. Included in the RSU’s are 33,000,000 to Douglas Beplate in lieu of the compensation stock bonus package described above.

During the three months ended March 31, 2019, the Company issued 100,000 shares of common stock to each of two directors for services rendered.  The shares had a fair market value of $190,000.

Note 4. Issuances of Securities

Share issuances 2018

During the three months ended March 31, 2018, the Company issued an aggregate of 18,203,225 shares of common stock. The Company issued 50,000 shares of common stock valued at fair market value of $1.09 for services, 440,725 shares of common stock were sold for total proceeds of $276,100, $92,000 of proceeds were received for 133,333 shares of common stock not yet issued and recorded as liability for unissued shares, 62,500 shares of common stock were issued related to $5,000 of previously recorded liability for unissued shares and 14,150,000 shares of common stock with a fair market value of $15,423,500 were issued and placed in escrow. The 14,150,000 shares will be released from escrow upon the change of control of the Company, but would not be considered outstanding until and unless released from escrow (see “share issuances 2019” below). Management is unable to determine when a change of control will occur and $0 has been expensed as of March 31, 2018. The Company also issued 3,500,000 shares of common stock to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,632,500.

Share issuances 2019

During the three months ended March 31, 2019, 150,000 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $75,000, 200,000 shares of common stock were issued to securities counsel for services rendered with a fair value of $190,000 and 100,000 shares of common stock were issued to each of two directors for services rendered with a fair value of $190,000.

During the three months ended March 31, 2019, the following events occurred with respect to the aforementioned 14,150,000 shares held in escrow: During the period ended March 31, 2019, the Company issued (i)1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator which had been held in escrow became vested by the Board of Directors for services provided. These shares had a fair market value of $1.09 per share at the date of issuance and $2,343,500 has been expensed during the three  month period ended March 31, 2019.

The Company canceled 12,000,000 shares of the aforementioned 14,150,000 shares issued (which were not considered outstanding) in the first quarter of 2019 to various officers, directors and consultants.

Restricted stock units

The Board approved restricted stock unit agreements with its officers, directors and consultants covering an aggregate of 50,100,000 shares of common stock to be issued and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving gross revenues of $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management.

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2018	-	$-
Units granted	50,100,000	$0.94
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2019	50,100,000	$0.94

Management is unable to determine when a change of control will occur and as of March 31, 2019, there was $47,094,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 5. Litigation

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us, except as follow:

During 2017, a Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit. The parties have held various depositions and the Company has a motion to dismiss which is pending with the court. No accrual has been recorded related to this litigation.

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim and the Company filed several counterclaims alleging material misrepresentations by Maxim to various entities. The Company intends to vigorously defend Maxim’s complaint and to obtain relief pursuant to its counterclaims. Currently, the Company and Maxim have a scheduled arbitration with FINRA which will be held in September 2019.

Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, has filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada.. The claimant is claiming, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. We plan to vigorously respond to the claims and pursue our remedies. We cannot predict the outcome with certainty.

In the Southern District of New York, FSR Inc commenced a lawsuit in 2018 against Korsair Holdings A.G. seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas K. Beplate (“Beplate”) alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to  2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. As of the filing date of this Form 10-Q, the Company and Mr. Beplate have not been served with the summons and complaint, but upon service will vigorously defend this lawsuit. Further, the Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code.

Note 6. Other Notes Payable

During the year ended December 31, 2017, the Company received a total of $75,000 related to a note payable. The note had a maturity date of May 15, 2017 and interest accrued at the rate of 20% per annum. The Company paid down $42,500 of the balance during 2017 leaving a balance of $32,500 as of December 31, 2017. During the year ended December 31, 2018, the Company paid $10,000 of the balance and issued 1,000,000 shares of common stock to settle the remaining balance of $22,500. The balance was $0 as of December 31, 2018 and March 31, 2019.

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of March 31, 2019 and December 31, 2018 was as follows:

	2019	2018
Balance, beginning	$201,843	$211,843
Issuance of shares in satisfaction of liability	-	10,000
Balance, ending	$201,843	$201,843

The total number of shares granted but unissued were 2,414,059 and 2,414,059, as of March 31, 2019 and December 31, 2018, respectively.

 Note 7. Subsequent Events

The Company has evaluated events subsequent to March 31, 2019, through the date whereupon the financial statements were issued and has determined that there are no other material events that need to be disclosed, except as follows:

The Company raised $200,000 at a purchase price of $0.50 per share from securities counsel to the Company and $877,000 at a purchase price of $0.65 per share, from various non-affiliated investors. As of the filing date of this form 10-Q, the Company has cash on hand of approximately $801,500.

On April 22, 2019, the Company agreed to issue to Mr. Beplate convertible demand loans representing all outstanding cash loans made by Mr. Beplate to the Company. For any outstanding loans made on or before April 15, 2019, the loans are convertible at $.50 per share and for all loans subsequent to April 15, 2019, the notes are convertible at $.65 per share, in each case at the sole discretion of Mr. Beplate. Currently, Mr. Beplate holds $192,121 in convertible notes at $.50 per share (including the $121,129 owed at March 21, 2019). All future cash  loans made by Mr. Beplate, if any, would  be  made with convertible demand notes issued to him and convertible at $.65 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with SEC on April 1, 2019.

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

 Plan of Operation

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

Results of Operations

Three Months ended March 31, 2019 versus Three Months ended March 31, 2018

During the first quarter of 2019 and 2018, the Company had $0 and $29,928 of revenues, respectively. Revenues decreased compared to the prior year due to a change in focus and a pivot of all the Company’s energy in making our technology and product more commercially viable, by attempting to obtain FDA class III approval for internal surgical purposes. This process requires 100% of the Company’s resources and energy so the focus was removed from sales and marketing and full attention was focused on the FDA process. The reason for this change is that the Company believes the greatest value to its shareholders would come from this FDA class III approval for general surgical use. The anticipated completion of the human trials is expected to allow the Company to foster interest from potential merger and acquisition candidates. Also, with the Company’s focus on an acquisition partner, the Company did not want to engage new distribution partners that may create conflicts with the new prospective acquisition companies and tie their hands from a revenue or branding perspective. However, if a merger and acquisition candidate is identified current vendor and future relationships and all pending purchase orders will be handed to the acquiring company for its facilitation. No assurances can be given that the Company will complete a transaction with a merger candidate on terms satisfactory to us, if at all.

Total operating expenses for the first quarter of 2019 and 2018 were $2,985,897 and $378,591, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees. The Company issued 400,000 shares of common stock for services valued at $380,000 and 2,150,000 shares of common stock valued at $2,343,500 vested during the first quarter of 2019 compared to 50,000 shares of common stock for services valued at $54,500 during the first quarter of 2018.

Our net loss for the quarter ended March 31, 2019 was $2,985,897 as compared to net loss of $3,990,040 for the comparable period of the prior year. The decrease in the net loss is due to the Company having an increase in operating expenses of $2,607,306 as explained above offset by a decrease of $3,632,500 in loss on settlement of debt.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019, the Company had a negative working capital of $540,097 and stockholders' deficiency of $540,097. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2018 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at March 31, 2019 and December 31, 2018 was $6,310 and $31,273, respectively. Subsequent to March 31, 2019, the Company raised $200,000 at a purchase price of $0.50 per share from securities counsel to the Company and $877,000 at a purchase price of $0.65 per share, from various non-affiliated investors. As of the filing date of this form 10-Q, the Company has cash on hand of approximately $870,000.

Net cash used in operating activities for the three months ended March 31, 2019 was $220,963. The Company had net loss of $2,985,897 offset by stock issued for services of $380,000 and vesting of escrow shares of $2,343,500. The Company also had a decrease in accounts payable and accrued expenses of $3,566 and an increase in accrued liabilities – related party of $45,000. Net cash provided by financing activities was $196,000. This was due to the Company receiving $75,000 in proceeds from the sale of stock and receiving $121,000 from related party advances.

Net cash used in operating activities for the three months ended March 31, 2018 was $318,376. The Company had net loss of $3,990,040 offset by stock issued for services of $54,500 and loss on settlement of debt of $3,632,500. The Company also had an increase in accounts receivable of $3,840, a decrease in inventory of $5,997 and a decrease in accounts payable and accrued expenses of $17,493. Net cash provided by financing activities was $288,100. This was due to the Company receiving $368,100 in proceeds from the sale of stock and repaying $70,000 in related party advances and $10,000 in notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes revenues in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its HemoStyp product by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

As of March 31, 2019, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 5” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2019 through March 31, 2019, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion

Jan. – March 31, 2019	Common Stock	2,700,000	$75,000 in cash, $2,723,500 in services rendered,	Rule 506;	Not applicable
			no commissions paid	Section 4(2)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement - Louis Schiliro (8)

10.5	Restricted Stock Unit Agreement - Douglas Beplate (8)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

(8)	Incorporated by reference to form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

