Form 10-Q
period 2019-06-30
United Health Products, Inc.
filed 2019-08-14
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
N/A	N/A	N/A

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

The number of shares issued of the Registrant's Common Stock, as of August 13, 2019 was 176,588,907 issued and outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$500,895	$31,273
Accounts Receivable	36,019	11,010
Inventory	99,807	83,694
Total current assets	636,721	125,977

TOTAL ASSETS	$636,721	$125,977

Current Liabilities
Accounts payable and accrued expenses	$235,214	$243,713
Liability for unissued shares	201,843	201,843
Accrued liabilities - related parties	55,121	25,000
Notes payable – related parties	-	8,121
Total current liabilities	492,178	478,677

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 176,588,907 and 185,943,138 shares issued at June 30, 2019 and December 31, 2018, respectively and 176,588,907 and 171,793,138 shares outstanding at June 30, 2019 and December 31, 2018, respectively	176,589	185,943
Additional Paid-In Capital	23,403,837	19,198,343
Accumulated Deficit	(23,435,883)	(19,736,986)
Total Stockholders' Equity (Deficiency)	144,543	(352,700)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$636,721	$125,977

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$25,009	$1,851	$25,009	$31,778

Cost of goods sold	9,887	1,791	9,887	10,667

Gross profit	15,122	60	15,122	21,111

Operating Costs and Expenses
Selling, general and administrative expenses	356,369	918,491	3,314,861	1,297,083
Research and development	214,863	-	242,268	-
Total Operating Expenses	571,232	918,491	3,557,129	1,297,083

Loss from Operations	(556,110)	(918,431)	(3,542,007)	(1,275,972)

Other Income (Expenses)
Interest Expense	(156,890)	-	(156,890)	-
Other Income	-	3,886	-	3,886
Loss on debt settlement	-	-	-	(3,632,500)

Total other income (expenses)	(156,890)	3,886	(156,890)	(3,628,614)

Net Loss	$(713,000)	$(914,545)	$(3,698,897)	(4,904,586)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	(0.03)

Weighted average number of shares outstanding	175,270,956	169,787,931	173,730,328	168,984,736

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three and Six Months Ended June 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	164,969,663	$164,969	$13,304,617	$(13,730,851)	$(261,265)

Issuance of shares for notes payable and accrued interest	3,500,000	3,500	3,811,500	-	3,815,000

Issuance of common stock for services	50,000	50	54,450	-	54,500

Sale of common stock	440,725	441	275,660	-	276,101

Shares issued for liability of unissued shares	62,500	63	4,937	-	5,000

Shares held in escrow	14,150,000	14,150	(14,150)	-	-

Net Loss	-	-	-	(3,990,041)	(3,990,041)

Balance at March 31, 2018	183,172,888	$183,173	$17,437,014	$(17,720,892)	$(100,705)

Issuance of common stock for services	800,000	800	619,200	-	620,000

Sale of common stock	698,697	699	481,401	-	482,100

Shares issued for liability of unissued shares	137,059	137	91,863	-	92,000

Net Loss	-	-	-	(914,545)	(914,545)

Balance at June 30, 2018	184,808,644	$184,809	$18,629,478	$(18,635,437)	$178,850

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three and Six Months Ended June 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	185,943,138	$185,943	$19,198,343	$(19,736,986)	$(352,700)

Vesting of shares held in escrow	-	-	2,343,500	-	2,343,500

Issuance of common stock for services	400,000	400	379,600	-	380,000

Sale of common stock	150,000	150	74,850	-	75,000

Cancellation of escrow shares	(12,000,000)	(12,000)	12,000	-	-

Net Loss	-	-	-	(2,985,897)	(2,985,897)

Balance at March 31, 2019	174,493,138	$174,493	$22,008,293	$(22,721,883)	$(540,097)

Sale of common stock	1,685,769	1,686	1,034,064	-	1,035,750

Issuance of shares for notes payable and accrued liabilities – related party	410,000	410	204,590	-	205,000

Beneficial conversion feature	-	-	156,890	-	156,890

Net Loss	-	-	-	(713,000)	(713,000)

Balance at June 30, 2019	176,588,907	$176,589	$23,403,837	$(23,435,883)	$144,543

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net (Loss)	$(3,698,897)	$(4,904,586)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock based compensation	2,723,500	674,500
Loss on settlement of debt	-	3,632,500
Amortization of debt discount	156,890	-
Changes in assets and liabilities:
Accounts Receivable	(25,009)	(5,641)
Inventory	(16,113)	6,216
Prepaid and other current assets	-	12,114
Accounts payable and accrued expenses	(8,499)	(42,492)
Accrued liabilities – related party	35,000	-
Net Cash Used In Operating Activities	(833,128)	(627,389)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party	192,000	-
Repayments to related party	-	(78,500)
Repayment on notes payable	-	(10,000)
Proceeds from sale of common stock	1,110,750	855,201
Cash flow provided by financing activities	1,302,750	766,701
Increase in Cash and Cash Equivalents	469,622	139,312
Cash and Cash Equivalents – Beginning of period	31,273	189,942

CASH AND CASH EQUIVALENTS – END OF PERIOD	$500,895	$329,254

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Shares issued for debt and accrued interest	$-	$182,500
Shares issued related to liability for unissued shares	$-	$97,000
Shares issued and held in escrow	$-	$14,150
Share issued for notes payable and accrued liabilities – related party	$205,000	$-
Cancellation of shares	$12,000	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED June 30, 2019 AND 2018

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There was no provision for doubtful accounts recorded at June 30, 2019 and December 31, 2018. The Company recorded $0 and $0 in bad debt expense for the three and six month periods ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019, one customer made up 100% of the Company’s net revenue and three customers made up 94% of the Company’s outstanding accounts receivable balance.

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

	June 30, 2019	December 31, 2018
Raw materials	$72,121	$46,121
Finished goods	27,686	37,573
	$99,807	$83,694

During the six months ended June 30, 2019 and 2018, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the shares of common stock held in escrow. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three and six months ended June 30, 2019 and 2018 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2019 and 2018, include 50,100,000 of restricted stock units and 14,150,000 of common stock held in escrow, respectively.

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

Note 3. Related Party Transactions

As of June 30, 2019 and December 31, 2018, notes payable to related parties totaled $0 and $8,121, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the six months ended June 30, 2019, Mr. Beplate advanced the Company $192,000.

On April 22, 2019, the Company agreed to issue to Mr. Beplate convertible demand loans representing all outstanding cash loans made by Mr. Beplate to the Company. For any outstanding loans made on or before April 15, 2019, the loans are convertible at $0.50 per share and for all loans subsequent to April 15, 2019, the notes are convertible at $0.65 per share, in each case at the sole discretion of Mr. Beplate. The Company’s stock price on April 22, 2019 was $0.90 which resulted in a beneficial conversion feature of $156,890 which was recorded to interest expense.

During the six months ended June 30, 2019, Mr. Beplate converted $205,000 of notes payable and accrued liabilities at a conversion price of $0.50 into 410,000 shares of common stock. There is $0 remaining as unamortized debt discount.

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

Per Mr. Beplate’s services agreement, he receives monthly compensation of $15,000 per month. During the year ended December 31, 2018, he received his entire salary of $180,000 and $61,500 of previously accrued compensation was paid, leaving a balance of $25,000. During the six months ended June 30, 2019, $35,000 of compensation was accrued and $4,879 was converted into stock as mentioned above, leaving a balance of $55,121.

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

During the six months ended June 30, 2019, the Company issued 100,000 shares of common stock to each of two directors for services rendered. The shares had a fair market value of $190,000.

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

Share issuances 2019

During the six months ended June 30, 2019, 1,435,769 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $910,750, 400,000 shares of common stock were sold to securities counsel for total cash proceeds of $200,000, 200,000 shares of common stock were issued to securities counsel for services rendered with a fair value of $190,000, 100,000 shares of common stock were issued to each of two directors for services rendered with a fair value of $190,000 and 410,000 shares of common stock were issued to the Company’s CEO for conversion of notes payable and accrued liabilities totaling $205,000.   During the six months ended June 30, 2019, the following events occurred with respect to the aforementioned 14,150,000 shares held in escrow:

During the period ended June 30, 2019, the Company issued (i)1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator which had been held in escrow and became vested by the Board of Directors for services provided. These shares had a fair market value of $1.09 per share at the date of issuance and $2,343,500 has been expensed during the six month period ended June 30, 2019.

The Company canceled 12,000,000 shares of the aforementioned 14,150,000 shares issued (which were not considered outstanding) in the first quarter of 2019 to various officers, directors and consultants.

Restricted stock units

The Board approved restricted stock unit agreements with its officers, directors and consultants covering an aggregate of 50,100,000 shares of common stock to be issued and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving gross revenues of $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management. Restricted Stock Units for 12,000,000 shares were issued in replacement of the 12,000,000 shares that were canceled as described above.

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2018	-	$-
Units granted	50,100,000	$0.94
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at June 30, 2019	50,100,000	$0.94

Management is unable to determine when a change of control will occur and as of June 30, 2019, there was $47,094,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 5. Litigation

There are no legal proceedings pending or threatened against us, except as follows:

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

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim and the Company filed several counterclaims alleging material misrepresentations by Maxim to various entities. The Company intends to vigorously defend Maxim’s complaint and to pursue to its counterclaims. Currently, the Company and Maxim have a scheduled arbitration with FINRA which will be held in September 2019.

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

In the Southern District of New York, FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas K. Beplate (“Beplate”) alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code.

Note 6. Liability for Unissued Shares

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of June 30, 2019 and December 31, 2018 was as follows:

	2019	2018
Balance, beginning	$201,843	$211,843
Issuance of shares in satisfaction of liability	-	(10,000)
Balance, ending	$201,843	$201,843

The total number of shares granted but unissued were 2,414,059 and 2,414,059, as of June 30, 2019 and December 31, 2018, respectively.

 Note 7. Subsequent Events

The Company has evaluated events subsequent to June 30, 2019, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed.

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

•

The Company’s 2” x 4” Trauma Gauze™ product has been selected as the feature component for a new Advanced Wound Care Kit for Dick’s Sporting Goods (NYSE DKS).The Hemostyp pouches have been included under the Field and Stream label and are available in their stores nationwide since February 2018.

•

In January 2018, the Company’s distribution partner, Quantum Health Group, filed an application for Class III use in general internal surgical procedures with the Ministry of Food and Drug Safety (“MFDS”) in South Korea. The Ministry of Food and Drug Safety provides the vision of "Safe Food and Drug, Healthy People, Well-being Society" and making extensive efforts to safeguard consumers and promote the public health by ensuring the safety of all foods, drugs, cosmetics, herbal medicines, and medical devices. Quantum received a response requiring additional data and testing. The Company intends to respond to the request and complete our application.

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

13

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

•

In August 2019, the Company announced that it has successfully completed the surgeries for its Human Trial study “Efficacy and Safety of HemoStyp as an Adjunct for Management of Secondary Hemostasis in the Operative Setting” which finalizes human trial enrollment. The Company is compiling and presenting all study data and human surgical results to an independent firm that will certify all data and finalize the Company’s PMA submission for class III FDA approval.

•

In August 2019, the Company also announced that it has filed a patent application covering methods of forming and using a hemostatic material, and more specifically, methods of forming and using a hemostatic hydrocolloid that is formed into a gel, foam or spray used to control bleeding and oozing from a variety of wounds. Upon approval of the new patent, this will allow for the HemoStyp hydrocolloid to act as a conduit to transfer other properties associated with the treatment of wounds within the hydrocolloid. This enables HemoStyp to be bundled as a suite of multiple products for surgical and wound care applications.

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

 Plan of Operation

We believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. In addition, our preliminary tests lead us to believe that the HemoStyp technology can compete successfully against established market participants and allow us to gain market share. Given this assessment, we have devoted considerable resources in 2018 and 2019 and currently completing the FDA process to gain access to this market in the U.S.

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

In August 2019, the Company announced that it has successfully completed the surgeries for its Human Trial study Efficacy and Safety of HemoStyp as an Adjunct for Management of Secondary Hemostasis in the Operative Setting which finalizes human trial enrollment. The Company is compiling and presenting all study data and human surgical results to an independent firm that will certify all data and finalize the Company s PMA submission for class III FDA approval.

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

Results of Operations

Three Months ended June 30, 2019 versus Three Months ended June 30, 2018

During the three months ended June 30, 2019 and 2018, the Company had $25,009 and $1,851 of revenues, respectively. The increase in revenues is due to the Company having one customer order product during the current year compared to minimal revenues in the comparable quarter of the prior year. The Company has changed its focus and a pivot of all the Company’s energy in making our technology and product more commercially viable, by attempting to obtain FDA class III approval for internal surgical purposes. This process requires 100% of the Company’s resources and energy so the focus was removed from sales and marketing and full attention was focused on the FDA process. The reason for this change is that the Company believes the greatest value to its shareholders would come from this FDA class III approval for general surgical use. The completion of the human trials is expected to allow the Company to foster interest from potential merger and acquisition candidates. Also, with the Company’s focus on an acquisition partner, the Company did not want to engage new distribution partners that may create conflicts with the new prospective acquisition companies and tie their hands from a revenue or branding perspective. However, we expect that if a merger and acquisition candidate is identified, current vendor and future relationships and all pending purchase orders will be handed to the acquiring company for its facilitation. No assurances can be given that the Company will complete a transaction with a merger candidate on terms satisfactory to us, if at all.

Total operating expenses for the three months ended June 30, 2019 and 2018 were $571,232 and $918,491, respectively. The decrease in operating expenses is due primarily to a decrease in consulting/professional fees offset by an increase in research and development expenses of $214,863. The decrease in consulting/professional fees is due to the Company issuing 800,000 shares of common stock for services valued at $620,000 to various medical advisors during the three months ended June 30, 2018 and during the three months ended June 30, 2019 the Company did not issue any stock for services. The increase in research and development expenses is due to the Company going through the process to obtain FDA class III approval during the current period and not having these expenses in the prior year.

Our net loss for the three months ended June 30, 2019 and 2018 was $713,000 and $914,545, respectively. The decrease in the net loss is due to the Company not issuing shares for services during the period compared to shares issued for services of $620,000 as mentioned above, offset by an increase in research and development expense of $214,863 and interest expense of $156,890 related to amortization of debt discount related to beneficial conversion feature on notes payable – related party.

Six Months ended June 30, 2019 versus Six Months ended June 30, 2018

During the six months ended June 30, 2019 and 2018, the Company had $25,009 and $31,778 of revenues, respectively. The decrease in revenues is due to the Company changing its focus and pivot all the Company’s energy in making our technology and product more commercially viable, by attempting to obtain FDA class III approval for internal surgical purposes. This process requires 100% of the Company’s resources and energy so the focus was removed from sales and marketing and full attention was focused on the FDA process. The reason for this change is that the Company believes the greatest value to its shareholders would come from this FDA class III approval for general surgical use. The completion of the human trials is expected to allow the Company to foster interest from potential merger and acquisition candidates. Also, with the Company’s focus on an acquisition partner, the Company did not want to engage new distribution partners that may create conflicts with the new prospective acquisition companies and tie their hands from a revenue or branding perspective. However, we expect that if a merger and acquisition candidate is identified, current vendor and future relationships and all pending purchase orders will be handed to the acquiring company for its facilitation. No assurances can be given that the Company will complete a transaction with a merger candidate on terms satisfactory to us, if at all.

Total operating expenses for the six months ended June 30, 2019 and 2018 were $3,557,129 and $1,297,083, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees and an increase in research and development expenses. The increase in consulting/professional fees is due to the Company issuing 400,000 shares of common stock for services valued at $380,000 and 2,150,000 shares of common stock valued at $2,343,500 vested during the six months ended June 30, 2019 compared to the Company issuing 850,000 shares of common stock valued at $674,500 to various medical advisors during the six month period ended June 30, 2018. The increase in research and development of $242,268 is due to the Company going through the process to obtain FDA class III approval during the current period and not having these expenses in the prior year.

Our net loss for the six months ended June 30, 2019 was $3,698,897 as compared to net loss of $4,904,586 for the comparable period of the prior year. The decrease in the net loss is due to the Company having an increase in operating expenses of $2,260,046 as explained above, an increase of $242,268 in research and development expenses along with an increase of $156,890 of interest expense related to amortization of debt discount related to beneficial conversion feature on notes payable – related party offset by a decrease of $3,632,500 in loss on settlement of debt.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019, the Company had working capital of $144,543 and stockholders' equity of $144,543. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2018 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at June 30, 2019 and December 31, 2018 was $500,895 and $31,273, respectively.

Net cash used in operating activities for the six months ended June 30, 2019 was $833,128. The Company had net loss of $3,698,897 offset by stock issued for services of $2,723,500 and amortization of debt discount of $156,890. The Company also had an increase in accounts receivable of $25,009, an increase in inventory of $16,113, a decrease in accounts payable and accrued expenses of $8,499 and an increase in accrued liabilities – related party of $35,000. Net cash provided by financing activities was $1,302,750. This was due to the Company receiving $1,110,750 in proceeds from the sale of stock and receiving $192,000 from related party advances.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no off-balance sheet arrangements.

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

As of June 30, 2019, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 5” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2019 through June 30, 2019, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 31, 2019	Common Stock	550,000	$75,000 in cash, $380,000 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2019	Common Stock	2,095,769	$1,035,750 in cash, $205,00 conversion of notes payable and accrued liabilities	Rule 506; Section 4(2)	Convertible at $0.50/share

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement - Louis Schiliro (8)

10.5	Restricted Stock Unit Agreement - Douglas Beplate (8)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7) (8)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015. Incorporated by reference to form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

