Form 10-Q/A
period 2019-06-30
United Health Products, Inc.
filed 2019-08-21
CIK 1096938

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 of United Health Products, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2019 (the “Form 10-Q”) is to update the cover page of the Form 10-Q to correct typographical errors.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2019.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

3