Form 10-Q
period 2019-09-30
United Health Products, Inc.
filed 2019-11-01
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	UEEC	OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405) of this Chapter) during the 12 preceding months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares issued of the Registrant's Common Stock, as of October 31, 2019 was 176,588,907 issued and outstanding.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$88,219	$31,273
Accounts Receivable	36,019	11,010
Inventory	109,627	83,694
Total current assets	233,865	125,977

TOTAL ASSETS	$233,865	$125,977

Current Liabilities
Accounts payable and accrued expenses	$306,895	$243,713
Liability for unissued shares	201,843	201,843
Accrued liabilities - related parties	17,251	25,000
Notes payable – related parties	-	8,121
Total current liabilities	525,989	478,677

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 176,588,907 and 185,943,138 shares issued at September 30, 2019 and December 31, 2018, respectively and 176,588,907 and 171,793,138 shares outstanding at September 30, 2019 and December 31, 2018, respectively	176,589	185,943
Additional Paid-In Capital	23,403,837	19,198,343
Accumulated Deficit	(23,872,550)	(19,736,986)
Total Stockholders' Deficiency	(292,124)	(352,700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$233,865	$125,977

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$9,048	$25,009	$40,826

Cost of goods sold	-	3,480	9,887	14,147

Gross profit	-	5,568	15,122	26,679

Operating Costs and Expenses
Selling, general and administrative expenses	294,847	403,359	3,609,708	1,700,442
Research and development	141,820	-	384,088	-
Total Operating Expenses	436,667	403,359	3,993,796	1,700,442

Loss from Operations	(436,667)	(397,791)	(3,978,674)	(1,673,763)

Other Income (Expenses)
Interest Expense	-	-	(156,890)	-
Other Income	-	-	-	3,886
Loss on debt settlement	-	-	-	(3,632,500)

Total other income (expenses)	-	-	(156,890)	(3,628,614)

Net Loss	$(436,667)	$(397,791)	$(4,135,564)	(5,302,377)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	(0.03)

Weighted average number of shares outstanding	176,588,907	170,672,664	174,693,659	169,553,562

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three and Nine Months Ended September 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	164,969,663	$164,969	$13,304,617	$(13,730,851)	$(261,265)

Issuance of shares for notes payable and accrued interest	3,500,000	3,500	3,811,500	-	3,815,000

Issuance of common stock for services	50,000	50	54,450	-	54,500

Sale of common stock	440,725	441	275,660	-	276,101

Shares issued for liability of unissued shares	62,500	63	4,937	-	5,000

Shares held in escrow	14,150,000	14,150	(14,150)	-	-

Net Loss	-	-	-	(3,990,041)	(3,990,041)

Balance at March 31, 2018	183,172,888	$183,173	$17,437,014	$(17,720,892)	$(100,705)

Issuance of common stock for services	800,000	800	619,200	-	620,000

Sale of common stock	698,697	699	481,401	-	482,100

Shares issued for liability of unissued shares	137,059	137	91,863	-	92,000

Net Loss	-	-	-	(914,545)	(914,545)

Balance at June 30, 2018	184,808,644	$184,809	$18,629,478	$(18,635,437)	$178,850

Sale of common stock	14,494	14	9,986	-	10,000

Net Loss	-	-	-	(397,791)	(397,791)

Balance at September 30, 2018	184,823,138	$184,823	$18,639,464	$(19,033,228)	$(208,941)

See notes to unaudited condensed financial statements

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three and Nine Months Ended September 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	185,943,138	$185,943	$19,198,343	$(19,736,986)	$(352,700)

Vesting of shares held in escrow	-	-	2,343,500	-	2,343,500

Issuance of common stock for services	400,000	400	379,600	-	380,000

Sale of common stock	150,000	150	74,850	-	75,000

Cancellation of escrow shares	(12,000,000)	(12,000)	12,000	-	-

Net Loss	-	-	-	(2,985,897)	(2,985,897)

Balance at March 31, 2019	174,493,138	$174,493	$22,008,293	$(22,722,883)	$(540,097)

Sale of common stock	1,685,769	1,686	1,034,064	-	1,035,750

Issuance of shares for notes payable and accrued liabilities – related party	410,000	410	204,590	-	205,000

Beneficial conversion feature	-	-	156,890	-	156,890

Net Loss	-	-	-	(713,000)	(713,000)

Balance at June 30, 2019	176,588,907	$176,589	$23,403,837	$(23,435,883)	$144,543

Net Loss	-	-	-	(436,667)	(436,667)

Balance at September 30, 2019	176,588,907	$176,589	$23,403,837	$(23,872,550)	$(292,124)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net (Loss)	$(4,135,564)	$(5,302,377)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock based compensation	2,723,500	674,500
Loss on settlement of debt	-	3,632,500
Bad debt expense	-	100,000
Expenses paid by officer	-	30,000
Amortization of debt discount	156,890	-
Changes in assets and liabilities:
Accounts Receivable	(25,009)	(8,429)
Inventory	(25,933)	2,701
Prepaid and other current assets	-	12,114
Accounts payable and accrued expenses	63,182	(41,763)
Accrued liabilities – related party	(2,870)	-
Net Cash Used in Operating Activities	(1,245,804)	(900,754)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party notes payable	292,000	15,000
Repayments to related party	(100,000)	(143,500)
Repayment on notes payable	-	(10,000)
Proceeds from sale of common stock	1,110,750	980,200
Cash flow provided by financing activities	1,302,750	841,700

Increase in Cash and Cash Equivalents	56,946	(59,054)
Cash and Cash Equivalents – Beginning of period	31,273	189,942

CASH AND CASH EQUIVALENTS – END OF PERIOD	$88,219	$130,888

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Shares issued for debt and accrued interest	$-	$182,500
Shares issued related to liability for unissued shares	$-	$97,000
Shares issued and held in escrow	$-	$14,150
Share issued for notes payable and accrued liabilities – related party	$205,000	$-
Cancellation of shares	$12,000	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2019 AND 2018

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

There was no provision for doubtful accounts recorded at September 30, 2019 and December 31, 2018. The Company recorded $0 and $0 in bad debt expense for the three- and nine- month periods ended September 30, 2019, respectively. The Company recorded $100,000 and $100,000 in bad debt expense for the three- and nine-month periods ended September 30, 2018, respectively.

For the nine months ended September 30, 2019, one customer made up of 100% of the Company’s net revenue and three customers made up 94% of the Company’s outstanding accounts receivable balance.

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

	September 30, 2019	December 31, 2018
Raw materials	$81,941	$46,121
Finished goods	27,686	37,573
	$109,627	$83,694

During the nine months ended September 30, 2019 and 2018, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

Stock Based Compensation

The Company issues restricted stock to consultants and employees for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock for non-employees is measured at the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached and expense is recognized during the term at which the counterparty's performance is earned or at the date the shares are considered non-forfeitable. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the shares of common stock held in escrow. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three and nine months ended September 30, 2019 and 2018 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of September 30, 2019 and 2018, include 50,100,000 of restricted stock units and 14,150,000 of common stock held in escrow, respectively.

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

Note 3. Related Party Transactions

As of September 30, 2019 and December 31, 2018, notes payable to related parties totaled $0 and $8,121, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer. During the nine months ended September 30, 2019, Mr. Beplate advanced the Company $292,000 and the Company made repayments to Mr. Beplate totaling $100,000.

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

During the nine months ended September 30, 2019, Mr. Beplate converted $205,000 of notes payable and accrued liabilities at a conversion price of $0.50 into 410,000 shares of common stock. There is $0 remaining as unamortized debt discount.

During the year ended December 31, 2018, Mr. Beplate gave a personal vehicle to an employee of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. During 2018, the Company repaid a net amount of $305,207 of the outstanding notes payable balance from proceeds of private placements. These loans were for operating expenses of the Company, were due on demand and had no interest rate.

Per Mr. Beplate’s services agreement, he receives monthly compensation of $15,000 per month. During the year ended December 31, 2018, he received his entire salary of $180,000 and $61,500 of previously accrued compensation was paid, leaving a balance of $25,000. During the nine months ended September 30, 2019, $22,130 of compensation was accrued and $4,879 was converted into stock as mentioned above, leaving a balance of $17,251.

In March 2019, the Company granted Mr. Beplate 33,000,000 Restricted Stock Units (RSU’s) which vest and are issuable upon the achievement of certain conditions described in Note 4. These RSU’s were included as part of the Company’s grant of an aggregate of 50,100,000 RSUs to various officers, directors and consultants which all vest on substantially the same terms. The RSUs granted to Mr. Beplate replaced an executive compensation stock bonus package that was granted to Mr. Beplate in December 2018 which had provided that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurred by December 31, 2019, Mr. Beplate would have been entitled to receive a number of shares equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. The December 2018 executive compensation stock bonus package had, in turn, replaced a previously issued 5% stock bonus granted to Mr. Beplate that would have been issuable in the event of a sale of the Company’s assets or change in control or merger transaction, per his services agreement. See “Note 4” regarding the granting of the RSUs.

During the nine months ended September 30, 2019, the Company issued 100,000 shares of common stock to each of two directors for services rendered. The shares had a fair market value of $190,000.

Note 4. Issuances of Securities

Share issuances 2018

During the nine months ended September 30, 2018, the Company issued an aggregate of 19,853,475 shares of common stock. The Company issued 850,000 shares of common stock with a total fair market value of $674,500 for services, 1,283,728 shares of common stock were sold for total proceeds of $980,200, $125,000 of the proceeds received were for 181,159 shares of common stock not yet issued and recorded as liability for unissued shares, 69,747 shares of common stock were issued related to $10,000 of previously recorded liability for unissued shares during 2017 and 14,150,000 shares of common stock with a fair market value of $15,423,500 were issued to officers and various consultants for services to be provided related to a change of control of the Company and placed in escrow. The shares were to be released from escrow upon the change of control of the Company. Management was unable to determine when a change of control will occur and $0 was expensed as of September 30, 2018. The Company also issued 3,500,000 shares of common stock to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,632,500.

Share issuances 2019

During the nine months ended September 30, 2019, 1,435,769 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $910,750, 400,000 shares of common stock were sold to securities counsel for total cash proceeds of $200,000, 200,000 shares of common stock were issued to securities counsel for services rendered with a fair value of $190,000, 100,000 shares of common stock were issued to each of two directors for services rendered with a fair value of $190,000 and 410,000 shares of common stock were issued to the Company’s CEO for conversion of notes payable and accrued liabilities totaling $205,000.

During the nine months ended September 30, 2019, the following events occurred with respect to the aforementioned 14,150,000 shares held in escrow:

During the period ended September 30, 2019, the Company issued (i)1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator which had been held in escrow and became vested by the Board of Directors for services provided. These shares had a fair market value of $1.09 per share at the date of issuance and $2,343,500 has been expensed during the nine-month period ended September 30, 2019.

The Company canceled 12,000,000 shares of the aforementioned 14,150,000 shares issued (which were escrowed and not considered outstanding) in the first quarter of 2019 to various officers, directors and consultants.

Restricted stock units

The Board approved Restricted Stock Unit Agreements (“RSU Agreements”) with certain of its officers, directors and consultants representing an aggregate of 50,100,000 shares of common stock to be issued and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving quarterly gross revenue that, when annualized, represents gross annual revenues of at least $20,000,000 by December 31, 2019, or (iii) the commencement of an action or event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or change in the Company’s management.

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2018	-	$-
Units granted	50,100,000	$0.94
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at September 30, 2019	50,100,000	$0.94

Management is unable to determine when a change of control will occur and as of September 30, 2019, there was $47,094,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

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

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim and the Company filed several counterclaims alleging material misrepresentations by Maxim to various entities. The Company intends to vigorously defend Maxim’s complaint and to seek to obtain relief pursuant to its counterclaims. Currently, the Company and Maxim have rescheduled arbitration dates with FINRA which will be held in the first quarter of 2020.

Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, has filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant is claiming, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. We filed a motion to dismiss the plaintiff’s claims which is pending before the court.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas Beplate alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code.

In October 2019, the Company filed a defamation, trade libel and unlawful and deceptive practices lawsuit. See further details in Item 2.

Due to uncertainties inherent in litigation, we cannot predict the outcome of these legal proceedings.

Note 6. Liability for Unissued Shares

The Company has recognized a "Liability for unissued shares" for shares granted to employees and consultants along with shares purchased by investors, but unissued as of the balance sheet date. The granted shares are recorded at the fair market value of the shares to be issued at the grant date and a corresponding current liability is recorded for these unissued shares. The activity in this account and balances, classified as Liabilities for unissued shares, as of September 30, 2019 and December 31, 2018 was as follows:

	2019	2018
Balance, beginning	$201,843	$211,843
Issuance of shares in satisfaction of liability	-	10,000
Balance, ending	$201,843	$201,843

The total number of shares granted but unissued were 2,414,059 and 2,414,059, as of September 30, 2019 and December 31, 2018, respectively.

 Note 7. Subsequent Events

The Company has evaluated events subsequent to September 30, 2019, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed.

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

Recent Developments

The following developments in the Company’s business have occurred during 2019:

•	In August 2019, the Company successfully completed the surgeries for its Human Trial study “Efficacy and Safety of HemoStyp as an Adjunct for Management of Secondary Hemostasis in the Operative Setting” which finalized human trial enrollment. The Company is compiling and presenting all study data and human surgical results to an independent firm that will certify all data and finalize the Company’s Class III PMA submission for FDA approval.

•	In August 2019, the Company filed a patent application covering methods of forming and using a hemostatic material, and more specifically, methods of forming and using a hemostatic hydrocolloid that is formed into a gel, foam or spray used to control bleeding and oozing from a variety of wounds. The approval of the new patent would allow for the HemoStyp hydrocolloid to act as a conduit to transfer other properties associated with the treatment of wounds within the hydrocolloid. This would enable HemoStyp to be bundled as a suite of multiple products for surgical and wound care applications. We cannot assure that our patent application will be granted.

•	Furthermore, in August 2019, the Company received the pathology results of a preclinical animal study to assess the effect of HemoStyp on bone tissue. The Company conducted the animal study to evaluate the suitability of HemoStyp in contact with bone in the chronic swine model, and to validate HemoStyp for this application. This study and indication are independent of the current PMA application and will potentially allow UHP to access new and significant market opportunities. The study results determined that there was no adverse pH effect on the bone and surrounding tissue, which UHP believes demonstrate the potential for safe application of HemoStyp in human orthopedic procedures.

•	Additionally, in August 2019, the final patient had completed their follow up study visit in the Company’s HemoStyp Human Clinical Trial. This trial was conducted on 236 Western Institutional Review Board approved and consented patients. Comparative hemostatic product testing was conducted on Level 1 and Level 2 bleeds on the Lewis bleeding scale during abdominal, cardiovascular, thoracic and vascular surgeries. The study is a randomized trial with safety and efficacy endpoints for FDA PMA Class III submission.

•	In October 2019 the Company filed a defamation, trade libel and unlawful and deceptive practices lawsuit against White Diamond Research LLC, Adam Gefvert, Streetsweeper.org, Sonya Colberg and others in response to a stock manipulation scheme to injure UHP for illegitimate personal gain. The complaint alleges that in August 2019 the above defendants published false and defamatory statements about UHP in “short and distort” schemes to artificially drive down the market price of UHP’s common stock while at the same time having a short position in UHP’s stock, so they could obtain illicit profits on their short sale positions.

•	Also, in October 2019 the Company received a final report by an independent reviewer of the result of its Human Trial study, confirming the non-inferiority and superiority of HemoStyp over Surgicel ORIGINAL, the market leader for hemostatic agents. This report will be integrated into the Company’s Class III PMA submission for FDA approval

Our HemoStyp Gauze Products

HemoStyp Hemostatic Gauze is an innovative collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When the product comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently dissolves into glucose and saline. Because of its purity and the fact that it simply degrades to non-toxic end products, HemoStyp does not cause significant delay in healing as do certain other hemostatic materials. Additional testing has shown HemoStyp to be 100% absorbable in 24 hours or less. Tests have also been conducted to demonstrate the effectiveness of HemoStyp in thoracic and abdominal procedures. The Company continues to test for the effectiveness and the IFU (Instructions for Use) for abdominal and thoracic procedures.

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

Plan of Operation

We believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. In addition, our preliminary tests lead us to believe that the HemoStyp technology can compete successfully against established market participants and allow us to gain market share. Given this assessment, we have devoted considerable resources in 2018 and in 2019 to the date of this report to completing the FDA process.

Based on advice from the Company’s Medical Board our management believes, but cannot assure, that HemoStyp will receive Class III approval. In anticipation of that, our strategy is to devote resources and seek partnerships that allow us to penetrate this market along with the other markets to which the Company already has access. We are evaluating all potential paths for the Company, which could include commercial partnerships and licensing agreement with established market participants, in addition or as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities.

We believe that refocusing the Company to become a stronger, medical technology business with a patented technology will enhance the Company’s value and overall market strength and allows for revenue generation via organic growth. Nevertheless, we have engaged a financial advisor as described under “Recent Developments” to advise the Company on potential strategic alternatives including the possible sale of the Company and/or its intellectual assets. In the event that a transaction is not completed on terms satisfactory to the Company, we will require substantial additional capital to execute an organic business development strategy addressing all of our target markets.

Results of Operations

Three Months ended September 30, 2019 versus Three Months ended September 30, 2018

During the three months ended September 30, 2019 and 2018, the Company had $0 and $9,048 of revenues, respectively. The decrease in revenues is due to the Company not pursuing sales in the current quarter compared to achieving minimal revenues in the comparable quarter of the prior year.

Total operating expenses for the three months ended September 30, 2019 and 2018 were $436,667 and $403,359, respectively. The increase in operating expenses is due primarily to a decrease in bad debt expense of $100,000 offset by an increase in research and development expenses of $141,820. The increase in research and development expenses is due to higher expenditures on the ongoing process to obtain FDA Class III approval during the current period.

Our net loss for the three months ended September 30, 2019 and 2018 was $436,667 and $397,791, respectively. The increase in the net loss is due to reduced revenue and increased spending on research and development, offset by a decrease in bad debt expense as mentioned above.

Nine Months ended September 30, 2019 versus Nine Months ended September 30, 2018

During the nine months ended September 30, 2019 and 2018, the Company had $25,009 and $40,826 of revenues, respectively. The decrease in revenues is due to the reduced sales effort in 2019 as we focus on FDA Class III product approval.

Total operating expenses for the nine months ended September 30, 2019 and 2018 were $3,993,796 and $1,700,442, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees and an increase in research and development expenses. The increase in consulting/professional fees include the issuance of 400,000 shares of our common stock for services valued at $380,000 and 2,150,000 shares of common stock valued at $2,343,500 vested during the nine months ended September 30, 2019 compared to the Company issuing 850,000 shares of common stock valued at $674,500 to various medical advisors during the nine month period ended September 30, 2018. The increase in research and development of $384,088 is due to higher expenses related to the FDA Class III approval process during the current period relative to the prior year.

Our net loss for the nine months ended September 30, 2019 was $4,135,564 as compared to net loss of $5,302,377 for the comparable period of the prior year. The decrease in the net loss is due to the Company having an increase in selling, general and administrative expenses of $1,909,266 as described above, an increase of $384,088 in research and development expenses along with an increase of $156,890 of interest expense related to amortization of debt discount related to beneficial conversion feature on notes payable – related party offset by a decrease of $3,632,500 in loss on settlement of debt.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2019, the Company had working capital deficit of $292,124 and stockholders' deficit of $292,124. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The report of our independent registered public accounting firm on our 2018 financial statements includes a reference to going concern which indicated substantial doubt about our ability to continue as a going concern. While the Company has in the past funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at September 30, 2019 and December 31, 2018 was $88,219 and $31,273, respectively.

Net cash used in operating activities for the nine months ended September 30, 2019 was $1,245,804. The Company had a net loss of $4,135,564 offset by stock issued for services of $2,723,500 and amortization of debt discount of $156,890. The Company also had an increase in accounts receivable of $25,009, an increase in inventory of $25,933, an increase in accounts payable and accrued expenses of $63,182 and a decrease in accrued liabilities – related party of $2,870. Net cash provided by financing activities was $1,302,750. This was due to the Company receiving $1,110,750 in proceeds from the sale of stock and receiving net proceeds of $192,000 from a related party.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet arrangements.

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

As of September 30, 2019, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2019, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the current quarterly period, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 5” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2019 through September 30, 2019, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 31, 2019	Common Stock	550,000	$75,000 in cash, $380,000 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

April – September 30, 2019	Common Stock	2,095,769	$1,035,750 in cash, $205,000 conversion of notes payable and accrued liabilities	Rule 506; Section 4(2)	Convertible at $0.50/share

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement - Louis Schiliro(8)

10.5	Restricted Stock Unit Agreement - Douglas Beplate(8)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2013 Employee Benefit and Consulting Services Compensation Plan (7)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

 ___________

* Filed herewith.

(1)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to Form 10-Q for the quarter ended June 30, 2015.

(8)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2019.

United Health Products, Inc.

By:	/s/ Douglas Beplate
Douglas Beplate Principal Executive Officer

By:	/s/ Nate Knight
Nate Knight
Principal Financial Officer

