Form 10-K
period 2019-12-31
United Health Products, Inc.
filed 2020-07-09
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

COMMISSION FILE NUMBER: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	84-1517723
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

10624 S. Eastern Avenue, Ste. A209 Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 358-3444

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10 K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 28, 2019, the number of shares held by non-affiliates was approximately 172,779,765 shares. The approximate market value based on the last sale (i.e. $0.94 per share as of June 28, 2019, the last business day of the second quarter) of the Company’s Common Stock was approximately $162,412,979.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of June 29, 2020 was 180,128,456, excluding restricted stock units issued to officers, directors and consultants covering 50,100,000 shares to be issued upon a change in control of the Company as described herein. See “Item 11.”

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

Explanatory Note

In accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company relied on the relief provided by the Order in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to the circumstances related to coronavirus or COVID-19. The impact of the COVID-19 outbreak has resulted in the implementation, by State and Federal authorities, of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. The Company has been following the recommendations of local authorities to minimize exposure risk to its team members, We were unable to file this Annual Report on the extended March 30, 2020 due date because of the impact of COVID-19 as disclosed above.

Restatement:

General. This comprehensive Annual Report is for the year ended December 31, 2019, with expanded financial and other disclosures in lieu of filing separate amended Annual Report on Form 10-K/A for the years ended December 31, 2018 and 2017 and Quarterly Reports on Form 10-Q/A for each of the quarters ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019 and September 30, 2019. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the amended filings described above.

As discussed in further detail below and in Note 2 to the accompanying financial statements, the restatements of the prior filings are the result of two separate transactions. The first transaction was a revenue transaction that involved a sale of a lost in-bound shipment of product that was recognized and recorded in the first quarter of 2017. This sale was canceled in the second quarter of 2017 and the transaction was subsequently corrected to back out the revenue and exclude it from the audited 2017 annual financial statements which were included in our 2017 Annual Report on Form 10-K. The Company inadvertently did not go back and restate the prior interim financial statements for 2017 to reflect the correction. The second transaction was a revenue transaction regarding product that was in the shipping process at the end of December 2017 that was recognized and recorded as revenue in the 2017 audited annual financial statements where there was a question related to the timing of revenue recognition due to the shipping and receiving terms. The Company’s customer had not paid the Company for this product and the Company, in consultation with its former auditor, ultimately wrote off the receivable in the third and fourth quarters of 2018 as a bad debt expense. Those write-offs were reflected in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 and Company’s Annual Report on Form 10-K for the year ended December 31, 2018. However, in light of the information currently available to the Company, the Company has determined that no revenue should have been recognized in 2017 or 2018 due to the customer disputing the shipment and refusing to pay the amount owed and therefore the transaction did not meet all of the revenue recognition criteria under ASC 606, which the Company adopted on January 1, 2018. The Company is continuing collection efforts to recover payment from its customer, and it instituted a lawsuit against the customer in February 2020 to recover payment, which is ongoing. Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this action.

During the process of restating its financial statements due to the transactions mentioned above, other adjustments were noted and related to inventory valuation, loss on settlement of debt and equity transactions along adjustments to accruals based on factors known at the time of this filing versus what was known as of the original filing date.

Please see also “Controls and Procedures” under Item 9A of this report for a discussion of material weaknesses in our internal controls over financial reporting which existed as of December 31, 2019.

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“UHP” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product, HemoStyp®, is derived from all natural, regenerated oxidized cellulose and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We currently have limited sales of products aimed at the consumer market via Walmart.com. We are in the process of seeking regulatory approval to sell products into the U.S. Class III surgical market.

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

In August 2019, the Company successfully completed the surgeries for its Human Trial study “Efficacy and Safety of HemoStyp as an Adjunct for Management of Secondary Hemostasis in the Operative Setting” which finalized human trial enrollment

•	Furthermore, in August 2019, the Company received the pathology results of a preclinical animal study to assess the effect of HemoStyp on bone tissue. The Company conducted the animal study to evaluate the suitability of HemoStyp in contact with bone in the chronic swine model, and to validate HemoStyp for this application. This study and indication are independent of the current PMA application and will potentially allow UHP to access new and significant market opportunities. The study results determined that there was no adverse pH effect on the bone and surrounding tissue, which UHP believes demonstrate the potential for safe application of HemoStyp in human orthopedic procedures. The Company is using this study as part of its indication request in its current PMA application.

•	Also, in October 2019 the Company received a final report by an independent reviewer of the result of its Human Trial study, confirming the non-inferiority and superiority of HemoStyp over Surgicel ORIGINAL, the market leader for hemostatic agents. This report was integrated into the Company’s Class III PMA submission for FDA approval

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

Potential Target Markets

Our technology can be marketed as HemoStyp Gauze in various configurations and sizes both nationally and internationally. Our potential customer base for our HemoStyp includes, without limitation, the following (noting that we have several formats of Trauma Gauze):

•	Hospitals and Surgery Centers for all Internal Surgical usage, post FDA Class III approval
•	Hospitals, Clinics and Physicians – For external trauma
•	EMS, Fire Departments and Other First Responders
•	Public Safety, Police Departments and Military
•	Correctional Facilities
•	Schools, Universities and Day Care Facilities
•	Nursing Homes and Assisted Living Environments
•	Home Care Providers
•	Dental offices for oral surgery
•	Sports Medicine Providers
•	Veterinarians
•	Municipalities and Government Agencies
•	Occupational and Industrial Healthcare Professionals
•	Consumers
•	Island dressings to support intravenous procedures such as kidney dialysis

Primary Strategy

In 2018, management made the decision that rather than focusing on immediate sales activities of our products in targeted markets during this period of time before receiving anticipated FDA approval for Class III surgical markets, the Company would refocus efforts to become a stronger, medical technology company with a patented technology for Class III surgical markets that would enhance the Company’s value and overall market strength. The FDA approval process requires substantial amount of the Company’s resources and energy so the focus was removed from sales and marketing and full attention was focused on the FDA process and seeking an acquisition/commercial partner candidate. Thus we made a determination not to engage new distribution partners while pursuing this strategy as that could create conflicts and limit or preclude opportunities with a potential acquiror/commercial candidate and tie the Company’s hands from a revenue or branding perspective. The Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. In addition, our preliminary tests and our completed Human Trial study, leads us to believe that the HemoStyp technology can compete against established market participants and allow us to gain market share. Given this assessment, we have devoted considerable resources since 2018 to completing the FDA process and gaining access to this market in the U.S. As of the filing date of this Form 10-K, the FDA review process, which was temporarily held up by the Covid-19 virus pandemic, is ongoing.

In anticipation of receiving Class III approval, we are evaluating the best paths to rapidly grow our revenue and profits in all potential market segments, which could include seeking (i) a potential sale or merger, which may include a pre-sale commercialization component, (ii) one or more commercial partnerships and licensing agreements with established market participants, without there being a sale or merger, or (iii) to raise the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company’s board of directors has determined to conduct a review of strategic alternatives, which include, without limitation, identifying an acquisition candidate, joint ventures or other commercial partnerships, or a standalone growth plan. To assist in this review and strategy, the Company is working with a financial advisory firm. There can be no assurances that any specific transaction will occur as a result of the retention of this firm. No assurances can be given that the Company will identify an acquisition or commercialization candidate(s) or complete a transaction with one or more candidates on terms satisfactory to us, if at all.

Manufacturing and Packaging of our Products

The Company’s cellulose products are manufactured in the United States to our specifications at various facilities. We have established various contract manufacturing facilities. All of these facilities have been carefully vetted and have supplied multiple Quality Control program certificates and are registered FDA facilities. These facilities have been submitted as part of our PMA submission, which includes the FDA inspection records of these facilities.

Patents and Trademarks

The Company’s hemostatic gauze products are patented in the U.S. Patent and Trademark Office (“USPTO”), which patent protection currently runs through 2029. However, if our intellectual property positions are challenged, invalidated, circumvented, or expire, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected. We have created multiple variations of our gauze product and will protect each of these new generation platforms and product with additional intellectual property. Our success depends in part on our ability to defend our intellectual property rights. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. Third parties may seek to challenge, invalidate, or circumvent our intellectual property rights. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. Also, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing our patent in certain territories. Patent disputes are frequent, costly and can preclude, delay, or increase the cost of commercialization of products.

During 2019, the Company received trademarks for the following::

•	Boo Boo Strips:

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Competition

The disposable medical supply market in the United States is dominated by large companies such as Baxter International, Bristol-Myers Squibb Company, Johnson & Johnson and 3M Company, each of which have far greater capital and operational resources than us. Our hemostatic gauze product will directly compete in the gauze markets dominated by these majors. However, the market for hemostatic products, which includes gauzes, gels, bandages and powders, is largely composed of smaller, privately-held companies with the exception of Johnson & Johnson, which manufactures Surgicel. In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

Government Regulation

We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies applicable to the healthcare and medical device industries.

Environmental Matters

The Company may subject to, or affected by, environmental legislation including, among others, the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (aka CERCLA or Superfund) and the Resource Conservation and Recovery Act. By no means do we certify this list as being complete, as there are many laws and regulations that exist or that may come to pass that we cannot foresee that may also have an impact on the Company. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies that may apply to the Company can be burdensome and costly.

Research and Development Expenditures

In the years ending December 31, 2019, 2018 and 2017 we incurred $666,388, $76,951 and $19,936, respectively, in research and development expenditures.

Personnel

As of June 29, 2020, we have five full-time employees and up to eight additional consultants, excluding our five Medical Advisory Board members.

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

Impacts of COVID-19 to Business and the General Economy

Covid -19 has recently caused a material and substantial adverse impact on our general economy. It has also caused there to be a temporary hold on our FDA application for class III approval of our HemoStyp product for internal surgical purposes while the FDA deals with the Covid-19 crisis which has delayed the process. Recently, this hold was lifted by the FDA.

The impacts of the global emergence of Coronavirus disease (COVID-19) on our business and the general economy, are currently not fully known. We are conducting business as usual with some modifications to, employee work locations, among other modifications We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, potential partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our prospects, although we do anticipate it to negatively impact our financial results and the length of time needed to obtain FDA approval of our HemoStyp product for internal surgical purposes during fiscal year 2020.

Risks Related to Our Restatement and Internal Controls

We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses may not have been fully remediated as of the filing date of this report and we cannot assure you that other material weaknesses will not be identified in the future.

As a result of the circumstances which gave rise to our restatements discussed under “Explanatory Note” and in our Comprehensive Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2019. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2019 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

As a result, we must continue to improve our operational, information technology, and financial systems, infrastructure, procedures, and controls, as well as continue to expand, train, retain, and manage our employee base. Any failure to do so, or any difficulties we encounter during implementation, could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The extraordinary processes underlying the preparation of the financial statements contained in this report may not have been adequate and our financial statements remain subject to the risk of future restatement.

The completion of our audits for the years ended December 31, 2019, 2018 and 2017, the restatement of certain items and the making of other corrective adjustments to our financial statements for the last three years, and the revenue recognition review undertaken in connection therewith, involved a comprehensive review and analysis of our contracts and business practices, and other accounting rules and pronouncements. Given the complexity and scope of these exercises, and notwithstanding the extensive time, effort, and expense that went into them, we cannot assure you that these processes were adequate or that additional accounting errors will not come to light in the future in these or other areas.

If additional accounting errors come to light in areas reviewed as part of our extraordinary processes or otherwise, or if ongoing interpretations of applicable accounting rules and pronouncements result in unanticipated changes in our accounting practices or financial reporting, future restatements of our financial statements may be required.

We cannot assure that our regular financial statement preparation and reporting processes are or will be adequate or that future restatements will not be required.

As discussed in the preceding risk factor, the processes underlying the preparation of the financial statements contained in this report were extraordinary. During the current year ending December 31, 2020, we expect to increasingly rely on our regular financial statement preparation and reporting processes.

While we are in the process of changing and enhancing our processes (as described elsewhere in this report) as of the filing date of this report, we cannot assure you that previously identified material weaknesses have been fully remediated and we continue to:

•	make changes to our finance organization;

•	adopt new accounting and reporting processes and procedures;

•	enhance our revenue recognition and other existing accounting policies and procedures;

•	introduce new or enhanced accounting systems and processes; and

•	improve our internal controls over financial reporting.

Many of these changes and enhancements to our regular processes are ongoing as of the filing date of this report and we continue to assimilate the changes we have already made. We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this report, or that we will be able to timely comply with our reporting obligations in the future.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and we may continue to lose money in the future

For the years ended December 31, 2019, 2018 and 2017, the Company had a net loss of $6,602,295, $5,402,369 and $1,466,789, respectively. We may continue to lose money in the future.

We can provide no assurances that given that the Class III application for internal surgical procedures will be approved by the FDA.

In November 2019, the Company submitted to the FDA all materials relevant for the pre-market approval (“PMA”) for HemoStyp as a Class III application for internal surgical procedures. There can be no assurances given that the Class III application for internal surgical procedures will be approved by the FDA.

We have refocused our business activities to seek to obtain FDA approval of our products for Class III surgical markets., of which there can be no assurances given. Further, no assurances can be given that our Management plans to attempt to penetrate all market segments will be successful.

We believe that rather than focusing on immediate sales activities of our products in targeted markets during this period of time before receiving anticipated FDA approval for Class III surgical markets, that refocusing the Company to become a stronger, medical technology corporation with a patented technology for Class III surgical markets is a preferable strategy to enhance the Company’s value and overall market strength. In this regard, the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. As of the filing date of this Form 10-K, the FDA review process, which was temporarily held up by the Covid-19 virus pandemic, is ongoing. In the event we receive Class III approval, the success of which cannot be assured, we are evaluating the best paths to attempt to rapidly grow our revenue and profits in all potential market segments, which could include one or more commercial partnerships and licensing agreements with established market participants or an acquisition/merger agreement with any such participants, each as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth. We will carefully evaluate the returns on investment to create shareholder value of each of these strategies. No assurances can be given that our Management plans to attempt to penetrate all market segments or be acquired/merged with an established market participant will be successful on terms satisfactory to us, if at all.

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

We can provide no assurances that the retention of a financial advisor to assist in strategic review will result in the occurrence of a specific transaction.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company’s board of directors has determined to conduct a review of strategic alternatives, which include, without limitation, identifying an acquisition candidate, joint ventures or other commercial partnerships, or a standalone growth plan. To assist in this review, the Company is working with a financial advisory firm. There can be no assurances that any specific transaction will occur as a result of the retention of this firm. No assurances can be given that the Company will identify an acquisition or commercialization candidate(s) or complete a transaction with one or more candidates on terms satisfactory to us, if at all.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

We currently have a working capital deficit, minimal cash and limited sales of our products. Our Chief Executive Officer has in the past provided cash loans to us which are repayable upon demand to meet our working capital needs. These cash loans can be terminated at any time. As result of the Company’s financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the healthcare industry; the fact that we are not profitable, which could impact the availability and cost of future financings; and whether we would be able to obtain capital from investors or funding sources at all due to adverse economic conditions arising as a result of the COVID-19 pandemic. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

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

We are dependent upon strategic relationships to conduct our operations and implement our plans.

To market and sell our hemostatic gauze products business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies, to implement our strategies. We currently do not have any strategic relationships. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations. We can provide no assurances that distribution agreements will be entered into on terms satisfactory to us, if at all or that our operations will be profitable as a result of these distribution agreements.

We could experience difficulties in our supply chain.

The Company’s cellulose products are manufactured in the United States to our specifications at various facilities. We have established various contract manufacturing facilities. All of these facilities have been carefully vetted and have supplied multiple Quality Control program certificates and are registered FDA facilities. These facilities have been submitted as part of our PMA submission, which includes the FDA inspection records of these facilities.

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

The Company’s hemostatic gauze product line is currently our only product line from which we can derive revenue. Unless we are able to implement one of the other strategies discussed in the report, the lack of success in developing a commercial market for this product line will materially adversely affect our operations.

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

Our ability to achieve commercial or strategic success will depend in part on maintaining patent protection and trade secret protection of our technologies as well as successfully defending our intellectual property against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Additionally, legal enforcement of intellectual property rights is costly and we may not have the financial resources to take the necessary legal action to protect our rights.

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

To the extent that additional shares of common stock are issued, the stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an investment, a change in control of the Company may occur which may affect, among other things, the Company’s ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company’s ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services or additional capital. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

RISKS RELATING TO OUR COMMON STOCK

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in the healthcare industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors, including among others, effects on the markets stemming from the COVID-19 pandemic; and
•	period-to-period fluctuations in our financial results.

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

The Company’s common stock is available for trading on the OTC Pink. Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

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

ITEM 3. LEGAL PROCEEDINGS

The following material legal proceedings are pending against us:

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit. The parties have held various depositions and the Company had a motion to dismiss which was denied. The Plaintiff filed a motion to amend his complaint and the Company has submitted opposition papers and are awaiting an order from the Court.

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim. This case was settled on December 13, 2019, with Maxim agreeing to make certain payments to the Company post sale of their 500,000 Company shares, in an amount equal to one-half of their sales proceeds. To date, the Company has not received any payments.

During 2018, a vendor filed a judgement against the Company related to disputed invoices.  The Company paid $15,000 to settle the judgement in full during the year ended December 31, 2018.

Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant is claiming, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. A motion to dismiss the plaintiff’s claims was filed and on March 19, 2020 the motion to dismiss was denied. Discovery is now taking place.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas Beplate alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. Recently, the Court granted the motion for a default by FSR, Inc against Korsair Holdings, AG., but denied any claim for relief against UHP, Inc. The Court ruled that the SEC must review the claim before the matter can proceed in Court.

In 2019 the Company commenced the following legal proceeding:

In October 2019 the Company filed a defamation, trade libel and unlawful and deceptive practices lawsuit against White Diamond Research LLC, Adam Gefvert, Streetsweeper.org, Sonya Colberg and others in response to a stock manipulation scheme to injure UHP for illegitimate personal gain. The complaint alleged that in August 2019 the above defendants published false and defamatory statements about UHP in “short and distort” schemes to artificially drive down the market price of UHP’s common stock while at the same time having a short position in UHP’s stock, so they could obtain illicit profits on their short sale positions. This lawsuit was settled in April 2020 on terms mutually agreed to by the Company and the defendant parties, without the exchange of monetary payment or other economic consideration.

In 2020 the Company commenced the following legal proceeding:

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the 215th Judicial District of Harris County. The demand for trial by jury was made. Defendants Patterson Companies Inc., and Patterson Management, L.P., were served on February 24, 2020. Defendants Patterson Veterinary, Inc. and Patterson Logistics Services, Inc. were served on February 25, 2020. Defendant Animal Health was served on February 27, 2020. On March 5, 2020, the Defendants removed to federal court. The defendants filed their answer in federal court on March 12, 2020. An “initial pretrial and schedule conference” is set before the Magistrate Judge on August 25, 2020. Discovery is ongoing.

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

	High	Low
For Year Ended 2019
First Quarter	$1.01	$0.64
Second Quarter	$0.99	$0.80
Third Quarter	$2.45	$0.94
Fourth Quarter	$1.48	$0.97

For Year Ended 2018
First Quarter	$1.49	$0.04
Second Quarter	$1.02	$0.75
Third Quarter	$0.84	$0.40
Fourth Quarter	$0.69	$0.30

(b) Holders

As of June 29, 2020, there were approximately 374 holders of record of the Company’s issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

During the year ended December 31, 2019, the Company issued the following unregistered securities to accredited investors:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan – March 31, 2019	Common Stock	2,700,000 shares	$75,000 in cash, $2,401,000 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

April – September 30, 2019	Common Stock	2,095,769 shares	$1,035,750 in cash, $205,000 conversion of notes payable and accrued liabilities	Rule 506; Section 4(2)	Not applicable

October – December 31, 2019	Common Stock	1,471,430 shares	$120,000 in cash, $1,285,250 in services rendered; No commissions paid	Rule 506; Section 4(2)	Not applicable

During the period January 1, 2019 through December 31, 2019, there were no repurchases of the Company’s unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Explanatory Note” immediately preceding Item 1 of this Annual Report, ‘‘Selected Financial Data’’ and our financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

Restatement

The accompanying Management’s Discussion and Analysis gives effect to the restatement adjustments made to the previously reported Financial Statements for the years ended December 31, 2018 and 2017. For additional information and a detailed discussion of the restatement, see Note 2, “Restatement” included in this Annual Report under the caption Item 8, “Financial Statements and Supplementary Data”.

It also gives effect to the restatement adjustments made to the previously reported unaudited Financial Statements for the quarterly and year to date periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019 and September 30, 2019. For additional information and a detailed discussion of the restatements, see Note 2, “Restatement” included in this Annual Report under the caption Item 8, “Financial Statements and Supplementary Data”.

Results of Operations years ending December 31, 2019, 2018 and 2017

The following table sets forth a summary of certain key financial information for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017
		(Restated)	(Restated)
Revenue	$4,927	$34,876	$183,174

Gross profit	$3,611	$12,606	$82,185

Operating (expenses)	$(6,097,723)	$(1,909,580)	$(1,010,603)

Operating (loss)	$(6,094,112)	$(1,896,974)	$(928,418)

Other income (expense)	$(508,183)	$(3,505,395)	$(538,371)

Net (loss)	$(6,602,295)	$(5,402,369)	$(1,466,789)

Basic and diluted	$(0.04)	$(0.03)	$(0.01)

Year ended December 31, 2019 versus year ended December 31, 2018

During the year ended December 31, 2019 and 2018, the Company had $4,927 and $34,876 of revenues, respectively. The decrease in revenues is due to the continued focus which commenced in 2018 of substantially all the Company’s energy and resources being devoted towards making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this FDA Class III approval for general surgical use, and pursuing opportunities that we anticipate will be available to the Company if this FDA approval is obtained, including, among other things, fostering interest from potential merger and acquisition candidates. In this strategy and approach, the Company made a determination not to engage new distribution partners as that could create conflicts with a potential acquiror/commercialization candidate and tie the Company’s hands from a revenue or branding perspective. The Company expects that if an acquisition candidate is identified it may also include a pre-acquisition commercialization component and in that case current vendor and future relationships and all pending purchase orders will likely be facilitated by that company. No assurances can be given that the Company will identify an acquisition or commercialization candidate or complete a transaction with such a candidate on terms satisfactory to us, if at all.

Total operating expenses for the year ended December 31, 2019 and 2018 were $6,097,723 and $1,909,580, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees and an increase in research and development expenses. The increase in consulting/professional fees include the issuance of 1,925,000 shares of our common stock for services valued at $1,859,250 and stock based modification expense of $2,021,000 due to the change in vesting conditions of 2,150,000 shares of common stock previously held in escrow during the year ended December 31, 2019 compared to the Company issuing 850,000 shares of common stock valued at $697,000 for services, including 800,000 shares of common stock to various medical advisors during the year ended December 31, 2018. The increase in research and development of $589,437 is due to higher expenses related to the continued efforts to obtain FDA Class III approval during the current year relative to the prior year.

Other income (expense) for 2019 and 2018 was $(508,183) and $(3,505,395), respectively. The decrease in other expense was due to the decrease in loss on debt settlement of $3,509,330 offset by an increase in interest expense of $508,183. The decrease in loss on debt settlement was due to the Company issuing a total of 3,387,000 shares of common stock to settle notes payable balance of $172,500 and $10,000 of accrued interest. The Company recorded a $3,509,330 loss on settlement of debt related to this transaction during the year ended December 31, 2018 and did not have these transactions during the year ended December 31, 2019. The increase in interest expense is due to amortization of beneficial conversion features on convertible notes payable – related party during the current year and the Company not having these transactions in the prior year.

Our net loss for the year ended December 31, 2019 was $6,602,295 as compared to a net loss of $5,402,369 for the prior year. The increase in the net loss is due to an increase in stock based stock compensation of $3,183,250, an increase in research and development expenses $589,437 and an increase in interest expense of $508,183 offset by a decrease in loss on debt settlement of $3,509,330 compared to the prior year for the reasons described above.

Year ended December 31, 2018 versus year ended December 31, 2017

During the year ended December 31, 2018 and 2017, the Company had $34,876 and $183,174 of revenues, respectively. The decrease in revenues is due to a change in focus and a pivot substantially of all the Company’s energy in making our technology and product more commercially viable, by attempting to obtain FDA class III approval for internal surgical purposes as noted under the heading “Year ended December 31, 2019 versus year ended December 31, 2018” above. We continued this strategic focus though 2019.

Total operating expenses for the year ended December 31, 2018 and 2017 were $1,909,580 and $1,010,603, respectively. The increase in operating expenses is due primarily to an increase in research and development expenses of approximately $57,000, an increase in advertising and marketing expenses of approximately $124,000 and an increase of approximately $696,000 in consulting/professional fees, which includes the Company issuing 850,000 shares of common stock valued at $697,000, including 800,000 shares to eight medical advisors.

Other income (expense) for 2018 and 2017 was $(3,505,395) and $(538,371), respectively. The increase in other expense was due to the Company issuing a total of 3,387,000 shares of common stock to settle notes payable balance of $172,500 and $10,000 of accrued interest. The Company recorded a $3,509,330 loss on settlement of debt related to this transaction. During 2017, the Company issued 4,200,000 shares of common stock to settle notes payable balance of $162,500 and accounts payable balances totaling $82,774. The fair value of the stock issued was $664,000 and the Company recorded loss on debt settlement of $418,726. In 2017, the Company had $82,166 related to a loss on disputed inventory due to shipping product to a customer and the customer subsequently not paying for the invoice. The Company determined that due to knowledge currently available this transaction was not recorded as revenue and recorded on a loss on the inventory. The Company had $0 interest expense in 2018 due to paying off its notes payable in the first quarter of 2018 compared to $39,479 interest expense in 2017.

Our net loss for the 2018 was $5,402,369 as compared to a net loss of $1,466,789 for 2017. The increase in the net loss is due to the decrease in revenues for the reasons described above and shares issued for services of $697,000 as mentioned above along with the issuance of 3,387,000 shares of common stock to settle $172,500 of outstanding notes payable and $10,000 of accrued interest. The Company recorded a $3,509,330 loss on settlement of debt related to this transaction.

UNAUDITED QUARTERLY DISCUSSION AND ANALYSIS

The following table sets forth selected unaudited financial data for each of the periods indicated.

	For the Quarters Ended (Unaudited)
	Sept. 30,	Jun. 30,	Mar. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Sept. 30,	Jun. 30,	Mar. 31
	2019 (Restated)	2019 (Restated)	2019 (Restated)	2018 (Restated)	2018 (Restated)	2018 (Restated)	2017 (Restated)	2017 (Restated)	2017 (Restated)
Revenue	$-	$4,927	$-	$9,048	$1,850	$18,943	$67,598	$41,816	96,404
Cost of goods sold	-	502	-	3,480	1,790	14,760	21,290	21,296	15,379

Gross profit	-	4,425	-	5,568	60	4,183	46,308	20,520	81,025

Selling, general and administrative	328,720	393,893	2,635,993	289,833	901,951	369,199	181,819	129,290	149,754

Research and development	149,994	214,863	27,405	13,527	39,041	9,391	-	-	-
Total operating expenses	478,714	608,756	2,663,398	303,360	940,992	378,590	181,819	129,290	149,754

Income (loss) from operations	(478,714)	(604,331)	(2,663,398)	(297,792)	(940,932)	(374,407)	(135,511)	(108,770)	(68,729)
Other income (expense)	(46,154)	(202,752)	-	-	3,886	(3,509,330)	(5,000)	(8,854)	(15,625)

Provision for income taxes	-	--	-	-	-	-	-	-	-

Net income (loss)	$(524,868)	$(807,084)	$(2,663,398)	$(297,792)	$(937,046)	$(3,883,737)	$(140,511)	$(117,624)	$(84,354)

Net loss per share
Basic & diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)	$(0.01)	$(0.02)	$(0.00)	$(0.00)	(0.00)
Weight average number of shares outstanding	176,588,907	175,270,956	174,322,581	172,822,654	171,939,365	169,970,509	154,385,816	153,704,591	153,591,591

Three Months ended September 30, 2019 versus Three Months ended September 30, 2018

During the three months ended September 30, 2019 and 2018, the Company had $0 and $9,048 of revenues, respectively. The decrease in revenues is due to the Company not pursuing sales in the current quarter compared to achieving minimal revenues in the comparable quarter of the prior year.

Total operating expenses for the three months ended September 30, 2019 and 2018 were $478,714 and $297,972, respectively. The increase in operating expenses is due primarily to an increase in research and development expenses from $13,527 to $149,994. The increase in research and development expenses is due to higher expenditures on the ongoing process to obtain FDA Class III approval during the current period.

Our net loss for the three months ended September 30, 2019 and 2018 was $524,868 and $297,792, respectively. The increase in the net loss is due to reduced revenue, increased spending on research and development along with $46,154 of interest expense related to amortization of debt discount on convertible notes.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

During the three months ended June 30, 2019 and 2018, the Company had $4,927 and $1,850 of revenues, respectively. The increase in revenues is due to the Company having one customer order product during the current year compared to minimal revenues in the comparable quarter of the prior year.

Total operating expenses for the three months ended June 30, 2019 and 2018 were $608,756 and $940,992, respectively. The decrease in operating expenses is due primarily to a decrease in consulting/professional fees offset by an increase in research and development expenses of $175,822. The decrease in consulting/professional fees is due to the Company issuing 800,000 shares of common stock for services valued at $642,500 to various medical advisors during the three months ended June 30, 2018 and during the three months ended June 30, 2019 the Company did not issue any stock for services. The increase in research and development expenses is due to the Company going through the process to obtain FDA class III approval during the current period and not having these expenses in the prior year.

Our net loss for the three months ended June 30, 2019 and 2018 was $807,084 and $937,046, respectively. The decrease in the net loss is due to the Company not issuing shares for services during the period compared to shares issued for services of $642,500 as mentioned above, offset by an increase in research and development expense of $175,822 and interest expense of $202,752 related to amortization of debt discount related to beneficial conversion feature on notes payable – related party.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

During the first quarter of 2019 and 2018, the Company had $0 and $18,943 of revenues, respectively. Revenues decreased compared to the prior year due to the continued focus which commenced in 2018 of substantially all the Company’s energy in making our technology and product more commercially viable, by attempting to obtain FDA Class III approval for internal surgical purposes. This process requires substantially all of the Company’s resources and energy so the focus and resources were redirected from sales and marketing efforts to the FDA process. See the discussion under the heading “Year ended December 31, 2019 versus year ended December 31, 2018” above for the strategic reasons for our change in focus.

Total operating expenses for the first quarter of 2019 and 2018 were $2,663,398 and $378,590, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees. The Company issued 400,000 shares of common stock for services valued at $380,000 and 2,150,000 shares of common stock valued at $2,021,000 vested during the first quarter of 2019 compared to 50,000 shares of common stock for services valued at $54,500 during the first quarter of 2018.

Our net loss for the quarter ended March 31, 2019 was $2,663,398 as compared to net loss of $3,883,737 for the comparable period of the prior year. The decrease in the net loss is due to the Company having an increase in operating expenses of $2,284,808 as explained above offset by a decrease of $3,509,330 in loss on settlement of debt.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

During the three month ended September 30, 2018 and 2017, the Company had $9,048 and $67,598 of revenues, respectively. Revenues decreased compared to the prior year due to the change in focus which commenced in 2018 of substantially all the Company’s energy in making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. See the discussion under the heading “Year ended December 31, 2019 versus year ended December 31, 2018” above for the strategic reasons for our change in focus.

Total operating expenses for the three months ended September 30, 2018 and 2017 were $303,360 and $181,819, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees of approximately $57,000, an increase in advertising and marketing expenses of approximately $24,200 and an increase in travel expenses of approximately $25,140.

Our net loss for the three months ended September 30, 2018 and 2017 was $297,792 and $140,511, respectively. The increase in the net loss is due to the decrease in revenues and the increase in the expenses mentioned in the preceding paragraph.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

During the three months ended June 30, 2018 and 2017, the Company had $1,850 and $41,816 of revenues, respectively. Revenues decreased compared to the prior year due to the change in focus which commenced in 2018 of substantially all the Company’s energy in making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. See the discussion under the heading “Year ended December 31, 2019 versus year ended December 31, 2018” above for the strategic reasons for our change in focus. Total operating expenses for the three months ended June 30, 2018 and 2017 were $940,992 and $129,290, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees. The Company issued 800,000 shares of common stock valued at $642,500 to various medical advisors during the three months ended June 30, 2018.

Our net loss for the three months ended June 30, 2018 and 2017 was $937,046 and $117,624, respectively. The increase in the net loss is due to the shares issued for services of $620,000 as mentioned above. The Company did not have this transaction during the three months ended June 30, 2017.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

During the first quarter of 2018 and 2017, the Company had $18,943 and $96,404 of revenues, respectively. Revenues decreased compared to the prior year due to a change in focus of substantially all the Company’s energy in making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. See the discussion under the heading “Year ended December 31, 2019 versus year ended December 31, 2018” above for the strategic reasons for our change in focus. Total operating expenses for the first quarter of 2018 and 2017 were $378,590 and $149,754, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees. The Company issued 50,000 shares of common stock for services valued at $54,500 during the first quarter of 2018 compared to $0 during the first quarter of 2017. The Company has also hired additional consultants as the Company’s operations have begun to increase.

Our net loss for the quarter ended March 31, 2018 was $3,883,737 as compared to $84,354 for the comparable period of the prior year. The increase in the net loss is due to the shares issued for services of $54,500 as mentioned above along with the issuance of 3,877,000 shares of common stock to settle $172,500 of outstanding notes payable and $10,000 of accrued interest. The Company recorded a $3,509,330 loss on settlement of debt related to this transaction. The Company did not have either of these transactions during the first quarter of 2017.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2019, the Company had a negative working capital of $903,805. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow the it to meet its current overhead while it focuses on its strategy of seeking FDA class III approval for internal surgical purposes, and opportunities which may arise from that including, among other things, fostering interest from potential merger and acquisition candidates or commercial partners. If we are not successful in our strategy, we cannot assure that we will be able to adjust to and fund a marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next few business operating cycles or at all. The report of our independent registered public accounting firm on our 2019, 2018 and 2017 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at December 31, 2019, December 31, 2018 and December 31, 2017 was $16,624, $31,273 and $189,942, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash used in operating activities	$(1,766,764)	$(1,278,662)	$(649,675)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	1,752,115	1,119,993	810,250

Net increase (decrease) in cash and cash equivalents	$(14,649)	$(158,669)	$160,575

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $1,766,764. The Company had a net loss of $6,602,295 offset by stock-based compensation of $3,880,250 and amortization of debt discount of $508,183. The Company also had an increase in inventory of $44,868, an increase in accounts payable and accrued expenses of $367,836, an increase in accrued liabilities – related party of $74,130 and a decrease if prepaid and other assets of $50,000.

Net cash used in operating activities for the year ended December 31, 2018 was $1,278,662. The Company had net loss of $5,402,369 offset by stock issued for services of $697,000, expenses paid by an officer of $30,000 and loss on settlement of debt of $3,509,330. The Company also had a decrease in accounts receivable of $371, a decrease in inventory of $5,411, an increase in prepaids and other current assets of $37,886, a decrease in accounts payable and accrued expenses of $14,019 and a decrease in accrued liabilities – related party of $71,500.

Net cash used in operating activities was $649,675 for the year ended December 31, 2017. The Company incurred a net loss of $1,466,789, an increase in inventory of $71,040 and an increase in prepaid and other current assets of $12,114 offset by a decrease in accounts receivable of $99,910, $144,000 in stock for services, $416,726 in loss on debt settlement, $8,479 related to common stock issued as debt financing costs, $82,166 related to loss on disputed inventory an increase in accounts payable and accrued expenses of $61,432 and an increase in accrued liabilities – related party of $87,555.

Net Cash Used by Investing Activities

The Company did not have any investing activities during the years ended December 31, 2019, 2018 or 2017.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $1,752,115. This was due to the Company receiving $1,255,750 in proceeds from the sale of stock and receiving net proceeds of $496,365 from a related party.

Net cash provided by financing activities for the year ended December 31, 2018 was $1,119,993. This was due to the Company receiving $1,415,200 in proceeds from the sale of stock and repaying a net amount of $280,207 in related party advances and $15,000 in notes payable.

Net cash provided by financing activities for the year ended December 31, 2017 was $810,250. The Company received net proceeds from related party of $133,750, net proceeds on notes payable of $32,500 and $644,000 from the sale of common stock.

Off-Balance Sheet Arrangements

As of December 31, 2019, 2018, and 2017, we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

Critical Accounting Policies

Revenue Recognition

During the year ended December 31, 2017, the Company recognized revenue per ASC 605 – Revenue Recognition.  Under ASC 605 revenue was recognized when persuasive evidence of an arrangement existed, product had been delivered or services had been rendered, the price was fixed or determinable and collectability was reasonably assured. Revenue was recognized net of estimated sales returns and allowances.

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

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer.  The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer.  The Company provided a 3% net 30 discount to one of its customers. No other discounts were offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

Stock Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period.

The Company accounted for stock compensation arrangements with non-employees in accordance with ASC 505-50-30-11, until January 1, 2019, which provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty’s performance is complete.

As of January 1, 2019, the Company accounted for stock compensation arrangements with non-employees in accordance with Accounting Standard Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which requires that such equity instruments are recorded at the value on the grant date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 can be found beginning on Page F-3 of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. (the Company) as of December 31, 2019, 2018, and 2017, the related statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated July 9, 2020 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Restatement

As discussed in Note 2 to the financial statements, the 2018 and 2017 financial statements have been restated to correct a misstatement.

Quarterly Financial Information

The selected quarterly financial data included in Note 2 to the financial statements contains information that we did not audit, and, accordingly, we do not express an opinion on that data. Further, we did not review the quarterly data in accordance with the standards of the Public Company Accounting Oversight Board.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and its operations have not provided adequate cash flows. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Pronouncements

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standards Codification 606.  Also discussed in Note 3 to the financial statements, the Company changed its method of accounting for stock compensation arrangements with non-employees effective January 1, 2019 due to the adoption of Accounting Standards Codification 718.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2019.

Midvale, Utah

July 9, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Health Products, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited United Health Products, Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of United Health Products, Inc. (the Company) as of December 31, 2019, 2018, and 2017, the related statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements of the Company and our report dated July 9, 2020 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

-	Inadequate Corporate Governance
-	Inadequate Internal Control Structure and Control Environment
-	Lack of IT General Controls
-	Lack of Segregation of Duties
-	Lack of Sufficient Accounting Resources with SEC Experience, US GAAP Experience, and Tax Accounting Expertise

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated July 9, 2020 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mac Accounting Group, LLP

Midvale, Utah

July 9, 2020

UNITED HEALTH PRODUCTS, INC

Balance Sheets

	December 31, 2019	December 31, 2018	December 31, 2017
		(Restated)	(Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$16,624	$31,273	$189,942
Accounts receivable	-	-	371
Inventory	76,848	31,980	37,391
Prepaid and other current assets	-	50,000	12,114
Total current assets	93,472	113,253	239,818

TOTAL ASSETS	$93,472	$113,253	$239,818

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$512,476	$152,970	$176,990
Accrued liabilities – related party	119,016	36,556	108,055
Loans payable – related parties	-	74,421	324,628
Convertible loans payable - related parties	365,785	-	-
Notes payable	-	-	182,500
Total current liabilities	997,277	263,947	792,173

TOTAL LIABILITIES	997,277	263,947	792,173

Commitments and Contingencies	-	-	-

Stockholders’ Deficiency

Common Stock - $.001 par value, 300,000,000 shares authorized, 178,300,337, 173,943,138 and 165,152,410 shares issued at December 31, 2019, 2018 and 2017	178,300	173,943	165,152
Additional paid-in capital	25,045,754	19,200,927	13,405,688
Accumulated deficit	(26,127,859)	(19,525,564)	(14,123,195)
Total stockholders’ deficiency	(903,805)	(150,694)	(552,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$93,472	$113,253	$239,818

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	For the Years Ended December 31,
	2019	2018	2017
		(Restated)	(Restated)

Revenues	$4,927	$34,876	$183,174
Cost of sales	1,316	22,270	100,989
Gross profit	3,611	12,606	82,185

Operating Costs and Expenses
Selling, general and administrative expenses	5,431,335	1,832,629	990,667
Research and development expenses	666,388	76,951	19,936
Total Operating Expenses	6,097,723	1,909,580	1,010,603

Loss from Operations	(6,094,112)	(1,896,974)	(928,418)

Other income (expenses)
Interest Expense	(508,183)	-	(39,479)
Other income	-	3,935	-
Loss on disputed inventory	-	-	(82,166)
Loss on settlement of debt	-	(3,509,330)	(416,726)
Total other income (expense)	(508,183)	(3,505,395)	(538,371)

Income tax expense	-	-	-

Net Loss	$(6,602,295)	$(5,402,369)	$(1,466,789)

Net Loss per common share:
Basic and diluted	$(0.04)	$(0.03)	$(0.01)

Weighted average number of shares outstanding	175,876,273	172,119,786	155,826,936

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2019, 2018 and 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016 - Restated	153,591,590	$153,591	$11,956,770	$(12,656,406)	$(546,045)

Issuance of common stock for notes payable	2,500,000	2,500	232,500	-	235,000

Issuance of common stock for accounts payable	1,700,000	1,700	427,300	-	429,000

Issuance of common stock for services	200,000	200	143,800	-	144,000

Sale of common stock	7,047,820	7,048	636,952	-	644,000

Common stock issued as debt financing costs	113,000	113	8,366	-	8,479

Net Loss - Restated	-	-	-	(1,466,789)	(1,466,789)

Balance at December 31, 2017 - Restated	165,152,410	165,152	13,405,688	(14,123,195)	(552,355)

Issuance of shares for notes payable and accrued interest	3,387,000	3,387	3,688,443	-	3,691,830

Issuance of common stock for services	850,000	850	696,150	-	697,000

Common stock held in escrow	2,150,000	2,150	(2,150)	-	-

Sale of common Stock	2,403,728	2,404	1,412,796	-	1,415,200

Net Loss - Restated	-	-	-	(5,402,369)	(5,402,369)

Balance at December 31, 2018 - Restated	173,943,138	173,943	19,200,927	(19,525,564)	(150,694)

Stock-based compensation modification expense on shares held in escrow	-	-	2,021,000	-	2,021,000

Issuance of common stock for services	1,925,000	1,925	1,857,325	-	1,859,250

Issuance of shares for notes payable – related party	410,000	410	204,590	-	205,000

Sale of common stock	2,022,199	2,022	1,253,728	-	1,255,750

Beneficial conversion feature	-	-	508,183	-	508,183

Net Loss	-	-		(6,602,295)	(6,602,295)

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
		(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Loss	$(6,602,295)	$(5,402,369)	$(1,466,789)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation	3,880,250	697,000	144,000
Loss on settlement of debt	-	3,509,330	416,726
Expenses paid by officer	-	30,000	-
Loss on disputed inventory	-	-	82,166
Common stock issued for debt financing costs	-	-	8,479
Amortization of debt discount	508,183	-	-

Changes in assets and liabilities:
Accounts receivable	-	371	99,910
Inventory	(44,868)	5,411	(71,040)
Prepaid and other current assets	50,000	(37,886)	(12,114)
Accounts payable and accrued expenses	367,836	(9,019)	61,432
Accrued liabilities – related party	74,130	(71,500)	87,555
Net Cash Used In Operating Activities	(1,766,764)	(1,278,662)	(649,675)

Cash Flows from Financing Activities:
Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities:
Repayment to related parties	(161,135)	(295,207)	(21,500)
Proceeds from related parties	657,500	15,000	155,250
Repayments on notes payable	-	(15,000)	(77,500)
Proceeds from loans payable	-	-	110,000
Proceeds from issuance of common stock	1,255,750	1,415,200	644,000
Net Cash Provided By Financing Activities	1,752,115	1,119,993	810,250

Increase (decrease) in Cash and Cash Equivalents	(14,649)	(158,669)	160,575
Cash and Cash Equivalents - Beginning of period	31,273	189,942	29,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,624	$31,273	189,942

Supplemental cash flow information:
Cash paid for interest	$-	$-	$16,000
Cash paid for income taxes	$-	$-	$-

Schedule of Non-Cash Financing Activities:
Issuance of common stock for accounts payable	$-	$-	$429,000
Shares issued and held in escrow	$-	$2,150	$-
Shares issued for loans payable – related party	$205,000	$-	$-
Accounts payable converted to note payable	$-	$-	$162,500
Common stock issued for settlement of debt and accrued interest	$-	$182,500	$235,000

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC. AND SUBSIDIARY COMPANY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Note 1. Description of the Business

United Health Products, Inc. (“United” or the “Company”) is a product development and solutions company focusing on the wound-care industry and disposable medical supplies markets. The Company produces an innovative gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact.

Note 2. Restatement of Financial Statements

The Company’s management, concluded that, because of two separate transactions, as discussed in further detail below, the Company’s previously issued financial statements for all periods beginning with the quarterly period ended March 31, 2017 through December 31, 2018 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating in this Annual Report its financial statements for the following periods: (i) the years ended December 31, 2018 and December 31, 2017, and (ii) all quarterly periods of 2019, 2018 and 2017.

The first transaction was a revenue transaction that involved a sale of a lost in-bound shipment of product that was recognized and recorded in the first quarter of 2017. This sale was canceled in the second quarter of 2017 and the transaction was subsequently corrected to back out the revenue and exclude it from the audited 2017 annual financial statements which were included in our 2017 Annual Report on Form 10-K. The Company inadvertently did not go back and restate the prior interim financial statements for 2017 to reflect the correction. The second transaction was a revenue transaction regarding product that was in the shipping process at the end of December 2017 that was recognized and recorded as revenue in the 2017 audited annual financial statements where there was a question related to the timing of revenue recognition due to the shipping and receiving terms. The Company’s customer has not paid the Company for this product and the Company, in consultation with its former auditor, ultimately wrote off the receivable in the third and fourth quarters of 2018 as a bad debt expense. Those write-offs were reflected in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 and Company’s Annual Report on Form 10-K for the year ended December 31, 2018. However, in light of the information currently available to the Company, the Company determined that no revenue should have been recognized in 2017 or 2018 due to the customer disputing the shipment and refusing to pay the amount owed and therefore the transaction did not meet all of the revenue recognition criteria under ASC 606, which the Company adopted on January 1, 2018. The Company is continuing collection efforts to recover payment from its customer, and it instituted a lawsuit against the customer in February 2020 to recover payment, which is ongoing (see “Note 10”). Due to uncertainties inherent in litigation, the Company cannot predict the outcome of this action.

During the process of restating its financial statements due to the transaction mentioned above, other adjustments were noted and related to inventory valuation, loss on settlement of debt and equity transactions along with adjustments to accruals based on factors known at the time of this filing versus what was known as of the original filing date.  There was no impact on the statement of operations for the 3 months ended September 30, 2017

Impact of the Restatement – December 31, 2018 and December 31, 2017

	Year Ended December 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$45,862	$(10,986)	$34,876
Cost of sales	$96,701	$(74,431)	$22,270
Gross profit	$(50,839)	$63,445	$12,606
Selling, general and administrative expenses	$2,249,780	$(417,151)	$1,832,629
Total operating expenses	$2,326,731	$(417,151)	$1,909,580
Loss from operations	$(2,377,570)	$480,596	$(1,896,974)
Loss on settlement of debt	$(3,632,500)	$123,170	$(3,509,330)
Total other income (expense)	$(3,628,565)	$123,170	$(3,505,395)
Net loss	$(6,006,135)	$603,766	$(5,402,369)
Net loss per share, basic and diluted	$(0.04)	$0.01	$(0.03)

	As of December 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Accounts receivable	$11,010	$(11,010)	$-
Inventory	$83,694	$(51,714)	$31,980
Prepaid and other current assets	$-	$50,000	$50,000
Total current assets	$125,977	$(12,724)	$113,253
Accounts payable and accrued expenses	$243,713	$(90,743)	$152,970
Accrued liabilities – related party	$25,000	$11,556	$36,556
Liability for unissued shares	$201,843	$(201,843)	$-
Loans payable – related party	$8,121	$66,300	$74,421
Total liabilities	$478,677	$(214,730)	$263,947
Common stock	$185,943	$(12,000)	$173,943
Additional paid-in capital	$19,198,343	$2,584	$19,200,927
Accumulated deficit	$(19,736,986)	$211,422	$(19,525,564)
Total stockholders’ deficiency	$(352,700)	$202,006	$(150,694)

	Year Ended December 31, 2018
	As Previously Reported	Adjustment	As Restated
Cash Flows Data:
Net loss	$(6,006,135)	$603,766	$(5,402,369)
Loss on debt settlement	$3,632,500	$(123,170)	$3,509,330
Write-off of inventory	$60,789	$(60,789)	$-
Stock for services	$674,500	$22,500	$697,000
Bad debt expense	$447,574	$(447,574)	$-
Accounts receivable	$(10,614)	$10,985	$371
Inventory	$19,051	$(13,640)	$5,411
Prepaid and other current assets	$12,114	$(50,000)	$(37,886)
Accounts payable and accrued expenses	$(71,941)	$57,922	$(14,019)
Accrued liabilities – related party	$(61,500)	$(10,000)	$(71,500)
Total cash used in operating activities	$(1,273,662)	$(10,000)	$(1,283,662)

Repayment to related parties	$(305,207)	$10,000	$(295,207)
Total cash provided by financing activities	$1,114,993	$10,000	$1,124,993

	Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
Revenue	$645,652	$(462,474)	$183,174
Cost of sales	$67,016	$33,973	$100,989
Gross profit	$578,636	$(496,451)	$82,185
General and administrative	$1,278,018	$(287,351)	$990,667
Total operating expenses	$1,297,954	$(287,351)	$1,010,603
Loss from operations	$(719,318)	$(209,100)	$(928,418)
Interest expense	$(31,000)	$(8,479)	$(39,479)
Loss on customer disputed inventory shipment	$-	$(82,166)	$(82,166)
Loss on settlement of debt	$(184,650)	$(232,076)	$(416,726)
Total other income (expense)	$(215,650)	$(322,721)	$(538,371)
Net loss	$(934,968)	$(531,821)	$(1,466,789)

	As of December 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Accounts receivable	$447,970	$(447,599)	$371
Inventory	$163,534	$(126,143)	$37,391
Total current assets	$813,560	$(573,742)	$239,818
Accounts payable and accrued expenses	$325,654	$(148,665)	$176,989
Accrued liabilities – related parties	$86,500	$21,556	$108,056
Liability for unissued shares	$211,843	$(211,843)	$-
Loans payable – related parties	$268,328	$56,300	$324,628
Total liabilities	$1,074,825	$(282,652)	$792,173
Common stock	$164,969	$183	$165,152
Additional paid-in capital	$13,304,617	$101,071	$13,405,688
Accumulated deficit	$(13,730,851)	$(392,344)	$(14,123,195)
Total stockholders’ deficiency	$(261,265)	$(291,090)	$(552,355)

	Year Ended December 31, 2017
	As Previously
	Reported	Adjustment	As Restated

Cash Flows Data:
Net loss	$(934,968)	$(531,821)	$(1,466,789)
Stock based compensation	$429,000	$(285,000)	$144,000
Loss on settlement of debt	$184,650	$232,076	$416,726
Loss on customer disputed inventory shipment	$-	$82,166	$82,166
Bad debt expense	$20,226	$(20,226)	$-
Common stock issued for debt financing costs	$-	$8,479	$8,479
Accounts receivable	$(362,569)	$462,479	$99,910
Inventory	$(101,566)	$30,526	$(71,040)
Accounts payable and accrued expenses	$44,941	$16,491	$61,432
Accrued liabilities – related party	$86.500	$1,055	$87,555
Total cash used in operating activities	$(645,900)	$(3,775)	$(649,675)

Proceeds from related parties	$111,500	$43,750	$155,250
Proceeds from issuance of common stock	$683,975	$(39,975)	$644,000
Total cash provided by financing activities	$806,475	$3,775	$810,250

Impact of the Restatement – Quarterly Interim Periods (Unaudited)

	Three Months Ended September 30, 2019
	As Previously Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Selling, general and administrative expenses	$294,847	$33,873	$328,720
Research and development expenses	$141,820	$8,174	$149,994
Total operating expenses	$436,667	$42,047	$478,714
Loss from operations	$(436,667)	$(42,047)	$(478,714)
Interest expense	$-	$(46,154)	$(46,154)
Total other income (expense)	$-	$(46,154)	$(46,154)
Net loss	$(436,667)	$(88,201)	$(524,868)

	Nine Months Ended September 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$25,009	$(20,082)	$4,927
Cost of goods sold	$9,887	$(9,385)	$502
Gross profit	$15,122	$(10,697)	$4,425
Selling, general and administrative expenses	$3,609,708	$(251,101)	$3,358,607
Research and development expenses	$384,088	$8,175	$392,263
Total operating expense	$3,993,796	$(242,926)	$3,750,870
Loss from operations	$(3,978,674)	$232,229	$(3,746,445)
Interest expense	$(156,890)	$(92,016)	$(248,906)
Total other income (expense)	$(156,890)	$(92,016)	$(248,906)
Net loss	$(4,135,564)	$140,213	$(3,995,351)

	Three Months Ended September 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Selling, general and administrative expenses	$403,359	$(113,526)	$289,833
Research and development expenses	$-	$13,527	$13,527
Total operating expenses	$403,359	$(100,000)	$303,359
Loss from operations	$(397,791)	$100,000	$(297,791)
Net loss	$(397,791)	$100,000	$(297,791)

	Nine Months Ended September 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$40,826	$(10,985)	$29,841
Cost of goods sold	$14,147	$5,884	$20,031
Gross profit	$26,679	$(16,869)	$9,810
Selling, general and administrative expenses	$1,700,442	$(139,459)	$1,560,983
Research and development expenses	$-	$61,958	$61,958
Total operating expense	$1,700,442	$(77,500)	$1,622,942
Loss from operations	$(1,673,763)	$60,632	$(1,613,131)
Loss on settlement of debt	$(3,632,500)	$123,170	$(3,509,330)
Total other income (expense)	$(3,628,614)	$123,170	$(3,505,444)
Net loss	$(5,302,377)	$183,802	$(5,118,575)

	Nine Months Ended September 30, 2017
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$336,543	$(130,725)	$205,818
Gross profit	$278,578	$(130,725)	$147,853
Loss from operations	$(182,285)	$(130,725)	$(313,010)
Interest expense	$(21,000)	$(8,479)	$(29,479)
Total other income (expense)	$(21,000)	$(8,479)	$(29,479)
Net loss	$(203,285)	$(139,204)	$(342,489)

	As of September 30, 2019
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$36,019	$(31,092)	$4,927
Inventory	$109,627	$(42,328)	$67,299
Total current assets	$233,865	$(73,421)	$160,444
Total assets	$233,865	$(73,421)	$160,444
Accounts payable and accrued expenses	$306,895	$(53,715)	$253,180
Accrued liabilities – related party	$17,251	$8,979	$26,230
Liability for unissued shares	$201,843	$(201,843)	$-
Loans payable – related party	$-	$61,421	$61,421
Total current liabilities	$525,989	$(185,158)	$340,831
Total liabilities	$525,989	$(185,158)	$340,831
Additional paid-in capital	$23,403,837	$(239,898)	$23,163,939
Accumulated deficit	$(23,872,550)	$351,636	$(23,520,914)
Total stockholders’ deficiency	$(292,124)	$111,737	$(180,387)

	As of September 30, 2018
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$356,399	$(347,599)	$8,800
Inventory	$160,833	$(143,013)	$17,820
Total current assets	$648,120	$(490,612)	$157,508
Total assets	$648,120	$(490,612)	$157,508
Accounts payable and accrued expenses	$273,891	$(141,212)	$132,679
Accrued liabilities – related party	$86,500	$4,100	$90,600
Liability for unissued shares	$326,843	$(326,843)	$-
Loans payable – related party	$169,828	$66,300	$236,128
Total current liabilities	$857,062	$(397,655)	$459,407
Total liabilities	$857,062	$(397,655)	$459,407
Common stock	$184,823	$(11,750)	$173,073
Additional paid-in capital	$18,639,463	$127,334	$18,766,797
Accumulated deficit	$(19,033,228)	$(208,542)	$(19,241,770)
Total stockholders’ deficiency	$(208,942)	$(92,957)	$(301,899)

	As of September 30, 2017
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data (unaudited):
Accounts receivable	$165,609	$(136,071)	$29,538
Inventory	$79,863	$(10,005)	$69,858
Total current assets	$305,795	$(146,076)	$159,719
Total assets	$305,795	$(146,076)	$159,719
Accounts payable and accrued expenses	$460,681	$(88,287)	$372,394
Liability for unissued shares	$145,543	$(145,543)	$-
Loans payable – related parties	$262,078	$12,550	$274,628
Total current liabilities	$1,070,802	$(221,280)	$849,522
Common stock	$156,697	$(76)	$156,621
Additional paid-in capital	$12,077,464	$75,005	$12,152,469
Accumulated deficit	$(12,999,168)	$272	$(12,998,896)
Total stockholders’ deficiency	$(765,007)	$75,201	$(689,806)

	Nine Months Ended September 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data (unaudited):
Net loss	$(4,135,564)	$140,214	$(3,995,350)
Stock based compensation	$2,723,500	$(322,500)	$2,401,000
Amortization of debt discount	$156,890	$92,018	$248,908
Accounts receivable	$(25,009)	$20,082	$(4,927)
Inventory	$(25,933)	$(9,386)	$(35,319)
Prepaid and other current assets	$-	$50,000	$50,000
Accounts payable and accrued expenses	$63,182	$29,572	$92,754

	Nine Months Ended September 30, 2018
	As Previously
	Reported	Adjustment		As Restated
Cash Flows Data (unaudited):
Net loss	$(5,302,377)		$183,802		$(5,118,575)
Stock based compensation	$674,500		$22,500		$697,000
Loss on settlement of debt	$3,632,500		$(123,170)		$3,509,330
Bad debt expense	$100,000		$(100,000)		$-
Inventory	$2,701		$16,871		$19,572
Accrued liabilities – related party	$-		$(10,000)		$(10,000)
Cash used in operating activities	$(900,754)		$(10,000)		$(910,754)
	$	$		$
Proceeds from notes payable – related party	$15,000		$10,000		$25,000
Cash provided by financing activities	$841,700		$10,000		$851,700

	Nine Months Ended September 30, 2017
	As Previously
	Reported	Adjustment	As Restated

Cash Flows Data (unaudited):
Net loss	$(203,285)	$(139,204)	$(342,489)
Shares issued for debt financing costs	$-	$8,479	$8,479
Accounts receivable	$(59,982)	$130,725	$70,743
Inventory	$(17,895)	$(3,447)	$(21,342)
Accounts payable and accrued expenses	$(14,382)	$3,447	$(10,935)

	Three Months Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenue	$25,009	$(20,082)	$4,927
Cost of goods sold	$9,887	$(9,385)	$502
Gross profit	$15,122	$(10,697)	$4,425
Selling, general and administrative expenses	$356,369	$37,524	$393,893
Total operating expenses	$571,232	$37,524	$608,756
Loss from operations	$(556,110)	$(48,222)	$(604,332)
Interest expense	$(156,890)	$(45,862)	$(202,752)
Total other income (expense)	$(156,890)	$(45,862)	$(202,752)
Net loss	$(713,000)	$(94,084)	$(807,084)

	Six Months Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$25,009	$(20,082)	$4,927
Cost of goods sold	$9,887	$(9,385)	$502
Gross profit	$15,122	$(10,697)	$4,425
Selling, general and administrative expenses	$3,314,861	$(284,975)	$3,029,886
Total operating expense	$3,557,129	$(284,975)	$3,272,154
Loss from operations	$(3,542,007)	$274,277	$(3,267,730)
Interest expense	$(156,890)	$(45,862)	$(202,752)
Total other income (expense)	$(156,890)	$(45,862)	$(202,752)
Net loss	$(3,698,897)	$228,415	$(3,470,482)

	Three Months Ended June 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Selling, general and administrative expenses	$918,491	$(16,540)	$901,951
Research and development expenses	$-	$39,041	$39,041
Total operating expenses	$918,491	$22,501	$940,992
Loss from operations	$(918,491)	$(22,501)	$(940,992)
Net loss	$(914,545)	$(22,501)	$(937,046)

	Six Months Ended June 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$31,778	$(10,985)	$20,793
Cost of goods sold	$10,667	$5,884	$16,551
Gross profit	$21,111	$(16,869)	$4,242
General and administrative expenses	$1,297,083	$22,498	$1,271,150
Total operating expenses	$1,297,083	$22,498	$1,319,581
Loss from operations	$(1,275,972)	$(39,367)	$(1,315,339)
Loss on settlement of debt	$(3,632,500)	$123,170	$(3,509,330)
Total other income (expense)	$(3,628,614)	$123,170	$(3,505,444)
Net loss	$(4,904,586)	$83,803	$(4,820,783)

	Three Months Ended June 30, 2017
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Interest expense	$(11,000)	$2,146	$(8,854)
Total other income (expense)	$(11,000)	$2,146	$(8,854)
Net loss	$(119,768)	$2,146	$117,622

	Six Months Ended June 30, 2017
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$268,945	$(130,725)	$138,220
Gross profit	$232,270	$(130,725)	$101,545
Loss from operations	$(46,777)	$(130,725)	$(177,502)
Interest expense	$(16,000)	$(8,479)	$(24,479)
Total other income (expense)	$(16,000)	$(8,479)	$(24,479)
Net loss	$(62,777)	$(139,204)	$(201,981)

	As of June 30, 2019
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$36,019	$(31,092)	$4,927
Inventory	$99,807	$(42,328)	$57,479
Total current assets	$636,721	$(73,421)	$563,300
Total assets	$636,721	$(73,421)	$563,300
Accounts payable and accrued expenses	$235,214	$(95,763)	$139,451
Accrued liabilities – related party	$55,121	$8,979	$64,100
Liability for unissued shares	$211,843	$(211,843)	$-
Loans payable – related party	$-	$61,421	$61,421
Total current liabilities	$502,178	$(237,205)	$264,973
Total liabilities	$502,178	$(237,205)	$264,973
Additional paid-in capital	$23,403,837	$(286,052)	$23,117,785
Accumulated deficit	$(23,435,883)	$439,837	$(22,996,046)
Total stockholders’ deficiency	$144,543	$153,785	$298,328

	As of June 30, 2018
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$453,611	$(447,599)	$6,012
Inventory	$157,318	$(143,013)	$14,305
Total current assets	$940,183	$(590,612)	$349,571
Total assets	$940,183	$(590,612)	$349,571
Accounts payable and accrued expenses	$273,162	$(141,211)	$131,951
Accrued liabilities – related party	$86,500	$14,100	$100,600
Liability for unissued shares	$211,843	$(211,843)	$-
Loans payable – related party	$189,828	$56,300	$246,128
Total current liabilities	$761,333	$(282,654)	$478,679
Total liabilities	$761,333	$(282,654)	$478,679
Common stock	$184,809	$(11,930)	$172,879
Additional paid-in capital	$18,629,478	$12,513	$18,641,991
Accumulated deficit	$(18,635,437)	$(308,541)	$(18,943,978)
Total stockholders’ equity (deficiency)	$178,850	$(307,958)	$(129,108)

	As of June 30, 2017
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$167,546	$(136,071)	$31,475
Inventory	$89,525	$(10,004)	$79,521
Total current assets	$260,300	$(146,076)	$114,224
Total assets	$260,300	$(146,076)	$114,224
Accounts payable and accrued expenses	$481,928	$(88,287)	$393,641
Liabilities for unissued shares	$145,543	$(145,543)	$-
Loans payable – related party	$235,078	$12,550	$247,628
Total current liabilities	$1,075,049	$(221,280)	$853,769
Total liabilities	$1,075,049	$(221,280)	$853,769
Common stock	$153,780	$(76)	$153,704
Additional paid-in capital	$11,890,131	$75,005	$11,965,136
Accumulated deficit	$(12,858,660)	$276	$(12,858,384)
Total stockholders’ deficiency	$(814,749)	$75,205	$(739,544)

	Six Months Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data (unaudited):
Net loss	$(3,698,897)	$228,416	$(3,470,481)
Stock based compensation	$2,723,500	$(322,500)	$2,401,000
Amortization of debt discount	$156,890	$45,862	$202,752
Accounts receivable	$(25,009)	$20,082	$(4,927)
Inventory	$(16,113)	$(9,385)	$(25,498)
Prepaid and other current assets	$-	$50,000	$50,000
Accounts payable and accrued expenses	$(8,499)	$(12,475)	$(20,974)

	Six Months Ended June 30, 2018
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data (unaudited)
Net loss	$(4,904,586)	$83,803	$(4,820,783)
Stock based compensation	$674,500	$22,500	$697,000
Loss on settlement of debt	$3,632,500	$(123,170)	$3,509,330
Inventory	$6,216	$16,868	$26,084

	Six Months Ended June 30, 2017
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data (unaudited):
Net loss	$(62,777)	$(139,201)	$(201,978)
Stock issued for debt financing costs	$-	$8,479	$8,479
Accounts receivable	$(61,919)	$130,725	$68,806
Inventory	$(27,557)	$(3,447)	$(31,004)
Accounts payable and accrued expenses	$6,865	$3,444	$10,309

	Three Months Ended March 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Selling, general and administrative expenses	$2,958,492	$(322,499)	$2,635,993
Total operating expense	$2,985,897	$(322,499)	$2,663,398
Loss from operations	$(2,985,897	$(322,499)	$(2,663,398)
Net loss	$(2,985,897	$(322,499)	$(2,663,398)

	Three Months Ended March 31, 2018
	As Previously
	Reported	Adjustment	As Restated

Statement of Operations Data (unaudited):
Revenues	$29,928	$(10,985)	$18,943
Cost of goods sold	$8,877	$5,883	$14,760
Gross profit	$21,051	$(16,868	$4,183
Loss from operations	$(357,540)	$(16,868	$(374,408
Loss on settlement of debt	$(3,632,500)	$123,170	$(3,509,330
Total other income (expense)	$(3,632,500)	$123,170	$(3,509,330
Net loss	$(3,990,040)	$106,303	$(3,883,737

	Three Months Ended March 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data (unaudited):
Revenues	$227,129	$(130,725)	$96,404
Gross profit	$211,747	$(130,725)	$81,022
Gain (loss) from operations	$61,993	$(130,725)	$(68,732)
Interest expense	$(10,000)	$(5,625)	$(15,625)
Total other income (expense)	$(10,000)	$(5,625)	$(15,625)
Net income (loss)	$51,993	$(136,350)	$(84,357)

	As of March 31, 2019
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$11,010	$(11,010)	$-
Inventory	$83,694	$(51,713)	$31,981
Prepaid and other current assets	$-	$50,000	$50,000
Total current assets	$101,014	$(12,723)	$88,291
Total assets	$101,014	$(12,723)	$88,291
Accounts payable and accrued expenses	$240,147	$(83,288)	$156,859
Accrued liabilities – related party	$70,000	$4,100	$74,100
Liability for unissued shares	$201,843	$(201,843)	$-
Loans payable – related party	$129,121	$66,300	$195,421
Total current liabilities	$641,111	$(214,730)	$426,381
Total liabilities	$641,111	$(214,730)	$426,381
Additional paid-in capital	$22,008,293	$(331,915)	$21,676,378
Accumulated deficit	$(22,722,883)	$533,921	$(22,188,962)
Total stockholders’ deficiency	$(540,097)	$202,007	$(338,090)

	As of March 31, 2018
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$451,810	$(447,599)	$4,211
Inventory	$157,538	$(143,011)	$14,527
Total current assets	$781,128	$(590,610)	$190,518
Total assets	$781,128	$(590,610)	$190,518
Accounts payable and accrued liabilities	$298,162	$(141,211)	$156,951
Accrued liabilities – related party	$86,500	$14,100	$100,600
Liability for unissued shares	$298,843	$(298,843)	$-
Loans payable – related party	$198,328	$56,300	$254,628
Total current liabilities	$881,833	$(369,653)	$512,180
Total liabilities	$881,833	$(369,653)	$512,180
Common stock	$183,173	$(11,856)	$171,317
Additional paid-in capital	$17,437,013	$76,940	$17,513,953
Accumulated deficit	$(17,720,891)	$(286,040)	$(18,006,931)
Total stockholders’ deficiency	$(100,705)	$(220,956)	$(321,661)

	As of March 31, 2017
	As Previously
	Reported	Adjustment	As Restated

Balance Sheet Data (unaudited):
Accounts receivable	$234,214	$(136,072)	$98,142
Inventory	$62,039	$(10,005)	$52,034
Total current assets	$311,468	$(146,077)	$165,391
Total assets	$311,468	$(146,077)	$165,391
Accounts payable and accrued expenses	$458,576	$(88,288)	$370,288
Liability for unissued shares	$145,543	$(145,543)	$-
Loans payable -related party	$182,328	$12,550	$194,878
Total current liabilities	$1,011,447	$(221,281)	$790,166
Total liabilities	$1,011,447	$(221,281)	$790,166
Common stock	$153,780	$(114)	$153,666
Additional paid-in capital	$11,890,131	$72,189	$11,962,320
Accumulated deficit	$(12,743,890)	$3,129	$(12,740,761)
Total stockholders’ deficiency	$(699,979)	$75,204	$(624,775)

	Three Months Ended March 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(2,985,897)	322,500	$(2,663,397)
Stock based compensation	$2,723,500	(322,500)	$2,401,000

	Three Months Ended March 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net loss	$(3,990,040)	$106,304	$(3,883,736)
Loss on settlement of debt	$3,632,500	$(123,170)	$3,509,330
Inventory	$5,997	$16,866	$22,863

	Three Months Ended March 31, 2017
	As Previously
	Reported	Adjustment	As Restated
Consolidated Cash Flows Data (unaudited):
Net income (loss)	$51,993	$(136,348)	$(84,355)
Shares issued for debt financing costs	$-	$5,625	$5,625
Accounts receivable	$(128,587)	$130,726	$2,139
Inventory	$(71)	$(3,446)	$(3,517)
Accounts payable and accrued expenses	$(16,487)	$3,443	$(13,044

Note 3. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2019, 2018 and 2017, the Company has approximately $15.6, $13.5 and $12.2 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2019, 2018 and 2017. The Company recorded $0 in bad debt expense for the years ended December 31, 2019, 2018 and 2017.

For the year ended December 31, 2019 one customer accounted for 100% of the Company’s net revenue.

For the year ended December 31, 2018 there were two customers accounted for 61% and 28% of the Company’s net revenue.

For the year ended December 31, 2017 one customer accounted for 85% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2019	December 31, 2018	December 31, 2017
Raw materials	$54,774	$27,302	$31,250
Finished goods	22,074	4,678	6,141
	$76,848	$31,980	$37,391

During the years ended December 31, 2019, 2018 and 2017, the Company determined that no inventory needed to be impaired and written-off to cost of goods sold.

As mentioned above in Note 2, the Company shipped product to a customer at the end of 2017 and in light of the information currently available to the Company, the Company determined that no revenue should be recognized due to the customer disputing the shipment and refusing to pay the amount owed and therefore the transaction did not meet all of the revenue recognition criteria under ASC 606. The Company determined the inventory related to that shipment should be written down to $0 and expensed. Accordingly, the Company recorded a loss of $82,166 to loss on disputed inventory in the Statement of Operations during the year ended December 31, 2017.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $214,810, $176,999 and $53,050 in advertising and marketing costs during the years ended December 31, 2019, 2018 and 2017, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $666,388, $76,951 and $19,936 in research and development expenses during the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period.

The Company accounted for stock compensation arrangements with non-employees in accordance with ASC 505-50-30-11, until January 1, 2019, which provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty’s performance is complete.

As of January 1, 2019, the Company accounted for stock compensation arrangements with non-employees in accordance with Accounting Standard Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which requires that such equity instruments are recorded at the value on the grant date.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2019, 2018 and 2017 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2019 include 50,100,000 of restricted stock units, and 579,556 shares for convertible loans payable – related party. There were no potential common shares as of December 31, 2018 and 2017.

New Accounting Pronouncements, Recently Adopted Accounting Pronouncements

Revenue Recognition

During the year ended December 31, 2017, the Company recognized revenue per ASC 605 – Revenue Recognition.  Under ASC 605 revenue was recognized when persuasive evidence of an arrangement existed, product had been delivered or services had been rendered, the price was fixed or determinable and collectability was reasonably assured. Revenue was recognized net of estimated sales returns and allowances.

Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its HemoStyp product by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer.  The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer.  The Company provided a 3% net 30 discount to one of its customers. No other discounts were offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

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

Note 4. Related Party Transactions

Related party loans and related party convertible loans payables

As of December 31, 2019, 2018 and 2017, loans payable to related parties totaled $0, $74,421 and $324,628, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer.

As of December 31, 2019, 2018, 2017, convertible loans payable - related parties totaled $365,785, $0 and $0, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer.

During the year ended December 31, 2019, Mr. Beplate advanced the Company a total of $657,500 and the Company made repayments to Mr. Beplate totaling $161,135. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

On April 22, 2019, the Company agreed to allow Mr. Beplate to convert all previous outstanding cash loans made to the Company. For any outstanding loans made on or before April 15, 2019, the loans are convertible at $0.50 per share and for all loans subsequent to April 15, 2019, the amounts are convertible at $0.65 per share, in each case at the sole discretion of Mr. Beplate. The Company’s stock price on April 22, 2019 was $0.90 which resulted in a beneficial conversion feature of $193,137 which was recorded to interest expense.

During the year ended December 31, 2019, Mr. Beplate converted $205,000 of loans payable at a conversion price of $0.50 into 410,000 shares of common stock.

From the April 15, 2019 through December 31, 2019, Mr. Beplate loaned the Company $490,500 which were convertible at $0.65 as mentioned above. These loans resulted in a beneficial conversion feature of $315,046 which was recorded to interest expense upon issuance. The outstanding balance of convertible loans payable – related party was $365,785, $0 and $0 as of December 31, 2019, 2018 and 2017, respectively. There is $0 remaining as unamortized debt discount.

During the year ended December 31, 2018, Mr. Beplate gave a personal vehicle to an employee of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. During 2018, Mr. Beplate provided loans to the Company of $15,000 and was repaid $295,207 of the outstanding loans payable balance. During the year ended December 31, 2017, Mr. Beplate provided loans to the Company of $155,250 and was repaid $21,500. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Accrued liabilities

As of December 31, 2017, $76,500 was owed to him for accrued compensation. During the year ended December 31, 2018, Mr. Beplate received compensation of $180,000 and $71,500 of previously accrued compensation was paid, leaving a balance of $5,000. During the year ended December 31, 2019, $75,000 of compensation was accrued and $2,870 of previously accrued compensation was paid leaving a balance of $77,130.

As of December 31, 2019, 2018 and 2017, $24,100 was owed to Nate Knight, the Chief Financial Officer, for accrued compensation.

Equity transactions

During the year ended December 31, 2018, the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO, 5,000,000 shares to the Chief Operating Officer (which were later cancelled and replaced with restricted stock units (RSU’s) as described below) and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator. These shares, were placed in escrow and were to be released when a change of control occurred. Management was unable to determine when a change of control would occur and $0 was expensed as of December 31, 2018.

During the year ended December 31, 2019, the 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator, all of which were held in escrow as of December 31, 2018 became vested as modified by the Board of Directors for services provided. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

In March 2019, the Company granted Mr. Beplate and Louis Schiliro 33,000,000 and 8,000,000 Restricted Stock Units (RSU’s), respectively, which vest and are issuable upon the achievement of certain conditions described in Note 4. These RSU’s were included as part of the Company’s grant of an aggregate of 50,100,000 RSUs to various officers, directors and consultants which all vest on substantially the same terms. The RSUs granted to Mr. Beplate replaced an executive compensation stock bonus package that was granted to Mr. Beplate in December 2018 which had provided that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurred by December 31, 2019, Mr. Beplate would have been entitled to receive a number of shares equal to 15% post issuance of the then outstanding shares of the Company’s common stock on a fully diluted basis. The December 2018 executive compensation stock bonus package had, in turn, replaced a previously issued 5% stock bonus granted to Mr. Beplate that would have been issuable in the event of a sale of the Company’s assets or change in control or merger transaction, per his services agreement. The 8,000,000 RSU’s granted to Mr. Schiliro replaced the 5,000,000 shares of common stock which were previously held in escrow and subsequently cancelled. See “Note 6” regarding the granting of the RSUs.

During the year ended December 31, 2019, the Company issued a total of 1,000,000 shares of common stock to directors and officers of the Company and 50,000 shares of common stock to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator for services rendered. The shares had a fair market value of $1,063,000.

Note 5. Prepaid and Other Current Assets

The Company had a balance of $50,000 as of December 31, 2018 related to a retainer payment for professional services. The $50,000 retainer was refunded to the Company during 2019.

Note 6. Issuances of Securities

Share issuances 2017

In 2017, the Company sold 7,047,820 shares of its common stock in a private placement offering for gross proceeds of $644,000. Exemption from registration is claimed under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

During 2017, in conjunction with issuing three notes payable, the Company agreed to issue a total of 113,000 shares of common stock. These shares had a fair market value of $8,479 and were considered financing costs and recorded as interest expense.

During 2017, the Company issued 1,700,000 shares of stock with a fair value of $429,000 to settle accounts payable balances of $82,774. The Company recorded $346,226 as loss on settlement of debt.

During 2017, the Company’s securities counsel converted $162,500 in accounts payable to a promissory note. The securities counsel then converted this promissory note into 2,500,000 shares of common stock. The shares of stock had a fair value of $235,000 and the Company recorded $72,500 as loss on settlement of debt.

In December 2017, the Company issued 200,000 shares of common stock to an unaffiliated individual for services performed. The shares had a total fair market value of $144,000.

Share issuances 2018

The Company issued 800,000 shares of common stock to its medical advisors with a total fair market value of $642,500 for services, 50,000 shares of common stock to an unaffiliated individual with a total fair market value of $54,500 for services, 2,403,728 shares of common stock were sold for total proceeds of $1,415,200.

The Company issued 3,387,000 shares of common stock to non-affiliated investors to convert $172,500 of notes payable and $10,000 of accrued interest. The shares were valued at their fair market value of $1.09 which resulted in a loss on debt settlement of $3,509,330. See “Note 8” below.

The Company issued a total of 14,150,000 shares of common stock to officers and various consultants for services to be provided related to a change of control of the Company and placed in escrow The Company canceled 12,000,000 of these shares in the first quarter of 2019, therefore only 2,150,000 of the shares were treated as issued and outstanding in 2018. The shares were to be released from escrow upon the change of control of the Company. Management was unable to determine when a change of control would occur therefore $0 was expensed as of December 31, 2018 related to these shares.

Share issuances 2019

During 2019, 1,622,199 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $1,055,750: 400,000 shares of common stock were sold to securities counsel for total cash proceeds of $200,000: 350,000 shares of common stock were issued to securities counsel for services rendered with a fair value of $335,500: 1,100,000 shares of common stock were issued to officers and directors of the Company for services rendered with a fair value of $1,063,000: 50,000 shares of common stock to the office administrator, who is a person affiliated with the Company’s CEO, for services rendered with a fair value of $48,500: 425,000 shares of common stock were issued to various consultants and advisors for services rendered with a fair value of $412,250: and 410,000 shares of common stock were issued to the Company’s CEO for conversion of notes payable totaling $205,000.

During the year ended December 31, 2019, the previously disclosed 2,150,000 shares that were awarded in 2018 (see Note 4 above) and reported as issued and outstanding with no related expense recognized as of December 31, 2018, were modified by the Board of Directors and deemed vested. The modification resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

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

Activity related to our restricted stock units during the year ended December 31, 2019 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2018	-	$-
Units granted	50,100,000	$0.94
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2019	50,100,000	$0.94

Management is unable to determine when a change of control will occur and as of December 31, 2019, there was $47,094,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 7. Litigation

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit. The parties have held various depositions and the Company had a motion to dismiss which was denied. The Plaintiff filed a motion to amend his complaint and the Company has submitted opposition papers and are awaiting an order from the Court.

In July 2015, the Company entered into a consulting agreement retaining the services of Maxim Group LLC. An amended agreement was executed in January 2018. A total of 4 million shares of common stock were issued to Maxim in exchange for its obligation to perform certain advisory and other services. In the fourth quarter of 2018, the Company notified Maxim of its intent to file for arbitration pursuant to the consulting agreement. Maxim, without providing a similar notice to the Company, immediately filed a complaint with FINRA seeking release of a restrictive legend from a Company stock certificate in the amount of 500,000 shares. The Company filed an affirmative defense that the required notice of arbitration was not provided to the Company prior to filing. The Company also filed a counterclaim for breach of contract seeking restitution of the original 4 million shares issued to Maxim. This case was settled on December 13, 2019, with Maxim agreeing to make certain payments to the Company post sale of their 500,000 Company shares, in an amount equal to one-half of their sales proceeds. To date, the Company has received no money.

During 2018, a vendor filed a judgement against the Company related disputed invoices. The Company paid $15,000 to settle the judgement in full during the year ended December 31, 2018.

Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant is claiming, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. A motion to dismiss the plaintiff’s claims was filed and on March 19, 2020 the motion to dismiss was denied. Discovery is now taking place.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas Beplate alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. Recently, the Court granted the motion for a default by FSR, Inc against Korsair Holdings, AG., but denied any claim for relief against UHP, Inc. The Court ruled that the SEC must review the claim before the matter can proceed in Court.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the above legal proceedings.

In October 2019 the Company filed a defamation, trade libel and unlawful and deceptive practices lawsuit against White Diamond Research LLC, Adam Gefvert, Streetsweeper.org, Sonya Colberg and others in response to a stock manipulation scheme to injure UHP for illegitimate personal gain. The complaint alleged that in August 2019 the above defendants published false and defamatory statements about UHP in “short and distort” schemes to artificially drive down the market price of UHP’s common stock while at the same time having a short position in UHP’s stock, so they could obtain illicit profits on their short sale positions. This lawsuit was settled in April 2020 on terms mutually agreed to by the Company and the defendant parties, without the exchange of monetary payment or other economic consideration.

Note 8. Notes Payable

During the year ended December 31, 2016, the Company received $150,000 related to a note payable. The note was due on December 11, 2018 and interest accrued at the rate of 10% per annum. During the year ended December 31, 2018, the Company issued 2,500,000 shares of common stock to settle the outstanding note payable balance of $150,000 and accrued interest of $15,000. The balance of this note was $0, $0 and $150,000 as of December 31, 2019, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company received a total of $75,000 related to three separate notes payable. One note payable for $50,000 had a maturity date of March 31, 2017 and the other two notes totaling $25,000 had maturity dates of May 15, 2017. The notes accrued interest at the rate of 20% per annum and as consideration for entering into the notes, the Company agreed to issue 113,000 shares of common stock, which were recorded as issued and outstanding in 2017. The shares of common stock had a fair market value of $8,479 and were considered financing costs and recorded as interest expense during the year ended December 31, 2017.

The Company also paid down $42,500 of the principal balance during 2017 and $12,500 of accrued interest leaving a balance of $32,500 and $0 as the principal and interest amounts owing, respectively, as of December 31, 2017. During the year ended December 31, 2018, the Company paid $15,000 of the balance of the outstanding note payable principal balance and issued 887,000 shares of common stock to settle the remaining balance of $17,500. The balance was $0, $0 and $32,500 as of December 31, 2019, 2018 and 2017, respectively.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate any impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2019, 2018 or 2017.The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2019.

The Company’s federal income tax returns for the years ended December 31, 2016 through December 31, 2019 remain subject to examination by the Internal Revenue Service as of December 31, 2019.

During 2019, 2018 and 2017, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
Deferred tax assets:
Net operating loss carryover	$3,282,100	$2,832,800	$2,566,600
Accrued related party payroll	21,700	6,100	21,100
Valuation allowance	(3,303,800)	(2,838,900)	(2,587,700)
Net deferred tax asset	$-	$-	$-

The income tax provision differs from the amount on income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2019, 2018 and 2017 due to the following:

	December 31,
	2019	2018	2017
Book income	$(1,386,500)	$(1,134,500)	$(308,000)
Related party accrued payroll	15,500	(15,000)	21,200
Loss on debt settlement	-	737,000	87,500
Stock based compensation	814,900	146,400	30,200
Interest amortization	106,700	-	1,800
Valuation allowance	449,400	266,100	167,300
Income tax expense	$-	$-	$-

As of December 31, 2019, 2018 and 2017, the Company has taxable net loss carryovers of approximately $15.6 million, $13.5 million and $12.2 million, respectively.

Note 10. Subsequent Events

The Company has evaluated events from December 31, 2019, through the date whereupon the financial statements were issued and has determined that there are no other material events that need to be disclosed, except as follows:

1,653,119 shares of common stock were sold for cash proceeds of $765,446 and issued to various non-affiliated investors at $0.50 per share to $0.90 a share.

50,000 shares of common stock with a fair market value of $50,000 were issued to a former medical advisor and 125,000 shares of common stock were issued for services with a fair market value of $100,625 to a consultant.

The Company received a total $380,230 in loans. $130,230 was received from the Company's Chief Executive Officer, $50,000 was received from the Company's Chief Operating Officer and $200,000 was received from a non-related party.

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the 215th Judicial District of Harris County. The demand for trial by jury was made. Defendants Patterson Companies Inc., and Patterson Management, L.P., were served on February 24, 2020. Defendants Patterson Veterinary, Inc. and Patterson Logistics Services, Inc. were served on February 25, 2020. Defendant Animal Health was served on February 27, 2020. On March 5, 2020, the Defendants removed to federal court. The defendants filed their answer in federal court on March 12, 2020. An “initial pretrial and schedule conference” is set before the Magistrate Judge on August 25, 2020. Discovery is ongoing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2019 (the “Resignation Date”) Haynie & Company resigned as the independent registered public accounting firm for the Company. On December 20, 2019, the Company engaged MAC Accounting Group, LLP (“MAC”), Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Haynie & Company to MAC was approved unanimously by our board of directors.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with MAC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2019, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management’s assessment were the following:

•	Inadequate corporate governance

•	Inadequate internal control structure and control environment

•	Lack of information technology controls

•	Lack of segregation of duties

•	Lack of sufficient accounting resources with SEC experience, US generally accepted accounting principles knowledge and tax accounting expertise

These material weaknesses could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. The Company’s internal control over financial reporting as of December 31, 2019, has been audited by MAC Accounting Group, LLP as stated in their report which appears herein.

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers of the Company as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Douglas K. Beplate	64	Chief Executive and Chairman of the Board
Louis Schiliro	49	Chief Operating Officer
Nate Knight	68	Chief Financial Officer, Secretary, Treasurer and Director
Robert Denser	49	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the Board.

Douglas K. Beplate, Chief Executive Officer of the Company since November 2014 and Chief Operating Officer of the Company since November 2013. Mr. Beplate became a director and Chairman of the Board of the Company in 2015. Mr. Beplate has been working on the development and marketing of the Hemostyp gauze since 2010. Mr.Beplate’s present responsibilities include daily operations and oversight of sales, marketing, product development and intellectual property. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

Louis Schiliro, Chief operating Officer since August 2018, Mr. Schiliro has been responsible for all day to day operations for manufacturing, packaging and marketing of Hemostyp Gauze for United Health Products. He has also overseen all marketing, sales and manufacturing strategies. He has acted as the coordinator and liaison for all Federal regulatory interactions including FDA processes. Previously, Mr. Schiliro served as Chief Operating Officer of Hemo Manufacturing from January 2014 through December 2016, where he was responsible for all day to day operations for manufacturing, packaging and marketing of Hemostyp Gauze as a contract vendor for United Health Products. He was integral in developing dozens of new SKUs and package setups. From January 2012 through January 2014, he was a Partner at ETL Response Inc. ETL is a company dedicated to specific projects by offering clients a full cycle solution. ETL is a manufacturer, seller and/or distributor for those clients which need some or all of these services. ETL works in the medical device and homeland security fields. From 1997 through January 2012, Mr. Schiliro served as Chief Operating Officer and Chief Financial Officer of Global Medical USA and Global Medical. Global Protection was a market leader in distributing protective equipment to America’s First Responders. Global Medical. was a distributor of medical supplies and products to surgery centers in New Jersey. From 1996 through 1999, he served as a Manager of International Sales/National Accounts Manager at SAFECO, where he was responsible for creating distribution channels in international markets for safety and medical supplies. He has a Masters of Business in International Finance/Economics – George Mason University (1995) and he graduated with Bachelors of Arts in International Relations/Economics – West Virginia University (1993).

Nate Knight, a director of the Company since December 2012 and Chief Financial Officer of the Company since 2013, brings to the Company years of business experience and knowledge of the Company’s HemoStyp product. Mr. Knight was a principal in Med Spring, Inc., the Company that originally developed the HemoStyp gauze products prior to the Company’s acquisition of the rights to same. Mr. Knight has been a public accountant for over 30 years and has owned and operated his own accounting business. Mr. Knight previously held a Series 7 license and since February 2012, he has been employed by an internal auditor with Prime Alliance Bank. Between 2004 and 2010, Mr. Knight served as Chief Financial Officer of MedSpring Group Inc., a privately-owned medical device company. Mr. Knight with his extensive accounting experience and knowledge of the Company’s HemoStyp product line as well as its potential applications, makes him an ideal candidate to continue to serve on our Board of Directors as an independent director.

Robert J. Denser, a director of the Company since November 2014. Mr. Denser graduated from the University of California, Santa Barbara in 1993 with a BA degree in Business Economics. Over the past 10 years his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfillment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. For the past five years Mr. Denser has been a member of ETL Response, LLC and has been in the role of Director of Sales and Finance. In this role he coordinates all ETL projects as needed. ETL Response. Mr. Denser’s background experience also includes direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster. Management believes that the foregoing experience of Mr. Denser makes him an ideal candidate to continue to serve on our Board of Director as an independent director.

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

Board Leadership Structure

In accordance with the Company’s By-Laws, the Chairman of the Board presides at all meetings of the Board. Mr. Beplate currently holds both the position of Chairman of the Board and Chief Executive Officer. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Mr. Beplate intends to file one or more delinquent Form 4/Form 5 filings for 2018 through 2020.

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

Advisory Board

As the Company continues to pursue its application to have HemoStyp approved for Class III surgical uses in the United States and abroad, it looks forward to calling upon experts in the fields of medicine, veterinary medicine and dental medicine to pursue various opportunities in these different markets.

The Company has formed an Advisory Board which consists of the following persons as of the date of this filing:

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

Clay W. Robinson, DVM has been Chief Medical Officer of Frontier BioMedical, LLC since August 1998. Dr. Robinson’s Professional career includes, Head of Frontier BioMedical, Inc. IACUC since 2001; Holds Private Mixed Practice and self-employed since August 1998; a resident Veterinarian at Utah State University from September 1995 to August 1998; Private Equine Practice, Kayscreek Equine Clinic, Layton, Utah, from February 1994 to August 1995; Private Mixed Practice, Animal Health Center, LaGrande, Oregon, from June 1992 to February 1994. Dr. Robinson Research includes, Protocol development and surgical implementation of new devices and techniques with Frontier BioMedical, Inc., since August 1998. Surgical Harvesting of Equine ovaries and in vitro transfer of EVA (Equine Viral Arteritis) in the unfertilized oocyte. Utah State University, Published. In vitro clearance of EVA from equine semen, Utah State University, Unpublished. He also Participated in all animal research under the Ag Experiment Station at Utah State University from September 1995 to August 1998. He served as a Member of Frontier BioMedical, Inc. IACUC from 1997 to 2001. His Education details includes Oregon State University, Corvallis, Oregon, May 1992 and Washington State University; Pullman, Washington June 1992 Doctor of Veterinary Medicine; Southern Utah University, Cedar City, Utah June 1987; Bachelor of Science, Major: Biology with an agricultural emphasis.

In lieu of cash compensation, each medical advisor received 100,000 shares of restricted common stock as compensation for his services to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2019 and 2018 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2019; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2019 with compensation during fiscal year ended 2019 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2019.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate	2019	$240,000	$-0-	$388,000	$-0-	$-0-	$-0-	$-0-	$628,000
Chief Executive Officer	2018	$180,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$180,000

Nate Knight	2019	$60,000	$-0-	$1,696,000	$-0-	$-0-	$-0-	$-0-	$1,756,000
Chief Financial Officer Officer	2018	$60,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000

Louis Schiliro	2019	$181,500	$-0-	$194,000	$-0-	$-0-	$-0-	$-0-	$375,500
Chief Operating Officer	2018	$150,000	$40,000	$-0-	$-0-	$-0-	$-0-	$-0-	$190,000

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

For a description of the material terms of each named executive officers’ compensation arrangements, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled “Compensation Arrangements.”

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

During the year ended December 31, 2018, the Company issued Louis Schiliro 5,000,000 shares as part of his services agreement and an additional 7,000,000 shares to two non-affiliated individuals. These 12,000,000 shares in the aggregate were escrowed and were to vest only upon a change in control of the Company. These shares were valued at $1.09 per share. In March 2019, these 12,000,000 shares were canceled and replaced with the restrictive stock unit awards described in the next paragraph.

In March 2019, restricted stock unit awards were granted to Douglas Beplate (33,000,000 shares), Louis Schiliro (8,000,000 shares), four non-affiliated persons (8,550,000 shares), Wendy Harper, our office administrator shares (250,000 shares), our Technical Product Supervisor and our Internet Commerce Supervisor. The latter two supervisors are Ms. Harper’s children who received restricted stock units for an aggregate of 300,000 shares. These restricted stock unit awards vest upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise, or (ii) the Company achieving $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management in accordance with the terms of the restricted stock unit awards filed as an Exhibit in this 10-K. This compensation arrangement was also in lieu of Mr. Beplate’s bonus arrangement described herein and in replacement of our obligation to issue 5 million shares to Mr. Schiliro pursuant to his Services Agreement.

Compensation Agreements – Douglas Beplate and Louis Schiliro

On April 16, 2018, the Company granted an executive compensation stock bonus package to Mr. Beplate which had provided that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, Mr. Beplate would receive an amount equal to 15% post issuance of the then outstanding shares of the Company’s common stock on a fully diluted basis. This stock bonus package was in lieu of the 5% stock bonus to which Mr. Beplate was then already entitled in the event of a sale of the Company’s assets or change in control or merger transaction per his services agreement. This bonus arrangement, in turn, was replaced by the RSU’s described above under Stock Bonuses.

Messer Beplate and Schiliro are each being compensated at the monthly rate of $20,000 and $15,000 respectively, pursuant to services agreements entered with each of them.

Services Agreements of Other Executive Officers and the Spouse of our CEO

In November 2014, the Company entered into Services agreement with Nate Knight, our Chief Financial Officer. His employment agreement is terminable by the Company “at will.” Mr. Knight receives cash compensation of $5,000 per month. He also received 100,000 shares in January 2019 for services rendered as a director and an additional 100,000 shares as a director in November. During the year ended December 31, 2018, the Company issued 1,600,000 shares to Nate Knight, which shares became vested in 2019.

The Company entered into an “at will” employment agreement with the spouse of our Chief Executive Officer for her services in November 2014 as an office administrator under which she received 500,000 shares as a signing bonus and was originally paid a monthly salary of $4,000, which was increased to $5,000 per month commencing in January 2016.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

As of the filing date of this form 10-K, the Company has no outstanding Common Stock Options, and none were issued in the year ended December 31, 2019 or 2018 to executive officers or directors of the Company. In March 2019, restricted stock unit awards were granted to our CEO Douglas Beplate (33,000,000 shares), our COO Louis Schiliro (8,000,000 shares), our office administrator and Mr. Beplate’s spouse, Wendy Harper (250,000 shares), , and our Technical Product Supervisor and Internet Commerce Supervisor, an aggregate of 300,000 shares. These two supervisors are the children of Mrs. Harper.

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

During fiscal 2018, the Company did not grant any of its directors’ cash, securities or other remuneration for serving on the Board. During 2019, two directors each received 200,000 shares of common stock for services rendered and Mr. Beplate received 400,000 shares of common stock for services rendered as CEO under an S-8 Registration Plan.

Travel Expenses

All directors are entitled to be reimbursed for their reasonable out of pocket expenses associated with attending director and shareholder meetings in person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 29, 2020, the Company had 180,128,456 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock is listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group. This table does not reflect ownership of Restricted Stock Unit Awards of 33 million held by Mr. Beplate (and 250,000 held by his wife) or 8 million held by Mr. Schiliro.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage
Nate Knight	2,300,000	1.3%
Douglas K. Beplate (2)	5,142	*
Robert Denser	1,550,000	*
Louis Schiliro	200,000	*
All directors and officers as a group (four persons)	4,050,000	2.2%

___________

*	Represents less than 1%
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

(2)	Excludes 550,000 shares owned by his spouse. The 6,000,000 shares he received in 2013 and any shares received subsequent have been sold or transferred in private transactions.

Securities Authorized for Issuance under Equity Compensation Plans.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan which has 15,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under said Plan to Douglas Beplate pursuant to his then consulting contract. No other shares have been granted under the Plan. The Company has not granted any options under the Plan since its approval. There are currently 9 million of shares available for issuance under said plan.

On October 30, 2019, the Board of Directors approved the 2019 Employee Benefit and Consulting Services Compensation Plan which has 2,000,000 shares that may be issued under said Plan. The Plan provides for the direct issuance of shares of common stock under the Plan and for the grant of non-statutory stock options or incentive stock options on terms established by the Board of Directors or committee thereof. The Plan has not been approved by the Company’s stockholders. The Company has not issued any options under this Plan, but it approved the issuance of 1,525,000 shares in November 2020, 200,000 shares of which have not been issued as of the filing date of this form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party loans and related party convertible loans payable

As of December 31, 2019, 2018 and 2017, loans payable to related parties totaled $0, $74,421 and $324,628, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer.

As of December 31, 2019, 2018, 2017, convertible loans payable - related parties totaled $365,785, $0 and $0, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer.

During the year ended December 31, 2019, Mr. Beplate advanced the Company a total of $657,500 and the Company made repayments to Mr. Beplate totaling $161,135. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

On April 22, 2019, the Company agreed to allow Mr. Beplate to convert all previous outstanding cash loans made to the Company. For any outstanding loans made on or before April 15, 2019, the loans are convertible at $0.50 per share and for all loans subsequent to April 15, 2019, the amounts are convertible at $0.65 per share, in each case at the sole discretion of Mr. Beplate.  The Company’s stock price on April 22, 2019 was $0.90 which resulted in a beneficial conversion feature of $193,137 which was recorded to interest expense.

During the year ended December 31, 2019, Mr. Beplate converted $205,000 of loans payable at a conversion price of $0.50 into 410,000 shares of common stock.

From the April 15, 2019 through December 31, 2019, Mr. Beplate loaned the Company $490,500 which were convertible at $0.65 as mentioned above. These loans resulted in a beneficial conversion feature of $315,046 which was recorded to interest expense upon issuance. The outstanding balance of convertible loans payable – related party was $365,785, $0 and $0 as of December 31, 2019, 2018 and 2017, respectively. There is $0 remaining as unamortized debt discount.

During the year ended December 31, 2018, Mr. Beplate gave a personal vehicle to an employee of the Company valued at $30,000 in lieu of the Company paying travel expenses and consulting expenses. During 2018, Mr. Beplate provided loans to the Company of $15,000 and was repaid $295,207 of the outstanding loan balance. During the year ended December 31, 2017, Mr. Beplate provided loans to the Company of $155,250 and was repaid $21,500. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Accrued liabilities

As of December 31, 2017, $76,500 was owed to Mr. Beplate for accrued compensation. During the year ended December 31, 2018, he received compensation of $180,000 and $71,500 of previously accrued compensation was paid, leaving a balance of $5,000.  During the year ended December 31, 2019, $75,000 of compensation was accrued and $2,870 of previously accrued compensation was paid leaving a balance of $77,130.

As of December 31, 2019, 2018 and 2017, $24,100 was owed to Nate Knight for accrued compensation.

Equity transactions

During the year ended December 31, 2018, the Company issued 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares issued to the office administrator, who is a person affiliated with the Company’s CEO, 5,000,000 shares to the Chief Operating Officer  (which were later cancelled and replaced with restricted stock units (RSU’s) as described below) and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator. These shares were placed in escrow and were to be released when a change of control occurred. Management was unable to determine when a change of control would occur and $0 was expensed as of December 31, 2018.

During the year ended December 31, 2019, the 1,600,000 shares to Nate Knight who is the Chief Financial Officer of the Company, 500,000 shares to the office administrator, who is a person affiliated with the Company’s CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator, all of which were held in escrow as of December 31, 2019, became vested as modified by the Board of Directors for services provided. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards.  The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

  In March 2019, the Company granted Mr. Beplate and Louis Schiliro 33,000,000 and 8,000,000 Restricted Stock Units (RSU’s), respectively, which vest and are issuable upon the achievement of certain conditions described in Note 4. These RSU’s were included as part of the Company’s grant of an aggregate of 50,100,000 RSUs to various officers, directors and consultants which all vest on substantially the same terms. The RSUs granted to Mr. Beplate replaced an executive compensation stock bonus package that was granted to Mr. Beplate in December 2018 which had provided that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurred by December 31, 2019, Mr. Beplate would have been entitled to receive a number of shares equal to 15% post issuance of the then outstanding shares of the Company's common stock on a fully diluted basis. The December 2018 executive compensation stock bonus package had, in turn, replaced a previously issued 5% stock bonus granted to Mr. Beplate that would have been issuable in the event of a sale of the Company’s assets or change in control or merger transaction, per his services agreement. The 8,000,000 RSU’s granted to Mr. Schiliro replaced the 5,000,000 shares of common stock which were previously held in escrow and subsequently cancelled. See “Note 6” regarding the granting of the RSUs.

During the year ended December 31, 2019, the Company issued a total of 1,000,000 shares of common stock to directors and officers of the Company and 50,000 shares of common stock to the office administrator, who is a person affiliated with the Company’s CEO, and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator, for services rendered.  The shares had a fair market value of $1,063,000.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haynie & Company were our independent registered accountants for 2017 and 2018. The following table sets forth the fees billed by them for fiscal 2017 and 2018 for the categories of services indicated. The audit fees for 2019 include $50,000 for fees billed from Haynie & Company and an estimated $35,000 from MAC Accounting Group, LLP.

	Year Ended December 31,
	2017	2018	2019

Audit fees	$39,722	$40,329	$85,000
Audit-related fees	-0-	-0-	-0-
Tax fees	-0-	-0-	-0-
All other fees	-0-	-0-	-0-

_________

(1)	Other fees include quarterly reviews.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the quarterly financial statements. All other fees relate to other professional services rendered.

Change in auditors

On December 17, 2019 (the “Resignation Date”) Haynie & Company resigned as the independent registered public accounting firm for the Company. On December 20, 2019, the Company engaged MAC Accounting Group, LLP (“MAC”), Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Haynie & Company to MAC was approved unanimously by our board of directors. No fees were paid to MAC in fiscal 2019 or 2018, although the costs of the restatement for the years ending December 31, 2018 and 2017 is estimated to be $35,000.

Audit Committee Pre-Approval Policy

The Company does not have an audit committee. Audit committee functions are conducted by the Board of Directors. We understand the need for the accounting firm to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair their objectivity, our Board has restricted the non-audit services that they may provide to us.

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

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement - Louis Schiliro (7)

10.5	Restricted Stock Unit Agreement - Douglas Beplate (7)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (8)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(8)	Incorporated by reference to Form S-8 dated October 31, 2019.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: July 9, 2020	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer and	July 9, 2020
	Douglas Beplate	Chairman of the Board

By:	/s/ Nate Knight	Principal Financial Officer and Director	July 9, 2020
Nate Knight

By:	/s/ Robert Denser	Director	July 9, 2020
Robert Denser

Douglas Beplate, Nate Knight and Robert Denser represent all the current members of the Board of Directors.

