Form 10-Q
period 2020-03-31
United Health Products, Inc.
filed 2020-07-20
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12 (b) of the Act: None

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

The number of shares issued and outstanding of the Registrant's Common Stock, as of July 13, 2020 was 180,428,456

Explanatory Note

In accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company relied on the relief provided by the Order in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to the circumstances related to coronavirus or COVID-19. The impact of the COVID-19 outbreak has resulted in the implementation, by State and Federal authorities, of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. The Company has been following the recommendations of local authorities to minimize exposure risk to its team members, We were unable to file this Quarterly Report on the extended March 31, 2020 due date because of the impact of COVID-19 as disclosed above.

2

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$10,986	$16,624
Accounts Receivable	-	-
Inventory	76,743	76,848
Prepaid and other current assets	44,800	-
Total current assets	132,529	93,472

TOTAL ASSETS	$132,529	$93,472

Current Liabilities
Accounts payable and accrued expenses	$538,315	$512,476
Accrued liabilities - related parties	210,694	119,016
Convertible loans payable – related party	36,935	365,785
Total current liabilities	785,944	997,277

Commitments and Contingencies

Stockholders' Deficiency
Common Stock - $.001 par value, 300,000,000 Shares Authorized, 179,745,456 and 178,300,337 shares issued at March 31, 2020 and December 31, 2019	179,745	178,300
Additional Paid-In Capital	25,920,520	25,045,754
Accumulated Deficit	(26,753,680)	(26,127,859)
Total Stockholders' Deficiency	(653,415)	(903,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$132,529	$93,472

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues	$291	$-
Cost of goods sold	105	-
Gross profit	186	-

Operating Costs and Expenses
Selling, general and administrative expenses	612,205	2,635,993
Research and development	11,787	27,405
Total Operating Expenses	623,992	2,663,398

Income/(Loss) from Operations	(623,806)	(2,663,398)

Other expenses
Interest Expense	(2,015)	-
Total other expenses	(2,015)	-

Net Income/(Loss)	$(625,821)	$(2,663,398)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	179,071,435	174,322,581

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three Months Ended March 31, 2020 and March 31, 2019

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	173,943,138	$173,943	$19,200,927	$(19,525,564)	$(150,694)

Stock-based compensation modification expense on shares held in escrow		-	2,021,000	-	2,021,000

Issuance of common stock for services	400,000	400	379,600	-	380,000

Sale of common stock	150,000	150	74,850	-	75,000

Net Loss	-	-	-	(2,663,398)	(2,663,398)

Balance at March 31, 2019	174,493,138	$174,493	$21,676,377	$(22,188,962)	$(338,092)

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	2,015	-	2,015

Issuance of common stock for services	50,000	50	47,450	-	47,500

Sale of common stock	1,417,500	1,417	825,279	-	826,696

Cancellation of common stock	(22,381)	(22)	22	-	-

Net Loss	-	-	-	(625,821)	(625,821)

Balance at March 31, 2020	179,745,456	$179,745	$25,920,520	$(26,753,680)	$(653,415)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net (Loss)	$(625,821)	$(2,663,398)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock based compensation	47,500	2,401,000
Amortization of debt discount	2,015	-
Changes in assets and liabilities:
Inventory	105	-
Prepaid and other current assets	(44,800)	-
Accounts payable and accrued expenses	25,839	(3,566)
Accrued liabilities – related party	91,678	45,000
Net Cash Used In Operating Activities	(503,484)	(220,963)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party	10,400	121,000
Repayments to related party	(339,250)	-
Proceeds from sale of common stock	826,696	75,000
Cash flow provided by financing activities	497,846	196,000
Increase (Decrease) in Cash and Cash Equivalents	(5,638)	(24,963)
Cash and Cash Equivalents – Beginning of period	16,624	31,273

CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,986	$6,310

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$22	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED March 31, 2020 AND 2019

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on July 9, 2020.

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) as a pandemic. As a result, economic uncertainties have arisen which have the potential to negatively impact the Company’s ability to raise funding from the markets. Other financial impact could occur though such potential impact is unknown at this time.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its HemoStyp product by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer.  The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer.  No discounts were offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

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

There was no provision for doubtful accounts recorded at March 31, 2020 and December 31, 2019. The Company recorded $0 and $0 in bad debt expense for the three month periods ended March 31, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	March 31, 2020	December 31, 2019
Raw materials	$54,774	$54,774
Finished goods	21,969	22,074
	$76,743	$76,848

During the three months ended March 31, 2020 and 2019, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with Accounting Standard Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which requires that such equity instruments are recorded at the value on the grant date.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three months ended March 31, 2020 and 2019 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2020 includes 50,100,000 of restricted stock units, and 198,648 shares for convertible loans payable – related party. The total potential common shares as of March 31, 2019 included 50,100,000 of restricted stock units.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Related party loans and related party convertible loans payables

As of March 31, 2020 and December 31, 2019, convertible loans payable – related party totaled $36,935 and $365,785, respectively. These amounts are owed to Doug Beplate, our Chief Executive Officer and convertible at $0.65 per share, in each case at the sole discretion of Mr. Beplate.

During the three months ended March 31, 2020, Mr. Beplate loaned the Company $10,400 which were convertible at $0.65 as mentioned above.  These loans resulted in a beneficial conversion feature of $2,015 which was recorded to interest expense upon issuance. and the Company made repayments to Mr. Beplate totaling $339,250. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

Accrued liabilities

As of March 31, 2020 and December 31, 2019, $137,130 and $77,130 was owed to Mr. Beplate, respectively, for accrued compensation. During the three months ended March 31, 2020 $60,000 of compensation was accrued and $0 was paid.

As of March 31, 2020 and December 31, 2019, $34,100 and $24,100 was owed to Nate Knight, the Chief Financial Officer, for accrued compensation, respectively.  During the three months ended March 31, 2020 $10,000 of compensation was accrued and $5,000 was paid.  As of March 31, 2020 and December 31, 2019, Mr. Knight was owed $7,456 for reimbursable expenses.

As of March 31, 2020 and December 31, 2019, $15,000 and $0 was owed to Louis Schiliro, the Chief Operating Officer, for accrued compensation, respectively. During the three months ended March 31, 2020 $15,000 of compensation was accrued and $30,000 was paid.  As of March 31, 2020 and December 31, 2019, Mr. Schiliro was owed $18,243 and $0 for reimbursable expenses, respectively.

Note 4. Prepaid and Other Current Assets

The Company had a balance of $44,800 and $0 as of March 31, 2020 and December 31, 2019, respectively.  During the three months ended March 31, 2020, the Company paid $34,800 as a down payment related to machinery and equipment and paid $10,000 as a security deposit on a lease for office and warehouse space.

Note 5. Issuances of Securities

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

During the three months ended March 31, 2019, 2,150,000 shares that were held in escrow originally were to vest upon a change of control of the Company were modified by the Board of Directors and deemed vested.  The modification resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Share issuances 2020

During the three months ended March 31, 2020, 1,417,500 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $826,696, 50,000 shares of common stock were issued to a former medical advisor for services rendered with a fair value of $47,500 and 22,381 shares of common stock were cancelled.

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

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2019	50,100,000	$0.94
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2020	50,100,000	$0.94

Management is unable to determine when a change of control will occur and as of March 31, 2020, there was $47,094,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 6. Litigation

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

Due to uncertainties inherent in litigation, we cannot predict the outcome of the legal proceedings described herein

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

Note 7. Subsequent Events

The Company has evaluated events from March 31, 2020, through the date whereupon the financial statements were issued and has determined that there are no other material events that need to be disclosed, except as follows:

558,000 shares of common stock were sold for cash proceeds of $229,000 and issued to various non-affiliated investors at $0.50 per share.

125,000 shares of common stock were issued for services with a fair market value of $100,625 to a consultant.

The Company received $119,830 from its Chief Executive Officer related to convertible demand loans. The loans are convertible at $0.50 per share and bear no interest.

The Company received $85,000 from its Chief Operating Officer related to unsecured convertible notes. The notes have a maturity date of December 31, 2020 are convertible into common stock at $0.50 per share and bear interest of 3%

The Company received $200,000 from a consultant related to unsecured convertible notes.  The notes have a maturity date of March 31, 2021 are convertible into common stock at $0.50 per share and bear interest of 3%.

The Company has retained the law firm Gross & Rooney to review the prior auditor's work and explore the potential of a lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with SEC on July 9, 2020.

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

Impact of Covid-19 on our Business

In late 2019 the novel coronavirus, Covid-19, was identified. By February 2020, the virus had spread to many countries around the world, including the United States. By late February, authorities in the United States began advising American businesses to prepare for the effects of the outbreak.

The extent of the long-term adverse effect of the Covid-19 pandemic on the economy, our industry and our results of operations and financial condition is unknown and largely dependent on future developments, most of which, including the severity and duration of this pandemic, are beyond our control.

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

 Primary Strategy

In 2018, management made the decision that rather than focusing on immediate sales activities of our products in targeted markets during this period of time before receiving anticipated FDA approval for Class III surgical markets, the Company would refocus efforts to become a stronger, medical technology company with a patented technology for Class III surgical markets that would enhance the Company’s value and overall market strength. The FDA approval process requires substantial amount of the Company’s resources and energy so the focus was removed from sales and marketing and full attention was focused on the FDA process and seeking an acquisition/commercial partner candidate. Thus we made a determination not to engage new distribution partners while pursuing this strategy as that could create conflicts and limit or preclude opportunities with a potential acquiror/commercial candidate and tie the Company’s hands from a revenue or branding perspective. The Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. In addition, our preliminary tests and our completed Human Trial study, leads us to believe that the HemoStyp technology can compete against established market participants and allow us to gain market share. Given this assessment, we have devoted considerable resources since 2018 to completing the FDA process and gaining access to this market in the U.S. As of the filing date of this Form 10-Q, the FDA review process, which was temporarily held up by the Covid-19 virus pandemic, is ongoing.

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

The Company has registered trademarks for the following:

•	Boo Boo Strips:

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Results of Operations for the three months ending March 31, 2020 and 2019

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019

Revenue	$291	$-

Gross profit	$186	$-

Operating (expenses)	$(623,992)	$(2,663,398)

Operating (loss)	$(623,806)	$(2,663,398)

Other income (expense)	$(2,015)	$-

Net (loss)	$(625,821)	$(2,663,398)

Basic and diluted	$(0.00)	$(0.02)

Three Months ended March 31, 2020 versus Three Months ended March 31, 2019

During the first quarter of 2020 and 2019, the Company had $291 and $0 of revenues, respectively. Revenues were minimal in the first quarter of 2020 and had a small increase compared to the prior year.  The Company has continued to devote its attention and efforts towards making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this FDA Class III approval for general surgical use, and pursuing opportunities that we anticipate will be available to the Company if this FDA approval is obtained, including, among other things, fostering interest from potential merger and acquisition candidates. In this strategy and approach, the Company made a determination not to engage new distribution partners as that could create conflicts with a potential acquiror/commercialization candidate and tie the Company’s hands from a revenue or branding perspective. The Company expects that if an acquisition candidate is identified it may also include a pre-acquisition commercialization component and in that case current vendor and future relationships and all pending purchase orders will likely be facilitated by that company. No assurances can be given that the Company will identify an acquisition or commercialization candidate or complete a transaction with such a candidate on terms satisfactory to us, if at all.

Total operating expenses for the first quarter of 2020 and 2019 were $623,806 and $2,663,398, respectively. The decrease in operating expenses is due primarily to a decrease in consulting/professional fees. The Company issued 50,000 shares of common stock for services valued at $47,500 during the first quarter of 2020 compared to 400,000 shares of common stock for services valued at $380,000 and recorded stock based modification expense of $2,021,000 due to the change in vesting conditions of 2,150,000 shares of common stock previously held in escrow during the first quarter of 2019.  The decrease in stock-based compensation expenses related to consulting/professional fees was offset by an increase in legal and accounting expenses related to the restatement of prior year financial statements and ongoing litigation.

Our net loss for the quarter ended March 31, 2020 was $625,821 as compared to net loss of $2,663,398 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $2,039,406 as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, the Company had a negative working capital of $688,215. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow the it to meet its current overhead while it focuses on its strategy of seeking FDA class III approval for internal surgical purposes, and opportunities which may arise from that including, among other things, fostering interest from potential merger and acquisition candidates or commercial partners. If we are not successful in our strategy, we cannot assure that we will be able to adjust to and fund a marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next few business operating cycles or at all. The report of our independent registered public accounting firm on our 2019 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company's cash on hand at March 31, 2020 and December 31, 2019 was $10,986 and $16,624, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(503,484)	$(220,963)
Net cash used in investing activities	-	-
Net cash provided by financing activities	497,846	196,000

Net increase (decrease) in cash and cash equivalents	$(5,638)	$(24,963)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $468,684. The Company had net loss of $625,821 offset by stock based compensation of $47,500, amortization of debt discount of $2,015 a decrease in inventory of $105, an increase in accounts payable and accrued expenses of $25,839 and an increase in accounts payable and accrued expenses related party of $91,678.  The Company also had an increase in prepaid and other current assets of $44,800.

Net cash used in operating activities for the three months ended March 31, 2019 was $220,963.  The Company had a net loss $2,663,398 offset by stock based compensation of $2,401,000 and an increase in accrued liabilities – related party of $45,000.  The also had a decrease in accounts payable and accrued expenses of $3,566.

Net Cash Used by Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2020 or 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $497,846. This was due to the Company receiving $826,696 in proceeds from the sale of stock and receiving $10,400 from related party advances offset by making payments of $339,250 on related party loans.

Net cash provided by financing activities for the three months ended March 31, 2019 was $196,000. This was due to the Company receiving $75,000 in proceeds from the sale of stock and receiving $121,000 from related party advances.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its HemoStyp product by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer.  The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer.  No discounts were offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with Accounting Standard Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which requires that such equity instruments are recorded at the value on the grant date.

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

As of March 31, 2020, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 6” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019.  These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2020 through March 31, 2020, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 31, 2020	Common Stock	1,467,500	$826,696 in cash, $47,500 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

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

UNITED HEALTH PRODUCTS, INC.

Dated: July 20, 2020	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer and	July 20, 2020
	Douglas Beplate	Chairman of the Board

By:	/s/ Nate Knight	Principal Financial Officer and Director	July 20, 2020
Nate Knight

By:	/s/ Robert Denser	Director	July 20, 2020
Robert Denser

Douglas Beplate, Nate Knight and Robert Denser represent all the current members of the Board of Directors.

