Form 10-Q
period 2020-06-30
United Health Products, Inc.
filed 2020-08-07
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of August 6, 2020 was 180,428,456

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$15,193	$16,624
Inventory	76,688	76,848
Prepaid and other current assets	10,000	-
Total current assets	101,881	93,472

Property and equipment	87,000	-

TOTAL ASSETS	$188,881	$93,472

Current Liabilities
Accounts payable and accrued expenses	$709,572	$512,476
Accrued liabilities - related parties	151,661	119,016
Convertible loan, net of debt discount	119,358	-
Convertible loans payable – related party, net of debt discount	25,076	365,785
Total current liabilities	1,005,667	997,277

Commitments and Contingencies

Stockholders’ Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 180,428,456 and 178,300,337 shares issued at June 30, 2020 and December 31, 2019	180,428	178,300
Additional Paid-In Capital	26,449,518	25,045,754
Accumulated Deficit	(27,446,732)	(26,127,859)
Total Stockholders’ Deficiency	(816,786)	(903,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$188,881	$93,472

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$136	$4,927	$427	$4,927
Cost of goods sold	56	502	161	502
Gross profit	80	4,425	266	4,425

Operating Costs and Expenses
Selling, general and administrative expenses	629,068	393,892	1,241,273	3,029,886
Research and development	18,888	214,863	30,675	242,268
Total Operating Expenses	647,956	608,755	1,271,948	3,272,154

Loss from Operations	(647,876)	(604,330)	(1,271,682)	(3,267,729)

Other Income (Expenses)
Interest Expense	(45,176)	(202,753)	(47,191)	(202,752)
Total other income (expenses)	(45,176)	(202,753)	(47,191)	(202,752)

Net Loss	$(693,052)	$(807,083)	$(1,318,873)	$(3,470,481)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	180,270,789	175,270,956	179,624,983	174,799,389

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Six Months Ended June 30, 2020 and June 30, 2019

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	173,943,138	$173,943	$19,200,927	$(19,525,564)	$(150,694)

Stock-based compensation modification expense on shares held in escrow		-	2,021,000	-	2,021,000

Issuance of common stock for services	400,000	400	379,600	-	380,000

Sale of common stock	150,000	150	74,850	-	75,000

Net Loss	-	-	-	(2,663,398)	(2,663,398)

Balance at March 31, 2019	174,493,138	174,493	21,676,377	(22,188,962)	(338,092)

Sale of common stock	1,685,769	1,686	1,034,064	-	1,035,750

Issuance of common stock for notes payable and accrued liabilities – related party	410,000	410	204,590	-	205,000

Beneficial conversion feature	-	-	202,753	-	202,753

Net Loss	-	-	-	(807,083)	(807,083)

Balance at June 30, 2019	176,588,907	$176,589	$23,117,784	$(22,996,045)	$298,328

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	2,015	-	2,015

Issuance of common stock for services	50,000	50	47,450	-	47,500

Sale of common stock	1,417,500	1,417	825,279	-	826,696

Cancellation of common stock	(22,381)	(22)	22	-	-

Net Loss	-	-	-	(625,821)	(625,821)

Balance at March 31, 2020	179,745,456	179,745	25,920,520	(26,753,680)	(653,415)

Beneficial conversion feature	-	-	150,056	-	150,056

Issuance of common stock for services	125,000	125	100,500	-	100,625

Sale of common stock	558,000	558	278,442	-	279,000

Net Loss	-	-	-	(693,052)	(693,052)

Balance at June 30, 2020	180,428,456	$180,428	$26,449,518	$(27,446,732)	$(816,786)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net (Loss)	$(1,318,873)	$(3,470,481)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock based compensation	148,125	2,401,000
Amortization of debt discount	46,505	202,753
Changes in assets and liabilities:
Accounts receivable	-	(4,927)
Inventory	160	(25,498)
Prepaid and other current assets	(10,000)	50,000
Accounts payable and accrued expenses	197,096	(20,974)
Accrued liabilities – related party	32,645	35,000
Net Cash Used In Operating Activities	(904,342)	(833,128)

Cash Flows from Investing Activities:
Purchase of property and equipment	(87,000)	-
Net Cash Used in Investing Activities	(87,000)	-

Cash Flows from Financing Activities:
Proceeds from convertible loan	200,000	-
Proceeds from related party	180,230	192,000
Repayments to related party	(496,015)	-
Proceeds from sale of common stock	1,105,696	1,110,750
Cash flow provided by financing activities	989,911	1,302,750
Increase (Decrease) in Cash and Cash Equivalents	(1,431)	469,622
Cash and Cash Equivalents – Beginning of period	16,624	31,273

CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,193	$500,895

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$22	$-
Debt discount related to beneficial conversion feature	$152,071	$-
Common stock issued for notes payable and accrued liabilities – related party	$-	$205,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on July 9, 2020.

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

There was no provision for doubtful accounts recorded at June 30, 2020 and December 31, 2019. The Company recorded $0 and $0 in bad debt expense for the six month periods ended June 30, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	June 30, 2020	December 31, 2019
Raw materials	$54,774	$54,774
Finished goods	21,914	22,074
	$76,688	$76,848

During the six months ended June 30, 2020 and 2019, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the six months ended June 30, 2020 and 2019 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2020 includes 50,100,000 of restricted stock units, 100,000 shares for convertible loans payable – related party and 400,000 shares for convertible loans payable. The total potential common shares as of June 30, 2019 included 50,100,000 of restricted stock units and 94,494 for convertible loans payable – related party.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	10 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Related party loans and related party convertible loans payables

As of June 30, 2020 and December 31, 2019, convertible loans payable – related party totaled $25,076 and $365,785, respectively. The amount of $365,785 as of December 31, 2019 was owed to Doug Beplate, our Chief Executive Officer and convertible at $0.65 per share, at the sole discretion of Mr. Beplate.

During the six months ended June 30, 2020, Mr. Beplate loaned the Company $130,230 which were convertible at $0.65. These loans resulted in a beneficial conversion feature of $30,071 which was recorded to interest expense upon issuance. The Company made repayments to Mr. Beplate totaling $496,015 during the six months ended June 30, 2020, leaving a balance of $0 owed to Mr. Beplate as of June 30, 2020. These loans were for operating expenses of the Company, due on demand and have no interest rate.

During the six months ended June 30, 2020, Louis Schiliro, the Chief Operating Officer loaned the Company $50,000. The loan is convertible at $0.50 per share at the discretion of Mr. Schiliro, has a maturity date of December 31, 2020 and has an interest rate of 3%. The loan resulted in a beneficial conversion feature totaling $34,000 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and $9,076 was amortized to interest expense during the six months ended June 30, 2020. The remaining unamortized debt discount is $24,924. As of June 30, 2020, Mr. Schiliro is owed $50,000 and the balance on the loan net of the debt discount is $25,076. Interest expense was $275 during the six months ended June 30, 2020 and the entire amount has been accrued.

Accrued liabilities

As of June 30, 2020 and December 31, 2019, $8,395 and $77,130 was owed to Mr. Beplate, respectively, for accrued compensation. During the six months ended June 30, 2020 $188,375 was paid to Mr. Beplate.

As of June 30, 2020 and December 31, 2019, $46,600 and $24,100 was owed to Nate Knight, the Chief Financial Officer, for accrued compensation, respectively. During the six months ended June 30, 2020 $22,500 of compensation was accrued and $7,500 was paid. As of June 30, 2020 and December 31, 2019, Mr. Knight was owed $7,456 for reimbursable expenses.

                As of June 30, 2020 and December 31, 2019, $60,000 and $0 was owed to Louis Schiliro, the Chief Operating Officer, for accrued compensation, respectively. During the six months ended June 30, 2020 $60,000 of compensation was accrued and $30,000 was paid. As of June 30, 2020 and December 31, 2019, Mr. Schiliro was owed $18,243 and $0 for reimbursable expenses, respectively.

Note 4. Convertible Loans

During the six months ended June 30, 2020, a consultant loaned the Company $200,000. The loan is convertible at $0.50 per share at the discretion of the consultant, has a maturity date of March 31, 2021 and has an interest rate of 3%. The loan resulted in a beneficial conversion feature totaling $88,000 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and $7,358 was amortized to interest expense during the six months ended June 30, 2020. The remaining unamortized debt discount is $80,642. As of June 30, 2020, the balance owed is $200,000 and the balance on the loan net of the debt discount is $119,358. Interest expense was $411 during the six months ended June 30, 2020 and the entire amount has been accrued.

Note 5. Prepaid and Other Current Assets

The Company had a balance of $10,000 and $0 as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company paid $10,000 as a security deposit on a lease for office and warehouse space.

Note 6. Property and Equipment

As of June 30, 2020 and December 31, 2019, the balance of property and equipment represented consisted of the followings:

	June 30,	December 31,
	2020	2019
Equipment (not placed in service)	$87,000	$-
Accumulated depreciation	-	-
	$87,000	$-

Depreciation expense for the six months ended June 30, 2020 and 2019 was $0 and $0, respectively.

During the six months ended June 30, 2020 and 2019, the Company acquired property and equipment of $87,000 and $0, respectively.

Note 7. Issuances of Securities

Share issuances 2019

During the six months ended June 30, 2019, 1,435,769 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $910,750, , 400,000 shares of common stock were sold to securities counsel for total cash proceeds of $200,000, 200,000 shares of common stock were issued to securities counsel for services rendered with a fair value of $190,000, 100,000 shares of common stock were issued to each of two directors for services rendered with a fair value of $190,000 and 410,000 shares of common stock were issued to the Company’s CEO for conversion of notes payable and accrued liabilities totaling $205,000.

During the six months ended June 30, 2019, 2,150,000 shares that were held in escrow originally were to vest upon a change of control of the Company were modified by the Board of Directors and deemed vested. The modification resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Share issuances 2020

During the six months ended June 30, 2020, 1,975,500 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $1,105,696, 50,000 shares of common stock were issued to a former medical advisor for services rendered with a fair value of $47,500, 125,000 shares of common stock were issued to a consultant for services rendered with a fair value of $148,125 and 22,381 shares of common stock were cancelled.

Restricted stock units

The Board approved restricted stock unit agreements with its officers, directors and consultants covering an aggregate of 50,350,000 shares of common stock to be issued and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving gross revenues of $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management.

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2019	50,350,000	$0.94
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at June 30, 2020	50,350,000	$0.94

Management is unable to determine when a change of control will occur and as of June 30, 2020, there was $47,294,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 8. Litigation

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

On June 26, 2020 Defendant’s Animal Health International, et al filed a Motion for Judgment on the Pleadings. On July 16, 2020 Plaintiff, United Health Products, Inc., filed an opposed Motion for Leave to Amend the state court petition to conform with federal rules. On July 22, 2010 Judge Andrew Hanen denied the Defendant’s Motion for Judgment on the Pleadings and granted the Plaintiff’s Motion for Leave to file an Amended Complaint, directing the Clerk of the Court to file the First Amended Complaint. The initial pretrial conference is still set for August 25, 2020 at 10:00 AM.

Note 9. Subsequent Events

The Company has evaluated events from June 30, 2020, through the date whereupon the financial statements were issued and has determined that there are no other material events that need to be disclosed, except as follows:

The Company received $35,000 from its Chief Operating Officer related to unsecured convertible notes. The notes have a maturity date of December 31, 2020 are convertible into common stock at $0.50 per share and bear interest of 3%

The Company received $75,000 from a consultant related to unsecured convertible notes. The notes have a maturity date of March 31, 2021 are convertible into common stock at $0.50 per share and bear interest of 3%.

The Company has retained the law firm Gross & Rooney to review the work of the prior auditor, Haynie & Company, and explore the potential of a lawsuit.

The Board of Directors approved amendments to the previously granted restricted stock units (RSU) on March 25, 2019. The approved amendments increased the amount of RSU’s with its officers, directors and consultants and changed the vesting conditions. An aggregate of 50,050,000 RSU’s now vest 15% of RSU units on July 15, 2020 which resulted in 7,507,500 RSU’s vesting, an additional 15% of RSU units upon FDA approval of a PMA Class III awarded to the Company, an additional 20% of RSU units on January 1, 2021 and the balance of all unvested RSU units on the earliest date that (a) the Company achieves $20 million in gross cumulative sales commencing as of January 1, 2020, (b) a Covered Transaction is consummated or (c) a Trigger Event occurs. The Grantee has the option to delay the Vesting Date of all or part of his RSU Units until no later than an event described in (a), (b) or (c) above, by serving written notice to the Company prior to the Vesting Date. and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving gross revenues of $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management.

In addition, the Board approved the vesting of 100% of a consultant’s 50,000 RSU’s with a vesting date of July 20, 2020.

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

The Company has registered trademarks for the following:

•	Boo Boo Strips:

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Results of Operations for the three months ending June 30, 2020 and 2019

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019

Revenue	$136	$4,927

Gross profit	$56	$502

Operating (expenses)	$(647,956)	$(608,755)

Operating (loss)	$(647,876)	$(604,330)

Other income (expense)	$(45,176)	$(202,753)

Net (loss)	$(693,052)	$(807,083)

Basic and diluted	$(0.00)	$(0.00)

Three Months ended June 30, 2020 versus Three Months ended June 30, 2019

During the three months ended June 30, 2020 and 2019, the Company had $136 and $4,927 of revenues, respectively. Revenues were minimal in the second quarter of 2020 and 2019 and decreased compared to the prior year. The Company has continued to devote its attention and efforts towards making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this FDA Class III approval for general surgical use, and pursuing opportunities that we anticipate will be available to the Company if this FDA approval is obtained, including, among other things, fostering interest from potential merger and acquisition candidates. In this strategy and approach, the Company made a determination not to engage new distribution partners as that could create conflicts with a potential acquiror/commercialization candidate and tie the Company’s hands from a revenue or branding perspective. The Company expects that if an acquisition candidate is identified it may also include a pre-acquisition commercialization component and in that case current vendor and future relationships and all pending purchase orders will likely be facilitated by that company. No assurances can be given that the Company will identify an acquisition or commercialization candidate or complete a transaction with such a candidate on terms satisfactory to us, if at all.

Total operating expenses for the three months ended June 30, 2020 and 2019 were $647,956 and $608,755, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees of approximately $288,000 offset by a decrease in travel of approximately $33,000 and a decrease in advertising and marketing of approximately $4,500 offset by a decrease in research and development of $195,975. The increase in consulting/professional fees is due to additional expenses associated with restating prior years’ financial statements, ongoing litigation and issuing 125,000 shares of common stock for services valued $100,625. The decrease in travel is due to Covid-19 and the limitations and restrictions on travel.

Our net loss for the three months ended June 30, 2020 was $693,052 as compared to net loss of $807,083 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $39,201 as explained above along with interest expense decreasing from $202,753 during the three months ended June 30, 2019 to $45,176 for the three months ended June 30, 2020. The decrease in interest expense is due to the Company only having $46,505 of amortization of debt discount during the three months ended June 30, 2020 compared to $202,753 in the comparable period of 2019.

Results of Operations for the six months ending June 30, 2020 and 2019

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019

Revenue	$427	$4,927

Gross profit	$161	$502

Operating (expenses)	$(1,271,948)	$(3,272,153)

Operating (loss)	$(1,271,682)	$(3,267,729)

Other income (expense)	$(47,191)	$(202,752)

Net (loss)	$(1,318,873)	$(3,470,481)

Basic and diluted	$(0.01)	$(0.02)

Six Months ended June 30, 2020 versus Six Months ended June 30, 2019

During the six months ended June 30, 2020 and 2019, the Company had $427 and $4,927 of revenues, respectively. Revenues were minimal during the six months June 30, 2020 and 2019 and decreased compared to the prior year. The Company has continued to devote its attention and efforts towards making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this FDA Class III approval for general surgical use, and pursuing opportunities that we anticipate will be available to the Company if this FDA approval is obtained, including, among other things, fostering interest from potential merger and acquisition candidates. In this strategy and approach, the Company made a determination not to engage new distribution partners as that could create conflicts with a potential acquiror/commercialization candidate and tie the Company’s hands from a revenue or branding perspective. The Company expects that if an acquisition candidate is identified it may also include a pre-acquisition commercialization component and in that case current vendor and future relationships and all pending purchase orders will likely be facilitated by that company. No assurances can be given that the Company will identify an acquisition or commercialization candidate or complete a transaction with such a candidate on terms satisfactory to us, if at all.

Total operating expenses for the six months ended June 30, 2020 and 2019 were $1,271,948 and $3,272,153, respectively. The decrease in operating expenses is due primarily to a decrease in consulting/professional fees. The Company issued 175,000 shares of common stock for services valued at $148,125 during the six months ended June 30, 2020 compared to 400,000 shares of common stock for services valued at $380,000 and recorded stock based modification expense of $2,021,000 due to the change in vesting conditions of 2,150,000 shares of common stock previously held in escrow during the six months ended June 30, 2019. The decrease in stock-based compensation expenses related to consulting/professional fees was offset by an increase in legal and accounting expenses related to the restatement of prior year financial statements and ongoing litigation.

Our net loss for the six months ended June 30, 2020 was $1,318,873 as compared to net loss of $3,470,081 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $1,996,046 as explained above along with interest expense decreasing from $202,753 during the three months ended June 30, 2019 to $47,191 for the six months ended June 30, 2020. The decrease in interest expense is due to the Company only having $47,191 of amortization of debt discount during the six months ended June 30, 2020 compared to $202,753 in the comparable period of 2019.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, the Company had a negative working capital of $903,786. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow the it to meet its current overhead while it focuses on its strategy of seeking FDA class III approval for internal surgical purposes, and opportunities which may arise from that including, among other things, fostering interest from potential merger and acquisition candidates or commercial partners. If we are not successful in our strategy, we cannot assure that we will be able to adjust to and fund a marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next few business operating cycles or at all. The report of our independent registered public accounting firm on our 2019 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at June 30, 2020 and December 31, 2019 was $15,193 and $16,624, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(904,342)	$(833,128)
Net cash used in investing activities	(87,000)	-
Net cash provided by financing activities	989,911	1,302,750

Net increase (decrease) in cash and cash equivalents	$(1,431)	$469,622

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $904,342. The Company had net loss of $1,318,873 offset by stock based compensation of $148,125, amortization of debt discount of $46,505 a decrease in inventory of $160, an increase in accounts payable and accrued expenses of $197,096 and an increase in accrued liabilities - related party of $32,645. The Company also had an increase in prepaid and other current assets of $10,000.

Net cash used in operating activities for the six ended June 30, 2019 was $833,128. The Company had a net loss $3,470,481 offset by stock based compensation of $2,401,000, amortization of debt discount of $202,753, a decrease in prepaid and other current assets of $50,000 and an increase in accrued liabilities – related party of $35,000. The Company also had an increase in accounts receivable of $4,927, an increase in inventory of $25,498 and a decrease in accounts payable and accrued expenses of $20,974.

Net Cash Provided by (Used in) Investing Activities

 Net cash used in investing activities for the six months ended June 30, 2020 was $87,000. The was due to the Company purchasing equipment during the period in preparation of opening up its own facility.

The Company did not have any investing activities during the six months ended June 30, 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $989,911. This was due to the Company receiving $200,000 from in proceeds related to a convertible loan, $180,230 from related parties, $1,105,696 in proceeds from the sale of stock offset by making payments of $496,015 on related party loans.

Net cash provided by financing activities for the six months ended June 30, 2019 was $1,302,750. This was due to the Company receiving $1,110,750 in proceeds from the sale of stock and receiving $192,000 from related party loans.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no off-balance sheet arrangements.

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

As of June 30, 2020, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 8” in the Notes to Condensed Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2020 through June 30, 2020, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 31, 2020	Common Stock	1,467,500	$826,696 in cash, $47,500 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

April. – June 30, 2020	Common Stock	683,000	$279,000 in cash, $100,625 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement - Louis Schiliro (7)

10.5	Restricted Stock Unit Agreement - Douglas Beplate (7)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (8)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(8)	Incorporated by reference to Form S-8 dated November 1, 2019.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: August 7, 2020	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer and	August 7, 2020
	Douglas Beplate	Chairman of the Board

By:	/s/ Nate Knight	Principal Financial Officer and Director	August 7, 2020
Nate Knight

By:	/s/ Robert Denser	Director	August 7, 2020
Robert Denser

Douglas Beplate, Nate Knight and Robert Denser represent all the current members of the Board of Directors.

