Form 10-Q
period 2020-09-30
United Health Products, Inc.
filed 2020-11-13
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of November 13, 2020 was 188,273,456

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$6,705	$16,624
Inventory	76,654	76,848
Prepaid and other current assets	10,000	-
Total current assets	93,359	93,472

Property and equipment	92,089	-

TOTAL ASSETS	$185,448	$93,472

Current Liabilities
Accounts payable and accrued expenses	$677,258	$512,476
Accrued liabilities - related parties	174,121	119,016
Convertible loans, net of debt discount	322,856	-
Convertible loans payable – related party, net of debt discount	240,140	365,785
Total current liabilities	1,414,375	997,277

Commitments and Contingencies

Stockholders’ Deficiency
Common Stock - $.001 par value, 300,000,000 Shares
Authorized, 188,273,456 and 178,300,337 shares issued at September 30, 2020 and December 31, 2019	188,273	178,300
Additional Paid-In Capital	35,250,891	25,045,754
Accumulated Deficit	(36,668,091)	(26,127,859)
Total Stockholders’ Deficiency	(1,228,927)	(903,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$185,448	$93,472

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$136	$-	$563	$4,927
Cost of goods sold	34	-	195	502
Gross profit	102	-	368	4,425

Operating Costs and Expenses
Selling, general and administrative expenses	9,045,859	328,721	10,287,132	3,358,606
Research and development	60,042	149,994	90,717	392,263
Total Operating Expenses	9,105,901	478,715	10,377,849	3,750,869

Loss from Operations	(9,105,799)	(478,715)	(10,377,481)	(3,746,444)

Other Income (Expenses)
Interest expense – related party	(62,834)	-	(102,256)	-
Interest expense	(52,726)	(46,154)	(60,495)	(248,906)
Total other income (expenses)	(115,560)	(46,154)	(162,751)	(248,906)

Net Loss	$(9,221,359)	$(524,869)	$(10,540,232)	$(3,995,350)

Net Loss per common share:
Basic and diluted	$(0.05)	$(0.00)	$(0.06)	$(0.02)

Weighted average number of shares outstanding	186,861,228	176,588,907	182,092,792	175,402,450

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Nine Months Ended September 30, 2020 and September 30, 2019

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	173,943,138	$173,943	$19,200,927	$(19,525,564)	$(150,694)

Stock-based compensation modification expense on shares held in escrow		-	2,021,000	-	2,021,000

Issuance of common stock for services	400,000	400	379,600	-	380,000

Sale of common stock	150,000	150	74,850	-	75,000

Net Loss	-	-	-	(2,663,398)	(2,663,398)

Balance at March 31, 2019	174,493,138	174,493	21,676,377	(22,188,962)	(338,092)

Sale of common stock	1,685,769	1,686	1,034,064	-	1,035,750

Issuance of common stock for notes payable and accrued liabilities – related party	410,000	410	204,590	-	205,000

Beneficial conversion feature	-	-	202,753	-	202,753

Net Loss	-	-	-	(807,083)	(807,083)

Balance at June 30, 2019	176,588,907	176,589	23,117,784	(22,996,045)	298,328

Beneficial conversion feature	-	-	46,155	-	46,155

Net Loss	-	-	-	(524,869)	(524,869)

Balance at September 30, 2019	176,588,907	$176,589	$23,163,939	$(23,520,914)	$(180,386)

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	2,015	-	2,015

Issuance of common stock for services	50,000	50	47,450	-	47,500

Sale of common stock	1,417,500	1,417	825,279	-	826,696

Cancellation of common stock	(22,381)	(22)	22	-	-

Net Loss	-	-	-	(625,821)	(625,821)

Balance at March 31, 2020	179,745,456	179,745	25,920,520	(26,753,680)	(653,415)

Beneficial conversion feature	-	-	150,056	-	150,056

Issuance of common stock for services	125,000	125	100,500	-	100,625

Sale of common stock	558,000	558	278,442	-	279,000

Net Loss	-	-	-	(693,052)	(693,052)

Balance at June 30, 2020	180,428,456	180,428	26,449,518	(27,446,732)	$(816,786)

Beneficial conversion feature	-	-	170,796	-	170,796

Issuance of common stock for services	250,000	250	153,500	-	153,750

Stock-based compensation on vesting of restricted stock units	7,595,000	7,595	8,477,077	-	8,484,672

Net Loss	-	-	-	(9,221,359)	(9,221,359)

Balance at September 30, 2020	188,273,456	$188,273	$35,250,891	$(36,668,091)	$(1,228,927)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (Loss)	$(10,540,232)	$(3,995,350)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock-based compensation	8,786,547	2,401,000
Amortization of debt discount	158,110	248,908
Changes in assets and liabilities:
Accounts receivable	-	(4,927)
Inventory	194	(35,319)
Prepaid and other current assets	(10,000)	50,000
Accounts payable and accrued expenses	279,782	92,754
Accrued liabilities – related party	145,105	(2,870)
Net Cash Used In Operating Activities	(1,180,494)	(1,245,804)

Cash Flows from Investing Activities:
Purchase of property and equipment	(92,089)	-
Net Cash Used in Investing Activities	(92,089)	-

Cash Flows from Financing Activities:
Proceeds from convertible loan	325,000	-
Proceeds from related party	337,730	292,000
Repayments to related party	(505,762)	(100,000)
Proceeds from sale of common stock	1,105,696	1,110,750
Cash flow provided by financing activities	1,262,664	1,302,750
Increase (Decrease) in Cash and Cash Equivalents	(9,919)	56,946
Cash and Cash Equivalents – Beginning of period	16,624	31,273

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,705	$88,219

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$22	$-
Debt discount related to beneficial conversion feature	$322,867	$-
Conversion of accounts payable and accrued expenses to convertible notes payable	$115,000	$-
Conversion of accrued liabilities – related parties to convertible notes payable – related party	$90,000	$-
Common stock issued for notes payable and accrued liabilities – related party	$-	$205,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

There was no provision for doubtful accounts recorded at September 30, 2020 and December 31, 2019. The Company recorded $0 and $0 in bad debt expense for the nine month periods ended September 30, 2020 and 2019, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	September 30, 2020	December 31, 2019
Raw materials	$54,774	$54,774
Finished goods	21,880	22,074
	$76,654	$76,848

During the nine months ended September 30, 2020 and 2019, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the nine months ended September 30, 2020 and 2019 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of September 30, 2020 includes 47,755,000 of restricted stock units, 535,000 shares for convertible loans payable – related party and 880,000 shares for convertible loans payable. The total potential common shares as of September 30, 2019 included 50,350,000 of restricted stock units and 94,494 for convertible loans payable – related party.

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

Note 3. Related Party Transactions

Related party loans and related party convertible loans payables

As of September 30, 2020 and December 31, 2019, convertible loans payable – related party totaled $240,140 and $365,785, respectively. The amount of $365,785 as of December 31, 2019 was owed to Doug Beplate, our Chief Executive Officer and convertible at $0.65 per share, at the sole discretion of Mr. Beplate.

During the nine months ended September 30, 2020, Mr. Beplate loaned the Company $227,730 which were convertible at $0.65. These loans resulted in a beneficial conversion feature of $59,987 which was recorded to interest expense – related party upon issuance. The Company made repayments to Mr. Beplate totaling $505,762 during the nine months ended September 30, 2020, leaving a balance of $87,753 owed to Mr. Beplate as of September 30, 2020. These loans were for operating expenses of the Company, due on demand and have no interest rate.

During the nine months ended September 30, 2020, Louis Schiliro, the Chief Operating Officer loaned the Company $110,000. The loan is convertible at $0.50 per share at the discretion of Mr. Schiliro, has a maturity date of December 31, 2020 and has an interest rate of 3%.

During the nine months ended September 30, 2020, Mr. Schiliro, also converted $90,000 of accrued compensation into a convertible loan. The loan is convertible at $0.50 per share at the discretion of Mr. Schiliro, has a maturity date of March 31, 2021 and has an interest rate of 3%.

These loans resulted in a beneficial conversion feature totaling $88,385 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates and $40,774 was amortized to interest expense – related party during the nine months ended September 30, 2020. The remaining unamortized debt discount is $47,611. As of September 30, 2020, Mr. Schiliro is owed $200,000 and the balance on the loan net of the debt discount is $152,389. Interest expense was $1,495 during the nine months ended September 30, 2020 and the entire amount has been accrued.

Accrued liabilities

As of September 30, 2020 and December 31, 2019, $68,395 and $77,130 was owed to Mr. Beplate, respectively, for accrued compensation. During the nine months ended September 30, 2020 $188,375 was paid to Mr. Beplate.

As of September 30, 2020 and December 31, 2019, $56,600 and $24,100 was owed to Nate Knight, the Chief Financial Officer, for accrued compensation, respectively. During the nine months ended September 30, 2020 $32,500 of compensation was accrued and $12,500 was paid. As of September 30, 2020 and December 31, 2019, Mr. Knight was owed $7,456 for reimbursable expenses.

As of September 30, 2020 and December 31, 2019, $15,000 and $0 was owed to Louis Schiliro, the Chief Operating Officer, for accrued compensation, respectively. During the nine months ended September 30, 2020 $15,000 of compensation was accrued, $30,000 was paid and $90,000 was converted into a convertible loan as mentioned above. As of September 30, 2020 and December 31, 2019, Mr. Schiliro was owed $18,243 and $0 for reimbursable expenses, respectively.

As of September 30, 2020 and December 31, 2019, $5,000 and $0 was owed to the office administrator, who is a person affiliated with the Company’s CEO, for accrued compensation, respectively. During the nine months ended September 30, 2020 $5,000 of compensation was accrued and $40,000 was paid. As of September 30, 2020 and December 31, 2019, $1,932 and $10,330 was also owed for reimbursable expenses, respectively.

Equity transactions

On July 21, 2020 the Board of Directors approved amendments to the previously granted restricted stock units (RSU) on March 25, 2019. The approved amendments increased the amount of RSU’s granted to Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s CEO from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the office administrator.

The amendment also changed the vesting conditions so now 15% of RSU units vested on July 15, 2020, an additional 15% of RSU units upon FDA approval of a PMA Class III awarded to the Company, an additional 20% of RSU units on January 1, 2021 and the balance of all unvested RSU units on the earliest date that (a) the Company achieves $20 million in gross cumulative sales commencing as of January 1, 2020, (b) a Covered Transaction is consummated or (c) a Trigger Event occurs. The Grantee has the option to delay the Vesting Date of all or part of his RSU Units until no later than an event described in (a), (b) or (c) above, by serving written notice to the Company prior to the Vesting Date. and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving gross revenues of $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management.

The change in vesting terms resulted in a total of 6,720,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to the office administrator, who is a person affiliated with the Company’s CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the office administrator. The vesting of the 6,770,000 RSU’s resulted in stock-based compensation expense of $4,806,700 which is the fair value of the stock on the vesting date.

Note 4. Convertible Loans

During the nine months ended September 30, 2020, a consultant loaned the Company $325,000. The loan is convertible at $0.50 per share at the discretion of the consultant, has a maturity date of March 31, 2021 and has an interest rate of 3%.

During the nine months ended September 30, 2020, a consultant and a medical advisor converted $115,000 of accrued compensation into convertible loans. The loans are convertible at $0.50 per share at the discretion of the note holders, have a maturity date of March 31, 2021 and have an interest rate of 3%.

These loans resulted in a beneficial conversion feature totaling $174,495 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates and $57,350 was amortized to interest expense during the nine months ended September 30, 2020. The remaining unamortized debt discount is $117,145. As of September 30, 2020, the convertible loans have a principal balance of $440,000 and the balance on the loans net of the debt discount is $322,855. Interest expense was $3,144 during the nine months ended September 30, 2020 and the entire amount has been accrued.

Note 5. Prepaid and Other Current Assets

The Company had a balance of $10,000 and $0 as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company paid $10,000 as a security deposit on a lease for office and warehouse space.

Note 6. Property and Equipment

As of September 30, 2020 and December 31, 2019, the balance of property and equipment represented consisted of the followings:

	September 30,	December 31,
	2020	2019
Equipment (not placed in service)	$92,089	$-
Accumulated depreciation	-	-
	$92,089	$-

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $0 and $0, respectively.

During the nine months ended September 30, 2020 and 2019, the Company acquired property and equipment of $92,089 and $0, respectively.

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

During the nine months ended September 30, 2019, 2,150,000 shares that were held in escrow originally were to vest upon a change of control of the Company were modified by the Board of Directors and deemed vested. The modification resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Share issuances 2020

During the nine months ended September 30, 2020, 1,975,500 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $1,105,696, 50,000 shares of common stock were issued to a former medical advisor for services rendered with a fair value of $47,500, 425,000 shares of common stock were issued to consultants for services rendered with a fair value of $301,875 and 22,381 shares of common stock were cancelled.

Restricted stock units

As discussed in Note 3, the Board of Directors approved amendments to the previously granted restricted stock units (RSU) on March 25, 2019 for certain management and consultants to the Company. The amendments increased the total amount of RSU’s granted from 50,350,000 to 55,350,000. The amendments also changed the vesting conditions which resulted in 7,545,000 of the RSU’s vesting on July 15, 2020 and 50,000 of the RSU’s vesting on July 20, 2020. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $5,392,450 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

In addition, the amendment will result in 10,060,000 of the RSU’s vesting on January 1, 2021. The fair value of these RSU’s on the date of the amendment was $7,142,600. The compensation expense is being amortized on a straight-line basis from the date of the amendment through January 1, 2021 which is the vesting date. Stock-based compensation of $3,092,222 was recognized as expense during the nine months ended September 30, 2020 leaving total unrecognized compensation cost of $4,050,378.

Management is unable to determine when FDA approval of a PMA Class III will be awarded to the Company or when a change of control will occur, if at all, and as of September 30, 2020, there was $31,963,827 unrecognized compensation cost related to the restricted stock unit awards.

Activity related to our restricted stock units during the nine months ended September 30, 2020 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2019	50,350,000	$0.94
Units granted	50,350,000	$0.71
Units Exercised/Released	(7,595,000)	$0.71
Units Cancelled/Forfeited	(45,350,000)	$0.94
Total awards outstanding at September 30, 2020	47,755,000	$0.73

Note 8. Litigation

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This court case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend said lawsuit. The parties have held various depositions and the Company had a motion to dismiss which was denied. The Plaintiff filed a motion to amend his complaint and the Company has submitted opposition papers and are awaiting an order from the Court. A trial is scheduled for August 10, 2021.

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

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas Beplate alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. Recently, the Court granted the motion for a default by FSR, Inc against Korsair Holdings, AG., but denied any claim for relief against UHP, Inc. The Court ruled that the SEC must review the claim before the matter can proceed in Court. The SEC has yet to render a determination.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the legal proceedings described herein.

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

On June 26, 2020 Defendant’s Animal Health International, et al filed a Motion for Judgment on the Pleadings. On July 16, 2020 Plaintiff, United Health Products, Inc., filed an opposed Motion for Leave to Amend the state court petition to conform with federal rules. On July 22, 2010 Judge Andrew Hanen denied the Defendant’s Motion for Judgment on the Pleadings and granted the Plaintiff’s Motion for Leave to file an Amended Complaint, directing the Clerk of the Court to file the First Amended Complaint. The initial pretrial conference occurred on August 25, 2020. The defendant has filed for summary judgement.

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company denies the allegations. The parties recently began conducting discovery.

Note 9. Subsequent Events

The Company has evaluated events from September 30, 2020, through the date whereupon the financial statements were issued and has determined that the following material events have occurred:

The Company received a total of $15,000 in loans from the Company’s Chief Executive Officer,

The Company’s Chief Operating Officer, Mr. Schiliro, converted $15,000 of accrued compensation into a convertible loan. The loan is convertible at $0.50 per share at the discretion of Mr. Schiliro, has a maturity date of March 31, 2021 and has an interest rate of 3%.

Various consultants, the Company's legal counsel and a medical advisor converted a total of $115,000 of accrued compensation into convertible loans. The loans are convertible at $0.50 per share at the discretion of the note holders, have a maturity date of March 31, 2021 and have an interest rate of 3%.

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

Company Overview

United Health Products, Inc. (“UHP” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. The product, HemoStyp®, is derived from all natural, oxidized regenerated cellulose and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell products into the U.S. Class III surgical market and are exploring commercial opportunities outside the Class III market in hemodialysis, emergency medicine, first responder and military applications, among others.

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

Recent Developments

The following developments in the Company’s business have occurred during 2020:

•

The London based Journal of Wound Care published the Company's submitted article, Efficacy and Safety of HemoStyp as an Adjunct for Management of Secondary Hemostasis in the Operative Setting, in its November 2020 edition. The article highlights the results of the study demonstrating HemoStyp's superiority to Surgicel® Original, the current standard of care produced by Johnson & Johnson Ethicon division.

Our HemoStyp Gauze Products

HemoStyp Hemostatic Gauze is a collagen-like natural substance created from chemically treated cellulose. It is an effective hemostatic agent registered with the FDA to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When the product comes in contact with blood it expands slightly and converts to an adhesive gel that subsequently breaks down into glucose and salts. Because of its benign impact on body tissue and the fact that it simply degrades to non-toxic end products, HemoStyp does not cause significant delay in healing as do certain other hemostatic materials. Labratory testing has shown HemoStyp to be 100% absorbable in the human body in 24 hours or less. A human trial conducted in 2019 and 2020 demonstrated the effectiveness of HemoStyp in vascular, thoracic and abdominal surgical procedures.

HemoStyp Hemostatic Gauze is a flexible, cloth-like material that is applied by folding the gauze as needed to fit the size of the wound or incision, and then placing the gauze onto the bleeding tissue. In surgical situations, the product quickly converts to a transparent gel with a neutral pH level that allows the surgeon to monitor the coagulation process and also avoids damage to the surrounding tissue. In superficial wound situations, HemoStyp can be integrated into a plastic bandage with or without a traditional gauze component to help stop bleeding.

Potential Target Markets

Our technology can be marketed as HemoStyp Gauze in various configurations and sizes both domestically and internationally. Our potential customer base includes, without limitation, the following (noting that we have several formats of Trauma Gauze):

•	Hospitals and Surgery Centers for all Internal Surgical usage, post FDA Class III approval
•	Hospitals, Clinics and Urgent Care centers – For external trauma
•	EMS, Fire Departments and other First Responders
•	Correctional Facilities
•	Schools, Universities and Day Care Facilities
•	Nursing Homes and Assisted Living Environments
•	Home Care Providers
•	Dentist and OMS offices
•	Sports Medicine Providers
•	Veterinary hospitals
•	Municipalities and Government Agencies
•	Hemodialysis centers
•	Consumers

Primary Strategy

The Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. Our preliminary tests and our completed human trial lead us to believe that the HemoStyp technology can compete against established market participants and allow us to gain a significant market share. In 2018, we made the decision to focus our efforts on becoming a stronger medical technology company with a patented technology for Class III surgical markets that would enhance the Company’s value and overall market strength. The FDA approval process requires a substantial amount of the Company’s resources and energy so we paused our efforts on sales and marketing to non-Class III markets and our full attention was focused on completing the FDA process and identifying an acquisition/commercial partner candidate. As of the filing date of this Form 10-Q, the FDA review process, which was temporarily held up by the Covid-19 pandemic, is ongoing.

In anticipation of receiving Class III approval, we are evaluating the best paths to rapidly grow our revenue and profits in all potential market segments, which could include seeking (i) a potential sale or merger, which may include a pre-sale commercialization component, (ii) one or more commercial partnerships and licensing agreements with established market participants, without an associated sale or merger, or (iii) to raise the necessary capital to establish and grow our own marketing and distribution capabilities and drive revenue and profits organically.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company’s board of directors has determined to conduct a review of strategic alternatives, which include, without limitation, identifying an acquisition candidate, joint ventures or other commercial partnerships, or a standalone growth plan. To assist in this review and strategy, the Company is working with a financial advisory firm. There can be no assurances that any specific transaction will occur as a result of this strategic. No assurances can be given that the Company will identify an acquisition or commercialization candidate(s) or complete a transaction.

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

The Company has registered trademarks for the following:

•	Boo Boo Strips:

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Results of Operations for the three months ending September 30, 2020 and 2019

The following table sets forth a summary of certain key financial information for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019

Revenue	$136	$-

Gross profit	$102	$-

Operating (expenses)	$(9,105,901)	$(478,715)

Operating (loss)	$(9,105,799)	$(478,715)

Other income (expense)	$(115,560)	$(46,154)

Net (loss)	$(9,221,359)	$(524,869)

Basic and diluted (loss) per common share	$(0.05)	$(0.00)

Three Months ended September 30, 2020 versus Three Months ended September 30, 2019

During the three months ended September 30, 2020 and 2019, the Company had $136 and $0 of revenues, respectively. Revenues were minimal and insignificant in the third quarter of 2020 and there were no sales in the third quarter of 2019. The Company has continued to devote its attention and efforts towards making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this FDA Class III approval for general surgical use, and pursuing opportunities that we anticipate will be available to the Company if this FDA approval is obtained, including, among other things, fostering interest from potential merger and acquisition candidates. In this strategy and approach, the Company made a determination not to engage new distribution partners as that could create conflicts with a potential acquiror/commercialization candidate and tie the Company’s hands from a revenue or branding perspective. The Company expects that if an acquisition candidate is identified it may also include a pre-acquisition commercialization component and in that case current vendor and future relationships and all pending purchase orders will likely be facilitated by that company. No assurances can be given that the Company will identify an acquisition or commercialization candidate or complete a transaction with such a candidate on terms satisfactory to us, if at all.

Total operating expenses for the three months ended September 30, 2020 and 2019 were $9,105,901 and $478,715, respectively. The increase in operating expenses is due primarily to an increase in stock-based compensation expense. The Company recorded $8,484,672 of stock-based compensation related to the amendment to the restricted stock award agreement made during the quarter. The amendment resulted in the vesting of 7,595,000 of restricted stock awards the immediate recognition of $5,392,450 of expenses and also $3,092,222 of stock-based compensation due to the amortization of the restricted stock units that vest on January 1, 2021. In addition, the Company issued 250,000 shares of common stock to consultants for services with a value of $153,750. The increase in stock-based compensation was offset by a decrease in research and development of $89,951.

Our net loss for the three months ended September 30, 2020 was $9,221,359 as compared to net loss of $524,869 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $8,627,186 as explained above along with interest expense increasing from $46,154 during the three months ended September 30, 2019 to $115,560 for the three months ended September 30, 2020. The increase in interest expense is due to the Company entering into various convertible loans and convertible loans – related party during the quarter which resulted in amortization of debt discount during the three months ended September 30, 2020 of $111,606 compared to $46,154 in the comparable period of 2019.

Results of Operations for the nine months ending September 30, 2020 and 2019

The following table sets forth a summary of certain key financial information for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019

Revenue	$563	$4,927

Gross profit	$368	$4,425

Operating (expenses)	$(10,377,849)	$(3,750,869)

Operating (loss)	$(10,377,481)	$(3,746,444)

Other income (expense)	$(162,751)	$(248,906)

Net (loss)	$(10,540,232)	$(3,995,350)

Basic and diluted net (loss) per common share	$(0.06)	$(0.02)

Nine Months ended September 30, 2020 versus Nine Months ended September 30, 2019

During the nine months ended September 30, 2020 and 2019, the Company had $563 and $4,927 of revenues, respectively. Revenues were minimal during the nine months September 30, 2020 and 2019 and decreased compared to the prior year. The Company has continued to devote its attention and efforts towards making our technology and product more commercially viable, by seeking to obtain FDA class III approval for internal surgical purposes. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this FDA Class III approval for general surgical use, and pursuing opportunities that we anticipate will be available to the Company if this FDA approval is obtained, including, among other things, fostering interest from potential merger and acquisition candidates. In this strategy and approach, the Company made a determination not to engage new distribution partners as that could create conflicts with a potential acquiror/commercialization candidate and tie the Company’s hands from a revenue or branding perspective. The Company expects that if an acquisition candidate is identified it may also include a pre-acquisition commercialization component and in that case current vendor and future relationships and all pending purchase orders will likely be facilitated by that company. No assurances can be given that the Company will identify an acquisition or commercialization candidate or complete a transaction with such a candidate on terms satisfactory to us, if at all.

Total operating expenses for the nine months ended September 30, 2020 and 2019 were $10,377,849 and $3,750,869, respectively. The increase in operating expenses is due primarily is due primarily to an increase in stock-based compensation expense. The Company recorded $8,484,672 of stock-based compensation related to the amendment to the restricted stock award agreement made during the period. The amendment resulted in the vesting of 7,595,000 of restricted stock awards the immediate recognition of $5,392,450 of expenses and also $3,092,222 of stock-based compensation due to the amortization of the restricted stock units that vest on January 1, 202 compared to the Company recording stock based modification expense of $2,021,000 due to the change in vesting conditions of 2,150,000 shares of common stock previously held in escrow during the nine months ended September 30, 2019.

In addition, the Company issued 425,000 shares of common stock to consultants for services with a value of $301,875 during the nine months ended September 30, 2020 compared to 400,000 shares of common stock for services valued at $380,000.

The increase in stock-based compensation was offset by a decrease in research and development of $301,546.

Our net loss for the nine months ended September 30, 2020 was $10,540,232 as compared to net loss of $3,995,350 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $6,626,980 as explained above along with interest expense decreasing from $248,906 during the nine months ended months ended September 30, 2019 to $162,751 for the nine months ended September 30, 2020. The decrease in interest expense is due to the Company only having $158,110 of amortization of debt discount during the nine months ended September 30, 2020 compared to $248,908 in the comparable period of 2019.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, the Company had a negative working capital of $1,321,016. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow the it to meet its current overhead while it focuses on its strategy of seeking FDA class III approval for internal surgical purposes, and opportunities which may arise from that including, among other things, fostering interest from potential merger and acquisition candidates or commercial partners. If we are not successful in our strategy, we cannot assure that we will be able to adjust to and fund a marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next few business operating cycles or at all. The report of our independent registered public accounting firm on our 2019 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at September 30, 2020 and December 31, 2019 was $6,705 and $16,624, respectively.

The following table summarizes selected items from our statements of cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,180,494)	$(1,245,804)
Net cash used in investing activities	(92,089)	-
Net cash provided by financing activities	1,262,664	1,302,750

Net increase (decrease) in cash and cash equivalents	$(9,919)	$56,946

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $1,180,494. The Company had net loss of $10,540,232 offset by stock based compensation of $8,786,547, amortization of debt discount of $158,110 a decrease in inventory of $194, an increase in accounts payable and accrued expenses of $279,782 and an increase in accrued liabilities - related party of $145,105. The Company also had an increase in prepaid and other current assets of $10,000.

Net cash used in operating activities for the nine months ended September 30, 2019 was $1,245,804. The Company had a net loss $3,995,350 offset by stock-based compensation of $2,401,000, amortization of debt discount of $248,908, a decrease in prepaid and other current assets of $50,000 and an increase in accounts payable and accrued expenses of $92,754. The also had a decrease in accrued liabilities – related party of $2,870, an increase in accounts receivable of $4,927 and an increase in inventory of $35,319.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended September 30, 2020 was $92,089. This was due to the Company purchasing equipment during the period in preparation of opening up its own facility.

The Company did not have any investing activities during the nine months ended September 30, 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,262,664. This was due to the Company receiving $325,000 from proceeds related to a convertible loan, $337,730 from related parties, $1,105,696 in proceeds from the sale of stock offset by making payments of $505,762 on related party loans.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $1,302,750. This was due to the Company receiving $1,110,750 in proceeds from the sale of stock and receiving $292,000 from related party loans offset by making payments of $100,000 on related party loans.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no off-balance sheet arrangements.

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

As of September 30, 2020, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) From January 1, 2020 through September 30, 2020, we had no sales or issuances of unregistered common stock, except we made sales or issuances of unregistered securities listed in the table below:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
Jan. – March 31, 2020	Common Stock	1,467,500	$826,696 in cash, $47,500 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

April – June 30, 2020	Common Stock	683,000	$279,000 in cash, $100,625 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

July – Sept. 30, 2020	Common Stock	7,845,000	$5,546,200 in services rendered, no commissions paid	Rule 506; Section 4(2)	Not applicable

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

UNITED HEALTH PRODUCTS, INC.

Dated: November 13, 2020	By:	/s/ Douglas Beplate
Douglas Beplate
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Principal Executive Officer and	November 13, 2020
	Douglas Beplate	Chairman of the Board

By:	/s/ Nate Knight	Principal Financial Officer and Director	November 13, 2020
Nate Knight

By:	/s/ Robert Denser	Director	November 13, 2020
Robert Denser

Douglas Beplate, Nate Knight and Robert Denser represent all the current members of the Board of Directors.

