Form 10-K
period 2020-12-31
United Health Products, Inc.
filed 2021-03-30
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10 K ☒.

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

As of June 30, 2020, the number of shares held by non-affiliates was approximately 178,348,456 shares. The approximate market value based on the last sale (i.e. $0.72 per share as of June 30, 2020, the last business day of the second quarter) of the Company’s Common Stock was approximately $128,410,888.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of March 24, 2021 was 224,000,265.

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“UHP” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III surgical market.

Recent Developments

The following developments in the Company’s business have occurred during 2020:

•

The London based Journal of Wound Care published a peer-reviewed article, Efficacy and Safety of HemoStyp as an Adjunct for Management of Secondary Hemostasis in the Operative Setting, in its November 2020 edition. The article highlights the results of the human trial demonstrating HemoStyp’s superiority to Surgicel® Original, the current mechanical hemostat standard of care produced by Johnson & Johnson’s Ethicon division.

•

On January 21, 2021, the U.S. Patent Office provided notification of publication of the Company’s patent application for the method of forming and using a hemostatic hydrocolloid. This publication does not imply any assurance of the receipt of the patent but establishes an obligation of any party that seeks to use the applicable method to pay royalties for the right to do so. The patent application for this process remains pending as of the date of this filing.

•

On February 11, 2021, the Company was notified that its application to establish global patent protection for the process of creating and deploying a hydrocolloid (or gel) format of its previously patented HemoStyp hemostatic gauze was accepted for publication under the procedures of the Patent Cooperation Treaty (“PCT”), which is an international patent law treaty which provides a unified procedure for filing a patent application in most foreign countries. The Company previously filed provisional patent applications for its HemoStyp gauze and the hydrocolloid process in July 2019 and 2020, respectively. The Company now has up to one year to register specific patents in those countries where it wishes to commercialize any future HemoStyp gel formats and will do so as its gel-related R&D activity progresses through 2021.

•

On March 3, 2021 we participated in a discussion with the Food & Drug Administration (“FDA”) regarding our Premarket Approval (“PMA”) application, wherein the FDA requested supplemental information relating to our manufacturing procedures, including quality control related documentation. The FDA also commented that the form and content of our clinical and non-clinical data has been evaluated and were satisfactory for them to complete their review process once our application was finalized. We are collecting the requested information and incorporating these materials into our PMA application and will to resubmit to the FDA once completed. There can be no assurance that our application, once revised and resubmitted, will lead to a successful FDA decision regarding a PMA.

Our HemoStyp Gauze Products

HemoStyp hemostatic gauze is a collagen-like natural substance created from chemically treated cellulose derived from cotton. It is an effective hemostatic agent registered with the FDA for superficial use under a 510k approval obtained in 2012 to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When the product comes in contact with blood it expands slightly and quickly converts to a gel that subsequently breaks down into glucose and salts. Because of its benign impact on body tissue and the fact that it degrades to non-toxic end products, HemoStyp does not impede the healing of body tissue as do certain competing hemostatic products. Laboratory testing has shown HemoStyp to be 100% absorbable in the human body in 24 hours or less compared to days or weeks with competing organic regenerated cellulose products. A human trial conducted in 2019 and 2020 demonstrated the effectiveness of HemoStyp in vascular, thoracic and abdominal surgical procedures.

HemoStyp hemostatic gauze is a flexible, silk-like material that is applied by placing the gauze onto the bleeding tissue. The supple material can be easily folded and manipulated as needed to fit the size of the wound or incision. In surface bleeding and surgical situations, the product quickly converts to a translucent gel that allows the physician or surgeon to monitor the coagulation process. The gel maintains a neutral pH level which avoids damaging the surrounding tissue. In superficial bleeding situations, HemoStyp can be bonded to an adhesive plastic bandage or integrated into a traditional gauze component to address a broad range of needs, including traumatic bleeding injuries and prolonged bleeding following hemodialysis.

Potential Target Markets

Our HemoStyp material is currently cut to several sizes and configuration and marketed as HemoStyp Gauze. While we have paused our commercial activities to focus on our Class III PMA application, our potential customer base includes, without limitation, the following:

•	Hospitals and Surgery Centers for all Internal Surgical usage (in the event we obtain FDA Class III approval)
•	Hospitals, Clinics and Physicians for external trauma
•	EMS, Fire Departments and other First Responders
•	Military Medical Care Providers
•	Hemodialysis centers
•	Nursing Homes and Assisted Living Facilities
•	Dental and Oral & Maxillofacial Surgery Offices
•	Veterinary hospitals

Primary Strategy

Or HemoStyp technology received an FDA 510k approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for HemoStyp products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. In 2018, we made the decision to focus our efforts and resources on accessing these Class III markets to maximize the value potential of our HemoStyp. The Class III PMA process requires a substantial investment of time and resources so we made the strategic determination to pause our sales and marketing to non-Class III markets in order to devote our full attention to the FDA process. Our extensive laboratory testing and our completed human trial indicate that the HemoStyp technology can successfully compete against established Class III market participants and allow us to gain a significant market share.

As of the filing date of this Form 10-K, the FDA PMA review process, which was slowed by the Covid-19 pandemic, is ongoing.

In anticipation of receiving a Class III PMA, we are evaluating paths to rapidly grow our revenue and profits in all potential market segments, with the objective of maximizing shareholder value. Options under consideration include (i) a sale or merger of the Company with an industry leader in the wound care and surgical device sectors, which may include a pre-sale collaboration on commercialization and distribution, (ii) one or more commercial partnerships with established market participants, without any specific, associated sale or merger transaction, and (iii) a capital raising program to establish and grow our own marketing and distribution capabilities and drive revenue and profits organically, including a potential business combination with a cash-rich counterparty that would provide funding for this strategy as well as liquidity for those Company shareholders that may seek it.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, we continue to engage in regular discussions to evaluate the potential commercial partnerships as we approach the FDA decision on our Class III PMA application. There can be no assurances that any specific transaction will occur as a result of this strategy. No assurances can be given that the Company will identify an acquisition or commercialization candidate(s) or complete a transaction.

Manufacturing and Packaging of our Products

The Company’s NORC products are manufactured largely in the United States to our specifications and using our equipment through a contract manufacturing arrangement with an FDA certified contract manufacturer that maintains stringent quality control protocols to assure the uniformity and quality of all of our gauze products. Information on our equipment, the manufacturing process and our partner’s facility has been submitted as part of our PMA submission, which includes the FDA inspection records of the facility.  Certain of our adhesive bandage formats designed for the 510k market are manufactured by a separate contractor based in China.

Patents and Trademarks

Our NORC technology is protected through patents filed with the U.S. Patent and Trademark Office (“USPTO”), which protection currently runs through 2029. In 2020 we filed an additional U.S. patent that protects the use of our NORC technology in a gel or hydrocolloid formulation.

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Competition

The wound care products market in the United States is dominated by established companies such as Baxter International, Bristol-Myers Squibb Company, Johnson & Johnson and 3M Company, each of which have greater capital and operational resources than us. Our hemostatic gauze product will directly compete in the gauze markets served by these companies. In this market, competitive factors include product performance, price, range of product offerings, value-added service programs, service and delivery, credit terms, and customer support.

Government Regulation

We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies generally applicable to the healthcare and medical device industries.

Environmental Matters

The Company may be subject to, or affected by, environmental legislation including, among others, the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (aka CERCLA or Superfund) and the Resource Conservation and Recovery Act. There may be laws and regulations that exist or that may come to pass that we cannot foresee that may also have an impact on the Company. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies that may apply to the Company can be burdensome and costly. To date, the Company has not been impacted by these laws and regulations.

Research and Development Expenditures

In the years ending December 31, 2020 and 2019 we incurred $245,218 and $666,388, respectively, in research and development expenditures.

Personnel

As of March 24, 2021, we have seven full-time personnel working under consulting agreements. Additionally, we have four Medical Advisory Board members.

ITEM 1A. RISK FACTORS

We are engaged in the development, sale and distribution of hemostatic gauze products to stop superficial bleeding. As we develop our business, there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and we may continue to lose money in the future

For the years ended December 31, 2020 and 2019, the Company had a net loss of $15,711,400 and $6,602,295, respectively. We may continue to lose money in the future. For the years ended December 31, 2020 and 2019, the Company had a net loss of $15,711,400 and $6,602,295, respectively. Due to strategic determination to pause our sales and marketing to non-Class III markets in order to devote our full attention to the FDA process, we do not expect to generate revenue until that process is successfully completed (which we cannot assure) and we take steps to commercialize our Hemostyp product. We thus expect to continue to lose money in the future, and we will rely on financing to fund our plans for the foreseeable future as discussed in the Risk Factor “We will need additional financing to execute our business plan and fund operations, which may not be available”.

We can provide no assurances that given that the Class III application for internal surgical procedures will be approved by the FDA.

On March 3, 2021 we participated in a discussion with the Food & Drug Administration (“FDA”) regarding our Premarket Approval (“PMA”) application, wherein the FDA requested supplemental information relating to our manufacturing procedures, including quality control related documentation. The FDA also commented that the form and content of our clinical and non-clinical data has been evaluated and were satisfactory for them to complete their review process once our application was finalized. We are collecting the requested information and incorporating these materials into our PMA application and will to resubmit to the FDA once completed. There can be no assurance that our application, once revised and resubmitted, will lead to a successful FDA decision regarding a PMA.

Impacts of COVID-19 has delayed the FDA’s review and decision on our application for Class III PMA of our HemoStyp product.

COVID-19 caused a diversion of resources at the FDA which has slowed the review and decision on our FDA application for Class III PMA of our HemoStyp product for internal surgical purposes. During the fourth quarter of 2020 the FDA was able to re-engage with us regarding our application. However, due to the FDA’s focus of attention on the COVID-19 pandemic, we do anticipate that the length of time needed to obtain FDA approval of our HemoStyp product for internal surgical purposes will be negatively impacted.

No assurances can be given that our Management plans to attempt to penetrate all market segments will be successful.

We believe that rather than focusing on immediate sales activities of our products in targeted markets during this period of time before receiving anticipated FDA approval for Class III surgical markets, that refocusing the Company to become a stronger, medical technology corporation with a patented technology for Class III surgical markets is a preferable strategy to enhance the Company’s value and overall market strength. In this regard, we believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. As of the filing date of this Form 10-K, the FDA review process, which was temporarily held up by the Covid-19 virus pandemic, is ongoing. In the event we receive Class III approval, the success of which cannot be assured, we are evaluating the best paths to attempt to rapidly grow our revenue and profits in all potential market segments, which could include one or more commercial partnerships and licensing agreements with established market participants or an acquisition/merger agreement with any such participants, each as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth. We will carefully evaluate the returns on investment to create shareholder value of each of these strategies. No assurances can be given that our Management plans to attempt to penetrate all market segments or be acquired/merged with an established market participant will be successful on terms satisfactory to us, if at all.

We can provide no assurances that ongoing discussions with potential commercial partners and acquirers will result in the occurrence of a specific transaction.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company continues to explore a range of strategic alternatives which include, without limitation, entering into one or more commercial and distribution partnerships, a sale of the Company or a standalone growth plan. To assist in this review, the Company is working with a financial advisory firm. There can be no assurances that any specific transaction will occur as a result of these discussions. No assurances can be given that the Company will identify a suitable acquisition or commercialization partnership candidate(s) or complete any transaction on terms that are in the best interests of shareholders.

We will need additional financing to execute our business plan and fund operations, which may not be available.

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

We will pursue required additional capital through various means, including commercial collaborations and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities. The issuances of incentive awards under existing and future employee incentive plans, may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as capital markets disruptions, both generally and specifically relating to the healthcare industry, and events that have a negative impact on existing and potential investors or funding sources such as the COVID-19 pandemic. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs we may be required to cease operations.

No guarantee of market acceptance.

Our success is dependent on market acceptance of our hemostatic gauze products. We cannot be certain that healthcare professionals and purchasing decision makers will conclude that our products offer a superior performance or value proposition, in any or all of the target markets we have identified, or that we will attain the level of market acceptance necessary to generate adequate revenues to cover our business costs and generate a return for investors.

We may be dependent upon strategic relationships to conduct our operations and implement our strategy.

Our strategy includes the use of distribution and commercial partnerships to market and sell our hemostatic gauze products. We currently do not have any such strategic relationships. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations. We can provide no assurances that distribution agreements will be entered into on terms satisfactory to us, if at all, or that our operations will be profitable as a result of these distribution agreements.

We could experience difficulties in our supply chain.

The majority of our NORC products are manufactured in the United States to our specifications at a single facility under a service contract. Unforeseen events at this manufacturing location or with this manufacturer may result in a disruption of production that could negatively impact our ability to supply our customers and generate revenues. We own certain specialized production equipment which is installed at this manufacturing location which is not readily available should we need to replace it. While we intend to maintain significant supplies of finished product inventory, any prolonged disruption this facility could have a material adverse impact on our operations and business.

We are currently dependent on one hemostatic gauze product to generate income in the future.

The Company’s hemostatic gauze products are currently our sole source of potential revenue in the future. While we have multiple formats of this product and hope to access new markets upon receipt of a Class III PMA, we cannot provide assurance that our product will be accepted by potential customers or that new, superior hemostatic technologies will not be introduced that negatively impact the market perceptions of our own products. Unless we are able to develop or acquire additional product lines, the failure to develop a commercial market for this product line will materially adversely affect our operations.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and employees to correctly interpret and respond to market data, economic and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. We intend to ensure that management and any key employees are appropriately compensated; however, their continued service to the Company cannot be guaranteed. If we are unable to attract and retain additional key management personnel and enter into satisfactory employment and other agreements, our business may be adversely affected.

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

We have identified various material weaknesses in our internal control over financial reporting which could affect our ability to timely and accurately report our results of operations and financial condition. These material weaknesses may not have been fully remediated as of the filing date of this report and we cannot assure you that other material weaknesses will not be identified in the future.

Our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2020. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2020 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This could make it more difficult for us to raise funds and adversely affect our relationships with creditors, investors and suppliers.

 Our auditors believe that substantial doubt exists regarding our ability to remain in business. We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, creditors, investors and suppliers, and therefore could have a material adverse effect on our business.

The healthcare industry is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

The healthcare industry is generally subject to extensive regulatory requirements. Adhering to these requirements generally carries significant costs to industry participants, including our Company. Given our limited financial resources these significant costs may adversely affect our business and financial results. If we are unable to pass on these costs through our product pricing they would negatively impact our profit margin.

Healthcare insurance legislation may lead to unintended adverse effects for businesses involved in our industry. New legislation that gives the Federal government greater regulatory powers may lead to negative consequences for certain aspects of our business. The full scope of the ongoing uncertainty in healthcare related legislation may not be known for several years, making it difficult to predict the future consequences that would create challenges to our Company, or if we can overcome them.

Failure to comply with laws or government regulations could result in penalties.

Certain government requirements for technologies in the healthcare market may require licensure or mandatory minimum standards relating to the provision of products and services. Failure to comply with these requirements could materially affect our ability to expand into new or existing markets. Future regulatory developments may also cause disruptions to our operations.

GENERAL RISK FACTORS

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

To the extent that additional shares of common stock are issued, our existing stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of common stock in connection with or following an investment, a change in control of the Company may occur which may affect, among other things, the Company’s ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for our common stock and could impair the Company’s ability to raise additional capital through the sale of its equity securities. The Company has in the past and may in the future compensate certain consultants and other service providers using our shares of common stock, which would result in further dilution for our existing stockholders.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	changes in the healthcare industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall short of expectations;
•	loss of certain material strategic relationships;
•	regulatory developments;
•	economic and other external factors, including among others, effects on the markets stemming from the COVID-19 pandemic; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to changes in the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, return on investment will only occur if our stock price appreciates.

There is currently no established market for our common stock, and we cannot ensure that one will ever develop or be sustained.

The Company’s common stock is available for trading on the OTC Pink. Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If certain of our stockholders seek to sell substantial amounts of our common stock in the public market upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Impacts of COVID-19 to Business and the General Economy

COVID-19 has caused a material and substantial adverse impact on the general economy, the impacts of which are currently not fully known. We are conducting business as usual with some modifications to, employee work locations, among other modifications We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, potential partners, suppliers and stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company is utilizing on a temporary basis rent free, as a central mailing address as its principal executive office, space located at 10624 S. Eastern Avenue, Ste. A209, Henderson, NV 89052. Conference facilities are available upon request at a fee. The Company is a virtual company with personnel in Nevada and five other states working remotely.

ITEM 3. LEGAL PROCEEDINGS

The following material legal proceedings are pending against us:

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend this lawsuit. The parties have held various depositions and the Company made a motion to dismiss which was denied. The Plaintiff filed a motion to amend his complaint and the Company has submitted opposition papers and we are awaiting an order from the Court. A trial is scheduled for August 10, 2021.

In March 2021, the Company received payment of $304,273 from Maxim Group LLC, representing the full settlement payment in accordance with a Settlement Agreement in a previously disclosed arbitration between the Company and Maxim that was settled in December 2019.

Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant has claimed, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. Discovery is now taking place.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas Beplate alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. The Court granted the motion for a default by FSR, Inc against Korsair Holdings, AG., but denied any claim for relief against UHP. The Court ruled that the SEC must review the claim before the matter can proceed in Court. The SEC has yet to render a determination.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the legal proceedings described herein.

In 2020 the Company commenced the following legal proceeding:

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the Texas District Court for the 215th Judicial District of Harris County against defendants Patterson Companies Inc., Patterson Management, L.P., Patterson Veterinary, Inc. and Patterson Logistics Services, Inc., and Animal Health International, Inc. On March 5, 2020, the defendants removed the case to U.S. District Court for Southern District of Texas. The defendants filed their answer in federal court on March 12, 2020. The original August 25, 2020 pretrial deadlines were extended and we expect the case to be trial ready by the end of 2021.

The defendants filed a Motion for Summary Judgment which was denied by the court on March 11, 2021.

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company has denied the allegations. The parties are conducting discovery.

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

	High	Low
For Year Ended 2020
First Quarter	$1.30	$0.60
Second Quarter	$0.86	$0.71
Third Quarter	$1.89	$0.55
Fourth Quarter	$1.49	$1.28

For Year Ended 2019
First Quarter	$1.01	$0.64
Second Quarter	$0.99	$0.80
Third Quarter	$2.45	$0.94
Fourth Quarter	$1.48	$0.97

(b) Holders

As of March 24, 2021, there were approximately 381 holders of record of the Company’s issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

The following summarizes all sales of our unregistered securities during the year ended December 31, 2020. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
Jan. – March 31, 2020
	Common Stock	1,467,500	$826,696 in cash, $47,500 in services rendered
April – June 30, 2020
	Common Stock	683,000	$279,000 in cash, $100,625 in services rendered
July – Sept. 30, 2020
	Common Stock	250,000	$153,750 in services rendered
	Common Stock	7,595,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
October – Dec. 31, 2020
	Common Stock	1,083,634	$866,482 conversion of debt at $0.50 per/ share

___________

(1) See Item 11 Executive Compensation under the heading Stock Awards – Restricted Stock Units for a discussion about the Restricted Stock Unit Agreements under which these shares were issued.

During the period January 1, 2020 through December 31, 2020, there were no repurchases of the Company’s unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

Results of Operations years ending December 31, 2020 and 2019

The following table sets forth a summary of certain key financial information for the years ended December 31, 2020 and 2019:

	2020	2019

Revenue	$643	$4,927

Gross profit	$448	$3,611

Operating (expenses)	$(14,849,099)	$(6,097,723)

Operating (loss)	$(14,848,651)	$(6,094,112)

Other income (expense)	$(862,749)	$(508,183)

Net (loss)	$(15,711,400)	$(6,602,295)

Basic and diluted	$(0.09)	$(0.04)

Year ended December 31, 2020 versus year ended December 31, 2019

During the year ended December 31, 2020 and 2019, the Company had $643 and $4,927 of revenues, respectively. The decrease in revenues is due to the continued focus, which commenced in 2018, of the Company’s capital and resources towards making our NORC technology and products more commercially viable by seeking to obtain a Class III PMA. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this PMA and, if granted, pursuing opportunities that we anticipate will be available to the Company.

Total operating expenses for the year ended December 31, 2020 and 2019 were $14,849,099 and $6,097,723, respectively. The increase in operating expenses is due primarily to an increase in consulting/professional fees offset by a decrease in research and development expenses. The increase in operating expenses is due primarily to an increase in stock-based compensation expense. The Company recorded $12,420,930 of stock-based compensation related to an amendment to the restricted stock award agreement made during the year. The amendment resulted in the vesting of 7,595,000 of restricted stock unit (“RSU”) awards and the immediate recognition of $5,392,450 of expenses and also $7,028,480 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021 compared to stock-based compensation expense of $2,021,000 due to the change in vesting conditions of 2,150,000 shares of common stock previously held in escrow during the year ended December 31, 2019.

In addition, the Company issued 425,000 shares of common stock for services with a value of $301,875 during the year ended December 31, 2020 compared to 1,925,000 shares of common stock for services valued at $1,859,250 during the year ended December 31, 2019.

The increase in stock-based compensation was offset by a decrease in research and development expense of $421,170.

Other income (expense) for 2020 and 2019 was $(862,749) and $(508,183), respectively. The increase in other expense was due to the increase in total interest expense of $38,045 and loss on debt settlement of $316,521. The increase in interest expense is due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the current year totaling $546,228 compared to $508,183 in the prior year. The loss on debt settlement is due to the Company issuing shares of common stock with a fair value of $866,482 for the conversion of $549,567 of convertible notes payable and accrued interest.

Our net loss for the year ended December 31, 2020 was $15,711,400 as compared to a net loss of $6,602,295 for the prior year. The increase in the net loss is due to an increase in stock-based stock compensation of $8,842,555, a decrease in research and development expenses of $421,170 and an increase in the loss on debt settlement of $316,521 compared to the prior year for the reasons described above.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2020, the Company had a negative working capital of $1,054,612. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow it to meet its current overhead expense obligations while it focuses on its strategy of seeking an FDA Class III PMA. The report of our independent registered public accounting firm on our 2020 and 2019 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand as of December 31, 2020 and 2019 was $46,076 and $16,624, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Net cash used in operating activities	$(1,325,862)	$(1,766,764)
Net cash used in investing activities	(101,350)	-
Net cash provided by financing activities	1,456,664	1,752,115

Net increase (decrease) in cash and cash equivalents	$29,452	$(14,649)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $1,325,862. The Company had net loss of $15,711,400 offset by stock-based compensation of $12,722,805, amortization of debt discount of $535,766, write-off of inventory of $6,979, loss on debt settlement of $316,521, a decrease in inventory of $195, an increase in accounts payable and accrued expenses of $360,465 and an increase in accrued liabilities - related party of $442,807.

Net cash used in operating activities for the year ended December 31, 2019 was $1,766,764. The Company had a net loss of $6,602,295 offset by stock-based compensation of $3,880,250 and amortization of debt discount of $508,183. The Company also had an increase in inventory of $44,868, an increase in accounts payable and accrued expenses of $367,836, and an increase in accrued liabilities – related party of $74,130.

Net Cash Used by Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $101,350, used to purchase manufacturing equipment during the year.

The Company did not have any investing activities during the year ended December 31, 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $1,456,664. This was due to the Company receiving $1,130,696 in proceeds from the sale of stock and receiving a total of $831,730 from related parties offset by repaying $505,762 on related party loans.

Net cash provided by financing activities for the year ended December 31, 2019 was $1,752,115. This was due to the Company receiving $1,255,750 in proceeds from the sale of stock and receiving net proceeds of $496,365 from a related party.

 Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations, has negative working capital and operations have not provided cash flows to cover operating expenses or meet current obligations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to United Health Products, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. United Health Products, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as United Health Products, Inc.’s auditor since 2019.

Midvale, Utah

March 30, 2021

UNITED HEALTH PRODUCTS, INC

Balance Sheets

	December 31, 2020	December 31, 2019

Current Assets
Cash and Cash Equivalents	$46,076	$16,624
Inventory	69,674	76,848
Total current assets	115,750	93,472

Property and equipment	101,350	-

TOTAL ASSETS	$217,100	$93,472

Current Liabilities
Accounts payable and accrued expenses	$416,759	$512,476
Accrued liabilities – related party	193,651	119,016
Convertible notes payable, net of debt discount	103,920	-
Convertible notes payable - related parties, net of debt discount	456,032	365,785
Total current liabilities	1,170,362	997,277

TOTAL LIABILITIES	1,170,362	997,277

Commitments and Contingencies	-	-

Stockholders’ Deficiency

Common Stock - $.001 par value, 300,000,000 shares authorized, 189,357,090 and 178,060,337 shares issued at December 31, 2020 and 2019	189,357	178,300
Additional paid-in capital	40,696,640	25,045,754
Accumulated deficit	(41,839,259)	(26,127,859)
Total stockholders’ deficiency	(953,262)	(903,805)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$217,100	$93,472

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	2020	2019

Revenues	$643	$4,927
Cost of sales	195	1,316
Gross profit	448	3,611

Operating Costs and Expenses
Selling, general and administrative expenses	14,603,881	5,431,335
Research and development expenses	245,218	666,388
Total Operating Expenses	14,849,099	6,097,723

Loss from Operations	(14,848,651)	(6,094,112)

Other income (expenses)
Interest expense	(210,025)	-
Interest expense – related party	(336,203)	(508,183)
Loss on settlement of debt	(316,521)	-
Total other income (expense)	(862,749)	(508,183)

Income tax expense	-	-

Net Loss	$(15,711,400)	$(6,602,295)

Net Loss per common share:
Basic and diluted	$(0.09)	$(0.04)

Weighted average number of shares outstanding	183,756,271	175,876,273

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2020 and 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	173,943,138	$173,943	$19,200,927	$(19,525,564)	$(150,694)

Stock-based compensation modification expense on shares held in escrow	-	-	2,021,000	-	2,021,000

Issuance of common stock for services	1,925,000	1,925	1,857,325	-	1,859,250

Issuance of shares for notes payable – related party	410,000	410	204,590	-	205,000

Sale of common stock	2,022,199	2,022	1,253,728	-	1,255,750

Beneficial conversion feature	-	-	508,183	-	508,183

Net Loss	-	-		(6,602,295)	(6,602,295)

Balance at December 31, 2019	178,300,337	178,300	25,045,754	(26,127,859)	(903,805)

Beneficial conversion feature	-	-	909,565	-	909,565

Issuance of common stock for services	425,000	425	301,450	-	301,875

Stock-based compensation on vesting of restricted stock units	7,595,000	7,595	12,413,335	-	12,420,930

Issuance of common stock for debt	1,058,634	1,059	865,423	-	866,482

Sale of common stock	2,000,500	2,000	1,128,696	-	1,130,696

Cancelled shares	(22,381)	(22)	22	-	-

Forgiveness of related party debt	-	-	32,395	-	32,395

Net Loss	-	-		(15,711,400)	(15,711,400)

Balance at December 31, 2020	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	2020	2019

Cash Flows from Operating Activities:
Net Loss	$(15,711,400)	$(6,602,295)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation	12,722,805	3,880,250
Loss on settlement of debt	316,521	-
Write-off of inventory	6,979	-
Amortization of debt discount	535,766	508,183

Changes in assets and liabilities:
Accounts receivable	-	-
Inventory	195	(44,868)
Accounts payable and accrued expenses	360,465	367,836
Accrued liabilities – related party	442,807	74,130
Net Cash Used In Operating Activities	(1,325,862)	(1,766,764)

Cash Flows from Financing Activities:
Net Cash Used in Investing Activities
Purchase of property and equipment	(101,350)	-
Net Cash Used In Operating Activities	(101,350)	-

Cash Flows from Financing Activities:
Repayment to related parties	(505,762)	(161,135)
Proceeds from related parties	831,730	657,500
Proceeds from issuance of common stock	1,130,696	1,255,750
Net Cash Provided By Financing Activities	1,456,664	1,752,115

Increase (decrease) in Cash and Cash Equivalents	29,452	(14,649)
Cash and Cash Equivalents - Beginning of period	16,624	31,273

CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,076	$16,624

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Cancellation of common stock	$22	$-
Forgiveness of related party debt	$32,395	$-
Common stock issued for notes payable and accrued liabilities – related party	$-	$205,000
Common stock issued for debt	$549,567	$-
Debt discount related to beneficial conversion feature	$909,565	$-
Accounts payable converted to convertible notes payable	$250,000	$-
Accounts payable and accrued liabilities – related party converted to convertible notes payable – related party	$258,750	$-
Accounts payable and accrued liabilities – related party converted to convertible notes payable	$100,000	$-
Convertible notes payable – related party converted to convertible notes payable	$198,778	$-

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1. Description of the Business

United Health Products, Inc. (the “Company”) is a medical product development and solutions company focusing on the wound-care industry. The Company produces an innovative hemostatic gauze product that absorbs exudate (fluids which have been discharged from blood vessels) by forming a gel-like substance upon contact which supports and accelerates the blood coagulation process.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, has negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) as a pandemic. As a result, economic uncertainties have arisen which have the potential to negatively impact the Company’s ability to raise funding. Other factors that carry financial implications for the Company could occur although the potential impacts are unknown at this time.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to conform to current period classifications.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2020 and 2019, the Company has approximately $17.8 and $15.6 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2020 and 2019. The Company recorded $0 in bad debt expense for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020 one customer accounted for 100% of the Company’s net revenue.

For the year ended December 31, 2019 one customer accounted for 100% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2020	December 31, 2019
Raw materials	$50,654	$54,774
Finished goods	19,020	22,074
	$69,674	$76,848

During the years ended December 31, 2020 and 2019, the Company determined that $6,979 and $0, needed to be impaired and written-off, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $206,572 and $214,810 in advertising and marketing costs during the years ended December 31, 2020 and 2019, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $245,218 and $666,388 in research and development expenses during the years ended December 31, 2020 and 2019, respectively.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2020 and 2019 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2020 include 59,330,000 of restricted stock units and 1,867,500 shares of common stock for convertible notes payable – related party. The total potential common shares as of December 31, 2019 include 50,350,000 of restricted stock units, and 579,556 shares for convertible notes payable – related party.

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

New Accounting Pronouncements

                 In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.

                Under current GAAP, there are five accounting models for convertible debt instruments. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, the FASB decided to add disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Related party convertible notes payables

As of December 31, 2020 and 2019, convertible notes payable – related parties totaled $456,032 and $365,785, respectively. The amount of $365,785 as of December 31, 2019 was owed to Doug Beplate, the former Chief Executive Officer and current Chairman of the Board, and was convertible at $0.65 per share, at the sole discretion of Mr. Beplate.

                During the year ended December 31, 2019, Mr. Beplate advanced the Company a total of $657,500 and the Company made repayments to Mr. Beplate totaling $161,135. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

On April 22, 2019, the Company agreed to allow Mr. Beplate to convert all previous outstanding cash loans made to the Company. For any outstanding loans made on or before April 15, 2019, the loans are convertible at $0.50 per share and for all loans subsequent to April 15, 2019, the amounts are convertible at $0.65 per share, in each case at the sole discretion of Mr. Beplate. The Company’s stock price on April 22, 2019 was $0.90 which resulted in a beneficial conversion feature of $193,137 which was recorded to interest expense – related party.

During the year ended December 31, 2019, Mr. Beplate converted $205,000 of notes payable at a conversion price of $0.50 into 410,000 shares of common stock.

From the April 15, 2019 through December 31, 2019, Mr. Beplate loaned the Company $490,500 which was convertible at $0.65 as mentioned above. These loans resulted in a beneficial conversion feature of $315,046 which was recorded to interest expense upon issuance during the year ended December 31, 2019. The outstanding balance of these convertible notes payable – related party was $365,785 as of December 31, 2019 and the remaining unamortized debt discount was $0.

During the year ended December 31, 2020, Mr. Beplate loaned the Company $251,730 which was convertible at $0.65. These loans resulted in a beneficial conversion feature of $83,156 which was recorded to interest expense – related party upon issuance. The Company made repayments to Mr. Beplate totaling $505,765, $87,750 was assigned to the Company’s legal counsel and $24,000 was forgiven during the year ended December 31, 2020, leaving a balance of $0 owed to Mr. Beplate as of December 31, 2020. These loans were for operating expenses of the Company, due on demand and had no interest rate.

During the year ended December 31, 2020, Brian Thom, the Chief Executive Officer loaned the Company $450,000 and also converted $105,000 of accrued compensation into a convertible note. The note and loans are convertible at $0.50 per share at the discretion of the Mr. Thom, have a maturity date of March 31, 2021 and have an interest rate of 3%. The loans resulted in a beneficial conversion feature totaling $338,105 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates and $138,792 was amortized to interest expense – related party during the year ended December 31, 2020. As of December 31, 2020, the total outstanding balance of the note and loans is $555,000 and the remaining unamortized debt discount is $199,313.

During the year ended December 31, 2020, Louis Schiliro, the Chief Operating Officer loaned the Company $130,000 and also converted $150,000 of accrued compensation into a convertible note. The note and loans are convertible at $0.50 per share at the discretion of Mr. Schiliro, have a maturity date of March 31, 2021 and have an interest rate of 3%. During the year ended December 31, 2020, $110,000 of the convertible note payable along with $1,028 of accrued interest was assigned to the Company’s legal counsel leaving a total outstanding balance of the note and loans of $170,000. The loans and note resulted in a beneficial conversion feature totaling $174,985 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates and $105,331 was amortized to interest expense – related party during the year ended December 31, 2020. The remaining unamortized debt discount is $69,654.

During the year ended December 31, 2020, Kristofer Heaton, the Vice President of Finance, converted $3,750 of accrued compensation into a convertible loan. The loan is convertible at $0.50 per share at the discretion of Mr. Heaton, has a maturity date of March 31, 2021 and has an interest rate of 3%. This note resulted in a beneficial conversion feature totaling $3,750 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and $0 was amortized to interest expense – related party during the year ended December 31, 2020. The remaining unamortized debt discount is $3,750.

 Interest expense on the above convertible notes was $8,925 along with $327,278 of debt discount amortization for total interest expense – related party of $336,203 during the year ended December 31, 2020. Interest expense – related party was $0 during the year ended December 31, 2019. Total accrued interest – related party was $7,503 and $0 as of December 31, 2020 and 2019, respectively.

Accrued liabilities

As of December 31, 2020 and 2019, $0 and $77,130 was owed to Mr. Beplate, respectively, for accrued compensation. During the year ended December 31, 2020, $188,375 was paid to Mr. Beplate, $100,000 of accrued compensation was converted to a convertible note payable and then assigned to the Company’s legal counsel and $8,395 of accrued compensation was forgiven. The note was convertible at $0.50 per share at the discretion of the note holder, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $100,000 which was recognized into interest expense.

As of December 31, 2020 and 2019, $66,600 and $24,100 was owed to Nate Knight, who was the Chief Financial Officer until November 2020, for accrued compensation, respectively. During the year ended December 31, 2020 $42,500 of compensation was accrued and $12,500 was paid. As of December 31, 2020 and 2019, Mr. Knight was also owed $7,456 for reimbursable expenses.

As of December 31, 2020 and 2019, $0 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation, respectively. During the year ended December 31, 2020, $105,000 of compensation was converted into a convertible loan as mentioned above.

As of December 31, 2020 and 2019, $0 and $0 was owed to Louis Schiliro, the Chief Operating Officer, for accrued compensation, respectively. During the year ended December 31, 2020, $150,000 of compensation was converted into a convertible loan as mentioned above and $30,000 was paid. As of December 31, 2020 and 2019, Mr. Schiliro was also owed $59,467 and $0 for reimbursable expenses, respectively.

 As of December 31, 2020 and 2019, $0 and $0 was owed to Kristofer Heaton, the Vice President of Finance, for accrued compensation, respectively. During the year ended December 31, 2020, $3,750 of compensation was converted into a convertible loan as mentioned above. As of December 31, 2020 and 2019, Mr. Heaton was also owed $52,625 and $0 for prior services provided to the Company, respectively.

As of December 31, 2020 and 2019, $45,000 and $60,000 was paid to the office administrator, who is a person affiliated with the Company’s former CEO, for compensation, respectively. As of December 31, 2020 and 2019, $0 and $10,330 was owed for reimbursable expenses, respectively.

Equity transactions

During the year ended December 31, 2019, 1,600,000 shares to Nate Knight who was the Chief Financial Officer of the Company until November 2020, 500,000 shares to the office administrator, who is a person affiliated with the Company’s former CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator, all of which were held in escrow as of December 31, 2018 became vested as modified by the Board of Directors for services provided. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

In March 2019, the Company granted Mr. Beplate and Louis Schiliro 33,000,000 and 8,000,000 Restricted Stock Units (RSU’s), respectively, which vest and are issuable upon the achievement of certain conditions described in Note 6. These RSU’s were included as part of the Company’s grant of an aggregate of 50,100,000 RSUs to various officers, directors and consultants which all vest on substantially the same terms. The RSUs granted to Mr. Beplate replaced an executive compensation stock bonus package that was granted to Mr. Beplate in December 2018 which had provided that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurred by December 31, 2019, Mr. Beplate would have been entitled to receive a number of shares equal to 15% post issuance of the then outstanding shares of the Company’s common stock on a fully diluted basis. The December 2018 executive compensation stock bonus package had, in turn, replaced a previously issued 5% stock bonus granted to Mr. Beplate that would have been issuable in the event of a sale of the Company’s assets or change in control or merger transaction, per his services agreement. The 8,000,000 RSU’s granted to Mr. Schiliro replaced 5,000,000 shares of common stock which were previously held in escrow and subsequently cancelled. See “Note 6” regarding the granting of the RSUs.

During the year ended December 31, 2019, the Company issued a total of 1,000,000 shares of common stock to directors and officers of the Company and 50,000 shares of common stock to the office administrator, who is a person affiliated with the Company’s former CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator for services rendered. The shares had a fair market value of $1,063,000.

On July 21, 2020 the Board of Directors approved amendments to the RSU Agreement put in place on March 25, 2019. The approved amendments increased the amount of RSU’s granted to Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to Mr. Heaton from 50,000 to 500,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s CEO from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the office administrator from 250,000 to 500,000.

The July 21 amendment also changed the vesting terms so that 15% of RSUs vested on July 15, 2020, an additional 15% of RSU units upon FDA approval of a PMA Class III awarded to the Company, an additional 20% of RSU units on January 1, 2021 and the balance of all unvested RSU units on the earliest date that (a) the Company achieves $20 million in gross cumulative sales commencing as of January 1, 2020, (b) a Covered Transaction is consummated or (c) a Trigger Event occurs. Each Grantee has the option to delay the Vesting Date of all or part of his RSUs until no later than an event described in (b) or (c) above, by serving written notice to the Company prior to such Vesting Date.

The change in vesting terms resulted in a total of 6,795,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to Mr. Heaton, 75,000 being issued to the office administrator, who is a person affiliated with the Company’s CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the office administrator. The vesting of the 6,845,000 RSU’s resulted in stock-based compensation expense of $4,859,950 which is the fair value of the stock on the vesting date.

The office administrator resigned during the year and forfeited 425,000 of the remaining unvested RSU’s with a value of $70,567.

 In November 2020, the Company granted Mr. Thom 11,500,000 RSU’s which subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

In December 2020, the Company entered into a second restricted stock unit agreement with Mr. Heaton. The second agreement issued an additional 1,000,000 RSU’s, 500,000 of which were granted on the award date and 500,000 of which will be granted on May 15, 2021 provided his professional services agreement is in effect on that date. The RSUs, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2020, the Company issued a total of 125,000 shares of restricted common stock to Mr. Thom, prior to becoming Chief Executive Officer, for services rendered. The shares had a fair market value of $100,625.

Note 4. Convertible Notes

 During the year ended December 31, 2020, certain service providers and a medical advisor converted $205,000 of accrued compensation into convertible notes. The notes are convertible at $0.50 per share at the discretion of the note holders, have a maturity date of March 31, 2021 and have an interest rate of 3%. As of December 31, 2020, the convertible loans have a principal balance of $205,000 and the balance on the loans net of the debt discount is $103,920

During the year ended December 31, 2020, the Company’s legal counsel was assigned $298,778 worth of loans after paying various outstanding balances on behalf of the Company. In addition, the Company’s legal counsel converted $45,000 of accrued fees into a convertible note payable. The note was convertible at $0.50 per share at the discretion of the note holder, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $45,000 which was recorded as a debt discount, to be amortized through its maturity date. The Company’s legal counsel converted all of the convertible loans into 557,056 shares of common stock in accordance with the original conversion features of the notes, therefore no gain or loss on debt settlement was recognized and the total debt discount of $45,000 was recognized into interest expense. As of December 31, 2020, no amounts were owing to the Company’s legal counsel related to these transactions.

Interest expense was $1,537 and $0 during the years ended December 31, 2020 and 2019, respectively, and the entire amount has been accrued.

Note 5. Property and Equipment

As of December 31, 2020 and December 31, 2019, the balance of property and equipment represented consisted of the followings:

	December 31,	December 31,
	2020	2019
Equipment (not placed in service)	$101,350	$-
Accumulated depreciation	-	-
	$101,350	$-

The equipment has not yet been placed in service and therefore depreciation expense for the year ended December 31, 2020 and 2019 was $0 and $0, respectively.

During the year ended December 31, 2020 and 2019, the Company acquired property and equipment of $101,350 and $0, respectively.

Note 6. Issuances of Securities

Share issuances 2019

During 2019, 1,622,199 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $1,055,750: 400,000 shares of common stock were sold to securities counsel for total cash proceeds of $200,000: 350,000 shares of common stock were issued to securities counsel for services rendered with a fair value of $335,500: 1,100,000 shares of common stock were issued to officers and directors of the Company for services rendered with a fair value of $1,063,000: 50,000 shares of common stock to the office administrator, who is a person affiliated with the Company’s CEO, for services rendered with a fair value of $48,500: 425,000 shares of common stock were issued to various consultants and advisors for services rendered with a fair value of $412,250: and 410,000 shares of common stock were issued to the Company’s former CEO for conversion of notes payable totaling $205,000.

During the year ended December 31, 2019, the previously disclosed 2,150,000 shares that were awarded in 2018 (see Note 3 above) and reported as issued and outstanding with no related expense recognized as of December 31, 2018, were modified by the Board of Directors and deemed vested. The modification resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Share issuances 2020

During the year ended December 31, 2020, 2,000,500 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $1,130,696, 50,000 shares of common stock were issued to a former medical advisor for services rendered with a fair value of $47,500, 250,000 shares of common stock were issued to a consultant for services rendered with a fair value of $153,750, 125,000 shares of common stock were issued to Mr. Thom, prior to becoming Chief Executive Officer, for services rendered with a fair value of $100,625, 1,058,634 shares of common stock with a fair value of $866,482 were issued for debt which resulted in a loss on debt settlement of $316,915 and 22,381 shares of common stock were cancelled.

Restricted stock units

On March 25, 2019, the Board approved Restricted Stock Unit Agreements (“RSU Agreements”) with certain of its officers, directors and consultants representing an aggregate of 50,350,000 shares of common stock to be issued and delivered to such persons upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise or (ii) the Company achieving quarterly gross revenue that, when annualized, represents gross annual revenues of at least $20,000,000 by December 31, 2019, or (iii) the commencement of an action or event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or change in the Company’s management.

As discussed in Note 3, the Board of Directors approved amendments to these RSU agreements on March 25, 2019 for certain management and consultants to the Company. The amendments increased the total amount of RSU’s granted from 50,350,000 to 55,350,000. The amendments also changed the vesting conditions which resulted in 7,595,000 of the RSU’s vesting on July 15, 2020 and 50,000 of the RSU’s vesting on July 20, 2020. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $5,392,450 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

In addition, the amendment resulted in 10,060,000 of the RSU’s vesting on January 1, 2021. As mentioned in Note 3, the office administrator subsequently resigned and 425,000 of unvested RSU’s were forfeited which left a total of 9,635,000 of RSU’s vesting on January 1, 2021. The fair value of the 9,635,000 RSU’s on the date of the amendment was $7,071,600. The compensation expense is being amortized on a straight-line basis from the date of the amendment through January 1, 2021 which is the vesting date. Stock-based compensation of $7,028,480 was recognized as expense during the year ended December 31, 2020 leaving total unrecognized compensation cost of $43,120.

As discussed in Note 3, Mr. Thom was granted 11,500,000 RSU’s and Mr. Heaton was granted 500,000 RSU’s. The vesting conditions are contingent upon the achievement of certain Company objectives and milestones which the management is unable to determine when they will be achieved.

Management is unable to determine if and when FDA approval of a PMA Class III will be awarded to the Company or when a change of control will occur, if at all, and as of December 31, 2020, there was a total of $41,895,820 unrecognized compensation cost related to the restricted stock unit awards.

Activity related to our restricted stock units during the year ended December 31, 2019 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2018	-	$-
Units granted	50,350,000	$0.94
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2019	50,350,000	$0.94

Activity related to our restricted stock units during the year ended December 31, 2020 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2019	50,350,000	$0.94
Units granted	62,350,000	$0.80
Units Exercised/Released	(7,595,000)	$0.71
Units Cancelled/Forfeited	(45,775,000)	$0.94
Total awards outstanding at December 31, 2020	59,330,000	$0.82

Note 7. Litigation

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company has denied Plaintiff’s allegations and intends to vigorously defend this lawsuit. The parties have held various depositions and the Company made a motion to dismiss which was denied. The Plaintiff filed a motion to amend his complaint and the Company has submitted opposition papers and we are awaiting an order from the Court.

In March 2021, the Company received payment of $304,273 from Maxim Group LLC, representing the full settlement payment in accordance with a Settlement Agreement in a previously disclosed arbitration between the Company and Maxim that was settled in December 2019.

Philip Forman, who served in positions as Chairman, a director, Chief Executive Officer and Chief Medical Advisor at various time between 2011 and October 2015, filed a lawsuit against the Company and our Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant has claimed, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. Discovery is now taking place.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products that FSR sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against United Health Products, and Douglas Beplate alleging among other things that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprive JEC as Liquidator of LeadDog of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to LeadDog Capital L.P. Intervenor as Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the 3,050,000 shares are free trading; that Third-Party Plaintiff’s rights to 2.5 million of the Shares are superior to the claims of Plaintiff FSR; that Plaintiff FSR has no claim to 2.5 million of the 3,050,000 Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Korsair Shares where the ownership of the aforementioned shares have been in dispute and the Korsair shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. The Court granted the motion for a default by FSR, Inc against Korsair Holdings, AG., but denied any claim for relief against UHP. The Court ruled that the SEC must review the claim before the matter can proceed in Court.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the above legal proceedings.

 In 2020 the Company commenced the following legal proceeding:

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the Texas District Court for the 215th Judicial District of Harris County against defendants Patterson Companies Inc., Patterson Management, L.P., Patterson Veterinary, Inc. and Patterson Logistics Services, Inc., and Animal Health International, Inc. On March 5, 2020, the defendants removed the case to U.S. District Court for Southern District of Texas. The defendants filed their answer in federal court on March 12, 2020. The original August 25, 2020 pretrial deadlines were extended and we expect the case to be trial ready by the end of 2021.

The defendants filed a Motion for Summary Judgment which was denied by the court on March 11, 2021.

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company has denied the allegations. The parties are conducting discovery.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2020 and 2019.The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2020 or 2019.

The Company’s federal income tax returns for the years ended December 31, 2017 through December 31, 2020 remain subject to examination by the Internal Revenue Service as of December 31, 2020.

During 2020 and 2019, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019

	2020	2019
Deferred tax assets:
Net operating loss carryover	$3,735,500	$3,282,100
Accrued related party payroll	(6,200)	21,700
Valuation allowance	(3,729,300)	(3,303,800)
Net deferred tax asset	$-	$-

	2020	2019
Book income	$(3,299,400)	$(1,386,500)
Related party accrued payroll	(6,200)	15,500
(Gain) Loss on debt settlement	66,500	-
Stock based compensation	2,671,800	814,900
Interest amortization	112,500	106,700
Inventory write-off	1,500	-
Valuation allowance	453,300	449,400
Income tax expense	$-	$-

As of December 31, 2020 and 2019, the Company has taxable net loss carryovers of approximately $17.8 and $15.6 million, respectively, that may be offset against future taxable income for the years 2021 through 2040.

Note 9. Subsequent Events

The Company has evaluated events from December 31, 2020, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

The Board of Directors approved the second amendment to the Restricted Stock Unit Agreement between the Company and its former Chief Executive Officer and current Chairman of the Board, Douglas Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining Restricted Stock Units (“RSUs”) in a total of 28,730,000 restricted shares. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company agreed to issue to Mr. Beplate an additional 2,000,000 restricted shares of common stock.

The Company issued to various officers/director and other persons providing services to the Company, a total of 3,200,000 shares of common stock, in settlement of the scheduled vesting of RSU’s that were originally issued in March 2019 and vested on January 1, 2021. Of the 3,200,000 shares of common stock, 2,000,000 shares were issued to Louis Schiliro, Chief Operating Officer/director, and 100,000 shares were issued to Kristofer Heaton, our Principal Financial Officer.

The Company’s legal counsel was assigned a total amount of $175,000 which were all convertible notes – related party. The convertible note was convertible at $0.50 per share and the Company’s legal counsel converted the $175,000 into 350,000 shares of common stock.

Mr. Schiliro, the Chief Operating Officer, advanced the Company $20,000 to pay for operating expenses. The advance is due on demand and non-interest bearing.

The Company issued a total of $115,000 in convertible notes to two unaffiliated individuals. The notes are convertible at $0.85 per share have a maturity date of June 30, 2021 and has an interest rate of 3%. One note in the amount of $85,000 was converted into 100,000 shares of common stock.

One holder of a convertible note with a balance of $101,161, which included principal and accrued interest, converted the entire amount into 202,322 shares of common stock.

The Company issued 100,000 shares of common stock for settlement of a business consulting agreement. The shares had a fair market value of $111,000.

The Company cancelled 117,647 shares of common stock.

The Company issued 78,500 shares of common stock to Nate Knight, the former Chief Financial Officer, for amounts owed related to accrued compensation and reimbursable expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As of December 31, 2020, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

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

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the filing date of this Form 10-K are as follows:

Name	Age	Position with Company
Douglas K. Beplate	65	Chairman of the Board and Director
Brian Thom	55	Chief Executive Officer and Director
Louis Schiliro	50	Chief Operating Officer, Secretary, Treasurer and Director
Kristofer Heaton	42	Vice President of Finance and Principal Financial Officer
Robert Denser	49	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are appointed annually and serve at the discretion of the Board.

Douglas K. Beplate has been Chairman of the Board since 2015 and was our Chief Executive Officer from November 2014 through November 2020. He has also been a Director since November 2014. Mr. Beplate has been working on the development and marketing of Hemostyp gauze since 2010. From 1996 to 2007, Mr. Beplate was founder and President of Emergency Filtration Products, Inc. (EFP) where his responsibilities included product design, research and development, patent work and production. During his time at EFP, Mr. Beplate was awarded a grant through California State University San Bernardino for development of nanotechnology for the U.S. government and military sector. Prior to his position at EFP he was a consultant to various medical products firms from where he was involved in research and development, and product design.

Brian Thom was appointed as Chief Executive Officer effective December 1, 2020 and joined our Board as a Director on January 1, 2021. Mr. Thom has served as a consultant to the Company since April 2020 overseeing finance and business development activities and has served as external financial advisor to the Company since 2018. He brings over 20 years of corporate finance experience and a successful track record of helping fast growing companies across a broad range of industries to raise capital and create shareholder value. Over the course of his career he spent a decade with JPMorgan’s global Mergers and Acquisitions group and five years leading the Americas Corporate Finance group with Société Générale, a multi-national European investment bank, among other entrepreneurial pursuits.

Louis Schiliro has served as our Chief Operating Officer since August 2018 and was appointed to the Board as a Director effective December 1 2020, Mr. Schiliro has been responsible for all day-to-day operations for manufacturing, packaging and marketing of Hemostyp gauze for the Company. He has acted as the coordinator and liaison for all Federal regulatory interactions including with the FDA through our Class III PMA application process. Previously, Mr. Schiliro served as Chief Operating Officer of Hemo Manufacturing from January 2014 through December 2016, where he was responsible for all day-to-day operations for manufacturing, packaging and marketing of Hemostyp Gauze as a contract vendor to the Company. He was integral in developing new SKUs and packaging setups. From January 2012 through January 2014, Mr. Schiliro was a Partner at ETL Response Inc. (“ETL”). ETL works in the medical device and homeland security fields and is dedicated to specific projects by offering clients a full cycle solution. From 1997 through January 2012, Mr. Schiliro served as Chief Operating Officer and Chief Financial Officer of Global Protection USA and Global Medical. Global Protection was a market leader in distributing protective equipment to America’s first responders. Global Medical was a distributor of medical supplies and products to surgical centers in New Jersey.

Kristofer Heaton was brought on as the Vice President of Finance and Principal Financial Officer during 2020. Mr. Heaton is a CPA designation and began his career in commercial banking with a bank in Salt Lake City in 2004. In 2006, he moved to public accounting and gained experience in various industries while working for various firms. Mr. Heaton founded his own accounting firm in 2015 which specializes in audits of public companies and has provided non-audit accounting and administrative services to the Company since 2017.

Robert J. Denser has served as a Director of the Company since November 2014. Over the past 10 years his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfillment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. For the past five years Mr. Denser has been a member of ETL Response, LLC and has been in the role of Director of Sales and Finance. In this role he coordinates all ETL projects as needed. ETL Response. Mr. Denser’s background experience also includes direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster.

Directors’ and Officers’ Liability Insurance

We are currently seeking to obtain directors’ and officers’ liability insurance against any liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also would insure us against losses which we may incur in indemnifying our officers and directors. In addition, we may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

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

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the medical device and health care industries.

In evaluating Director candidates, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

•	Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

•

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

•	Risks and exposures relating to corporate governance; and management and director succession planning.

•	Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

In accordance with the Company’s By-Laws, the Chairman of the Board presides at all meetings of the Board. Mr. Beplate currently holds the position of Chairman of the Board and Mr. Thom holds the position of Chief Executive Officer. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

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

Committees

As of the filing date of this Form 10-K, the Board of Directors has no committees. Mr. Beplate and Mr. Denser may be deemed an independent directors of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Denser is not deemed to be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to United Health Products, Inc. Board of Directors, c/o our securities counsel, Ruskin Moscou Faltischek, PC, East Tower 15th Floor, 1425 RXR Plaza, Uniondale, New York 11556. Our securities counsel will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening or illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate. The Chairman of the Board has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

Medical Advisory Board

As the Company continues to pursue its FDA application to have HemoStyp approved for Class III surgical uses in the United States and abroad, it has formed a Medical Advisory Board which consists of the following persons as of the date of this filing:

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

David Ramey, DVM brings thirty-five years of clinical experience as a full-time veterinarian, specializing in the care of performance and pleasure horses. He has written and published thirteen books, five book chapters, and over seventy papers in professional journals. Dr. Ramey is a frequent speaker on various veterinary topics at universities, conventions, and continuing education seminars around the United States, as well as Canada, Australia, and the UK.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2020 and 2019 by (1) each person who served as the principal executive officer of the Company during fiscal year 2020; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2020 with compensation during fiscal year ended 2020 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2020.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1) (4)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate	2020	$220,000	$-0-	$3,599,700	$-0-	$-0-	$-0-	$-0-	$3,819,700
Former Chief Executive Officer	2019	$240,000	$-0-	$388,000	$-0-	$-0-	$-0-	$-0-	$628,000

Brian Thom Chief Executive Officer since November 2020	2020	$105,000	$-0-	$100,625	$-0-	$-0-	$-0-	$-0-	$205,625

Nate Knight	2020	$55,000	$-0-	$0	$-0-	$-0-	$-0-	$-0-	$55,000
Former Chief Financial Officer	2019	$60,000	$-0-	$1,696,000	$-0-	$-0-	$-0-	$-0-	$1,756,000

Kristofer Heaton Principal Financial Officer since December 2020	2020	$3,750	$-0-	$53,250	$-0-	$-0-	$-0-	$-0-	$57,000

Louis Schiliro	2020	$180,000	$-0-	$1,065,000	$-0-	$-0-	$-0-	$-0-	$1,245,000
Chief Operating Officer	2019	$181,500	$-0-	$194,000	$-0-	$-0-	$-0-	$-0-	$375,500

_____________

(1)

FASB ASC Topic 718 requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description FASB ASC Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

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

(4)

 The Company issued RSU’s which vest according to certain performance conditions as discussed in the financial statements. The grant date fair value of the RSU’s granted assuming all performance conditions are met would be $23,998,000 for Doug Beplate; $13,570,000 for Brian Thom; $7,100,000 for Lou Schiliro and $955,000 for Kristofer Heaton.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout, other than as described below.

Stock Awards – Restricted Stock Units

In March 2019, restricted stock unit awards were granted to Douglas Beplate (33,000,000 shares), Louis Schiliro (8,000,000 shares), four non-affiliated persons (8,550,000 shares), Wendy Harper, our office administrator shares (250,000 shares), our Technical Product Supervisor and our Internet Commerce Supervisor. The latter two supervisors are Ms. Harper’s children who received restricted stock units for an aggregate of 300,000 shares. These restricted stock unit awards vest upon the earlier of (i) a change in control of the Company by a cash tender offer, merger, acquisition or otherwise, or (ii) the Company achieving $20,000,000 in gross revenues on a go forward basis, or (iii) the commencement of an event by a third party without the Board’s approval to effect, or seek to effect, a change in control of the Company or the Company’s management in accordance with the terms of the restricted stock unit awards. This compensation arrangement was also in lieu of Mr. Beplate’s bonus arrangement described herein and in replacement of our obligation to issue 5 million shares to Mr. Schiliro pursuant to his Services Agreement.

On July 21, 2020 the Board of Directors approved amendments to the March 2019 RSU Agreement mentioned above. The approved amendments increased the amount of RSU’s granted to Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to Mr. Heaton from 50,000 to 500,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s CEO from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the office administrator from 250,000 to 500,000.

The July 21 amendment also changed the vesting terms so that 15% of RSUs vested on July 15, 2020, an additional 15% of RSU units upon FDA approval of a PMA Class III awarded to the Company, an additional 20% of RSU units on January 1, 2021 and the balance of all unvested RSU units on the earliest date that (a) the Company achieves $20 million in gross cumulative sales commencing as of January 1, 2020, (b) a Covered Transaction is consummated or (c) a Trigger Event occurs. Each Grantee has the option to delay the Vesting Date of all or part of his RSUs until no later than an event described in (b) or (c) above, by serving written notice to the Company prior to such Vesting Date.

The change in vesting terms resulted in a total of 6,795,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to Mr. Heaton, 75,000 being issued to the office administrator, who is a person affiliated with the Company’s CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the office administrator.

 In November 2020, the Company granted Mr. Thom 11,500,000 restricted stock units which, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

In December 2020, the Company entered into a second restricted stock unit agreement with Mr. Heaton. The second agreement issued an additional 1,000,000 RSU’s, 500,000 of which were granted on the award date and 500,000 of which will be granted on May 15, 2021 provided his professional services agreement is in effect on that date. The RSUs, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

Compensation Agreements

Messers Thom, Schiliro and Heaton are being compensated at the monthly rate of $15,000, $15,000 and $7,500, respectively, pursuant to services agreements entered with each of them.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Doug Beplate,	—	—	$—	—	28,730,000	$0.71
Former CEO

Brian Thom,	—	—	$—	—	11,500,000	$1.18
CEO

Lou Schiliro,	—	—	$—	—	8,500,000	$0.71
COO

Kristofer Heaton,	—	—	$—	—
Principal Financial Officer					425,000	$0.71
					500,000	$1.20

_____________

(1)	Market value is based on the stock price on the day the Restricted Stock Unit agreement or amendment was entered into.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors not named as an executive officer in this Item 11 above for services rendered to us during the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Total
Robert Denser	$—	$—	$—	$—

 Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the future as part of the process to achieve a full exchange listing. No cash fees have been paid to board members for serving on the board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 12, 2021, the Company had 224,117,912 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock are listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1) Officers and Directors:	Number of Common Shares	Percentage
Douglas K. Beplate (2)	35,305,142	15.8%
Brian Thom	125,000	*
Robert Denser	1,550,000	*
Kristofer Heaton	405,000	*
Louis Schiliro	3,330,000	1.5
All directors and officers as a group (four persons)	40,715,142	18.2%

___________

*	Represents less than 1%
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

(2)	Excludes 137,307 shares owned by his spouse.

Stock Bonuses

In November 2019 a total of 1,325,000 shares were issued to certain employees under the 2019 Plan (as described below). Of these, 400,000 were issued to Mr. Beplate, 200,000 were issued to Mr. Schiliro, 100,000 were issued to Mr. Knight and 100,000 were issued to Robert Denser, and Independent Director of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

                On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) which had 15,000,000 shares that may be issued under said Plan. The 2013 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under the 2013 Plan to Douglas Beplate pursuant to his consulting agreement then in effect. No other shares or options have been granted under the 2013 Plan. There are currently 9,000,000 of shares available for issuance under this 2013 Plan.

On October 30, 2019, the Board of Directors approved the 2019 Employee Benefit and Consulting Services Compensation Plan (the “2019 Plan”) which has 2,000,000 shares that may be issued under said Plan. The 2019 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options or incentive stock options on terms established by the Board of Directors or committee thereof. The Plan has not been approved by the Company’s stockholders. The Company approved the issuance of 1,525,000 shares in November 2019 to certain consultants, Officers and Directors. The Company has not issued any options under this 2019 Plan.

Separate from the 2013 Plan and 2019 Plan, the Board of Directors has approved individual Restricted Stock Unit Agreements with certain consultants, Officers and Directors which represented an aggregate of 49,550,000 and 15,250,000 in 2019 and 2020, respectively, which upon vesting will result in the issuance of common shares. These include RSUs issued to Officers and Directors as follows:

In March 2019, Mr. Beplate was granted 33,000,000 RSUs, Mr. Schiliro was granted 8,000,000 RSUs and Mr. Heaton was granted 50,000 RSUs. In July 2020, Mr. Beplate was granted an additional 800,000 RSUs, Mr. Schiliro was granted an additional 2,000,000 RSUs, Mr. Heaton was granted an additional 950,000 RSUs. In December 2020, Mr. Thom was granted 11,500,000 RSUs.

In July 2020, 15% of the RSU’s vested with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro and 75,000 being issued to Mr. Heaton,

On January 1, 2021, 20% of the RSU’s granted to Mr. Beplate which totaled 6,760,000 vested, 20% of the RSU’s granted to Mr. Schiliro which totaled 2,000,000 vested and 20% of the RSU’s granted to Mr. Heaton which totaled 100,000 vested.

In January 2021, the Board of Directors approved the second amendment to the Restricted Stock Unit Agreement between the Company and its former Chief Executive Officer and current Chairman of the Board, Douglas Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining Restricted Stock Units (“RSUs”) in a total of 28,730,000 restricted shares. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company agreed to issue to Mr. Beplate an additional 2,000,000 million restricted shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party convertible notes payables

As of December 31, 2020 and 2019, convertible notes payable – related parties totaled $456,032 and $365,785, respectively. The amount of $365,785 payable as of December 31, 2019 was owed to Mr. Beplate, and was convertible at $0.65 per share, at the sole discretion of Mr. Beplate.

                During the year ended December 31, 2019, Mr. Beplate advanced the Company a total of $657,500 and the Company made repayments to Mr. Beplate totaling $161,135. These loans were for operating expenses of the Company, are due on demand and have no interest rate.

On April 22, 2019, the Company agreed to allow Mr. Beplate to convert all previous outstanding cash loans made to the Company into Company common stock. For any outstanding loans made on or before April 15, 2019, the loans are convertible at $0.50 per share and for all loans subsequent to April 15, 2019, the amounts are convertible at $0.65 per share, in each case at the sole discretion of Mr. Beplate. The Company’s stock price on April 22, 2019 was $0.90 which resulted in a beneficial conversion feature of $193,137 which was recorded to interest expense.

During the year ended December 31, 2019, Mr. Beplate converted $205,000 of notes payable at a conversion price of $0.50 into 410,000 shares of common stock.

From the April 15, 2019 through December 31, 2019, Mr. Beplate loaned the Company $490,500 which was convertible at $0.65 as mentioned above. These loans resulted in a beneficial conversion feature of $315,046 which was recorded to interest expense upon issuance during the year ended December 31, 2019. The outstanding balance of these convertible notes payable – related party was $365,785 as of December 31, 2019 and the remaining unamortized debt discount was $0.

During the year ended December 31, 2020, Mr. Beplate loaned the Company $251,730 which was convertible at $0.65. These loans resulted in a beneficial conversion feature of $83,156 which was recorded to interest expense – related party upon issuance. The Company made repayments to Mr. Beplate totaling $505,765, $87,750 was assigned to the Company’s legal counsel and $24,000 was forgiven during the year ended December 31, 2020, leaving a balance of $0 owed to Mr. Beplate as of December 31, 2020. These loans were for operating expenses of the Company, due on demand and had no interest rate.

During the year ended December 31, 2020, Brian Thom, the Chief Executive Officer loaned the Company $450,000 and also converted $105,000 of accrued compensation into a convertible note. The note and loans are convertible at $0.50 per share at the discretion of the Mr. Thom, have a maturity date of March 31, 2021 and have an interest rate of 3%. The loans resulted in a beneficial conversion feature totaling $338,105 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates and $138,792 was amortized to interest expense – related party during the year ended December 31, 2020. As of December 31, 2020 the total outstanding balance of the note and loans is $555,000 and the remaining unamortized debt discount is $199,313.

During the year ended December 31, 2020, Louis Schiliro, the Chief Operating Officer loaned the Company $130,000 and also converted $150,000 of accrued compensation into a convertible note. The note and loans are convertible at $0.50 per share at the discretion of Mr. Schiliro, has a maturity date of March 31, 2021 and have an interest rate of 3%. During the year ended December 31, 2020, $110,000 of the convertible note payable along with $1,028 of accrued interest was assigned to the Company’s legal counsel leaving a total outstanding balance of the note and loans of $170,000. The loans and note resulted in a beneficial conversion feature totaling $174,985 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates and $105,331 was amortized to interest expense – related party during the year ended December 31, 2020. The remaining unamortized debt discount is $69,654.

During the year ended December 31, 2020, Kristofer Heaton, the Vice President of Finance, converted $3,750 of accrued compensation into a convertible loan. The loan is convertible at $0.50 per share at the discretion of Mr. Heaton, has a maturity date of March 31, 2021 and has an interest rate of 3%. This note resulted in a beneficial conversion feature totaling $3,750 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and $0 was amortized to interest expense – related party during the year ended December 31, 2020. The remaining unamortized debt discount is $3,750.

 Interest expense on the above convertible notes was $8,925 along with $327,278 of debt discount amortization for total interest expense – related party of $336,203 during the year ended December 31, 2020. Interest expense – related party was $0 during the year ended December 31, 2019. Total accrued interest – related party was $7,258 and $0 as of December 31, 2020 and 2019, respectively.

Accrued liabilities

As of December 31, 2020 and 2019, $0 and $77,130 was owed to Mr. Beplate, respectively, for accrued compensation. During the year ended December 31, 2020, $188,375 was paid to Mr. Beplate, $100,000 of accrued compensation was converted to a convertible note payable and then assigned to the Company’s legal counsel and $8,395 of accrued compensation was forgiven. The note was convertible at $0.50 per share at the discretion of the note holder, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $100,000 which was recognized into interest expense.

As of December 31, 2020 and 2019, $66,600 and $24,100 was owed to Nate Knight, the former Chief Financial Officer, for accrued compensation, respectively. During the year ended December 31, 2020 $42,500 of compensation was accrued and $12,500 was paid. As of December 31, 2020 and 2019, Mr. Knight was also owed $7,456 for reimbursable expenses.

As of December 31, 2020 and 2019, $0 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation, respectively. During the year ended December 31, 2020, $105,000 of compensation was converted into a convertible loan as mentioned above.

As of December 31, 2020 and 2019, $0 and $0 was owed to Louis Schiliro, the Chief Operating Officer, for accrued compensation, respectively. During the year ended December 31, 2020, $150,000 of compensation was converted into a convertible loan as mentioned above and $30,000 was paid. As of December 31, 2020 and 2019, Mr. Schiliro was also owed $59,467 and $0 for reimbursable expenses, respectively.

 As of December 31, 2020 and 2019, $0 and $0 was owed to Kristofer Heaton, the Vice President of Finance, for accrued compensation, respectively. During the year ended December 31, 2020, $3,750 of compensation was converted into a convertible loan as mentioned above. As of December 31, 2020 and 2019, Mr. Heaton was also owed $52,625 and $0 for prior services provided to the Company, respectively.

As of December 31, 2020 and 2019, $0 and $10,330 was owed for reimbursable expenses, respectively. to the office administrator, who is a person affiliated with the Company’s former CEO, for compensation, respectively.

Equity transactions

During the year ended December 31, 2019, 1,600,000 shares were issued to Nate Knight who is the former Chief Financial Officer of the Company until November 2020, 500,000 shares to the office administrator, who is a person affiliated with the Company’s former CEO and 50,000 shares to a Technical Product Supervisor, who is the son of the office administrator, all of which were held in escrow as of December 31, 2018 became vested as modified by the Board of Directors for services provided. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $2,021,000 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

In March 2019, the Company granted Mr. Beplate and Louis Schiliro 33,000,000 and 8,000,000 Restricted Stock Units (RSU’s), respectively, which vest and are issuable upon the achievement of certain conditions described in Item 11 Executive Compensation -- Stock Awards under the heading Restricted Stock Units. These RSU’s were included as part of the Company’s grant of an aggregate of 50,100,000 RSUs to various officers, directors and consultants which all vest on substantially the same terms. The RSUs granted to Mr. Beplate replaced an executive compensation stock bonus package that was granted to Mr. Beplate in December 2018 which had provided that upon the sale of all or substantially all of the assets of the Company or other change in control or merger transaction in which the Company is involved, or in the event that no such transaction occurred by December 31, 2019, Mr. Beplate would have been entitled to receive a number of shares equal to 15% post issuance of the then outstanding shares of the Company’s common stock on a fully diluted basis. The December 2018 executive compensation stock bonus package had, in turn, replaced a previously issued 5% stock bonus granted to Mr. Beplate that would have been issuable in the event of a sale of the Company’s assets or change in control or merger transaction, per his services agreement. The 8,000,000 RSU’s granted to Mr. Schiliro replaced 5,000,000 shares of common stock which were previously held in escrow and subsequently cancelled. See “Note 6” regarding the granting of the RSUs.

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

On July 21, 2020 the Board of Directors approved amendments to the RSU Agreement put in place on March 25, 2019. The approved amendments increased the amount of RSU’s granted to Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to Mr. Heaton from 50,000 to 500,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s CEO from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the office administrator from 250,000 to 500,000.

The office administrator resigned during the year and forfeited 425,000 of the remaining unvested RSU’s with a value of $70,567.

The July 21 amendment also changed the vesting terms so that 15% of RSUs vested on July 15, 2020, an additional 15% of RSU units upon FDA approval of a PMA Class III awarded to the Company, an additional 20% of RSU units on January 1, 2021 and the balance of all unvested RSU units on the earliest date that (a) the Company achieves $20 million in gross cumulative sales commencing as of January 1, 2020, (b) a Covered Transaction is consummated or (c) a Trigger Event occurs. Each Grantee has the option to delay the Vesting Date of all or part of his RSUs until no later than an event described in (b) or (c) above, by serving written notice to the Company prior to such Vesting Date.

The change in vesting terms resulted in a total of 6,795,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to Mr. Heaton, 75,000 being issued to the office administrator, who is a person affiliated with the Company’s CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the office administrator. The vesting of the 6,845,000 RSU’s resulted in stock-based compensation expense of $4,859,950 which is the fair value of the stock on the vesting date.

In November 2020, the Company granted Mr. Thom 11,500,000 RSU’s which, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

In December 2020, the Company entered into a second restricted stock unit agreement with Mr. Heaton. The second agreement issued an additional 1,000,000 RSU’s, 500,000 of which were granted on the award date and 500,000 of which will be granted on May 15, 2021 provided his professional services agreement is in effect on that date. The RSUs, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2020, the Company issued a total of 125,000 shares of common stock to Mr. Thom, Chief Executive Officer, for services rendered.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haynie & Company were our independent registered accountants during 2019 until their resignation on December 17, 2019. The following table includes fees billed by them for 2019 in the amount of $50,000. All other fees are from MAC Accounting Group, LLP.

	2020	2019

Audit fees	$50,000	$84,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

_________

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings conducted during such periods.

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

(3)	Exhibits

(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement – Louis Schiliro (7)

10.5	Restricted Stock Unit Agreement – Doug Beplate (7)

10.6	Services Agreement with Brian Thom (8)

10.7	Restricted Stock Unit Agreement - Brian Thom (8)

10.8	Services Agreement with Kristofer Heaton (9)

10.9	Restricted Stock Unit Agreement - Kristofer Heaton (9)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (10)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(8)	Incorporated by reference to the Form 8-K dated December 2, 2020

(9)	Incorporated by reference to the Form 8-K dated January 11, 2021

(10)	Incorporated by reference to Form S-8 dated October 31, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: March 30, 2021	By:	/s/ Brian Thom
Brian Thom
Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate	Chairman of the Board	March 30, 2021
Douglas Beplate

By:	/s/ Brian Thom	Chief Executive Officer, Principal	March 30, 2021
	Brian Thom	Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	March 30, 2021
Kristofer Heaton

By:	/s/ Louis Schiliro	Director	March 30, 2021
Louis Schiliro

By:	/s/ Robert Denser	Director	March 30, 2021
Robert Denser

