Form 10-Q
period 2021-03-31
United Health Products, Inc.
filed 2021-05-12
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares issued and outstanding of the Registrant's Common Stock, as of May 5, 2021 was 226,297,528

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$170,588	$46,076
Inventory	69,649	69,674
Subscription receivable	50,000	-
Prepaid and other current assets	5,000	-
Total current assets	295,237	115,570

Property and equipment	101,350	101,350

TOTAL ASSETS	$396,587	$217,170

Current Liabilities
Accounts payable and accrued expenses	$276,878	$416,759
Accrued liabilities - related parties	52,625	193,651
Convertible notes payable, net of debt discount	25,811	103,920
Convertible notes payable – related party, net of debt discount	-	456,032
Total current liabilities	355,314	1,170,362

TOTAL LIABILITIES	355,314	1,170,362

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series A Convertible Preferred Stock - $.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $.001 par value, 300,000,000 shares Authorized, 225,972,528 and 189,357,090 shares issued at March 31, 2021 and December 31, 2020	225,973	189,357
Additional Paid-In Capital	68,701,697	40,696,640
Accumulated Deficit	(68,886,397)	(41,839,259)
Total Stockholders' Equity (Deficit)	41,273	(953,262)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$396,587	$217,100

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues	$59	$291

Cost of goods sold	25	105

Gross profit	34	186

Operating Costs and Expenses
Selling, general and administrative expenses	26,647,045	612,205
Research and development	58,180	11,787
Total Operating Expenses	26,705,225	623,992

Income/(Loss) from Operations	(26,705,191)	(623,806)

Other income (expense)
Interest expense	(221,226)	(2,015)
Interest expense – related party	(389,804)	-
Loss on settlement of debt	(35,190)	-
Other income	304,273	-

Total other income (expense)	(341,947)	(2,015)

Net Income/(Loss)	$(27,047,138)	$(625,821)

Net Loss per common share:
Basic and diluted	$(0.12)	$(0.00)

Weighted average number of shares outstanding	222,059,641	179,071,435

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three Months Ended March 31, 2021 and March 31, 2020

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	2,015	-	2,015

Issuance of common stock for services	50,000	50	47,450	-	47,500

Sale of common stock	1,417,500	1,417	825,279	-	826,696

Cancellation of common stock	(22,381)	(22)	22	-	-

Net Loss	-	-	-	(625,821)	(625,821)

Balance at March 31, 2020	179,745,456	$179,745	$25,920,520	$(26,753,680)	$(653,415)

Balance at December 31, 2020	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services	100,000	100	110,900	-	111,000

Sale of common stock	125,000	125	99,875	-	100,000

Cancellation of common stock	(117,647)	(117)	117	-	-

Stock-based compensation	33,930,000	33,930	26,136,491	-	26,170,421

Common stock issued to settle accrued liabilities – related party	152,835	153	161,811	-	161,964

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued for conversion of convertible notes payable and accrued interest	1,047,139	1,047	559,024	-	560,071

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-	-	(27,047,138)	(27,047,138)

Balance at March 31, 2021	225,972,528	$225,973	$68,701,697	$(68,886,397)	$41,273

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net (Loss)	$(27,047,138)	$(625,821)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock-based compensation	26,281,421	47,500
Amortization of debt discount	604,521	2,015
Loss on settlement of debt	35,190	-
Changes in assets and liabilities:
Inventory	25	105
Prepaid and other current assets	(5,000)	(44,800)
Subscription Receivable	(50,000)	-
Accounts payable and accrued expenses	(46,312)	25,839
Accrued liabilities – related party	116,805	91,678
Net Cash Used In Operating Activities	(110,488)	(503,484)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party	20,000	10,400
Repayments to related party	-	(339,250)
Proceeds from sale of common stock	100,000	826,696
Proceeds from convertible notes payable	115,000	-
Cash flow provided by financing activities	235,000	497,846
Increase (Decrease) in Cash and Cash Equivalents	124,512	(5,638)
Cash and Cash Equivalents – Beginning of period	46,076	16,624

CASH AND CASH EQUIVALENTS – END OF PERIOD	$170,588	$10,986

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$117	$22
Conversion of convertible notes payable and accrued interest – related party to convertible notes payable and accrued interest	$176,502	$-
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$676,555	$-
Common stock issued for conversion of convertible notes payable and accrued interest	$560,071	$-
Conversion of accounts payable to convertible notes payable	$90,000	$-
Common stock issued to settle related party advances	$26,750	$-
Common stock issued to settle accrued liabilities – related party	$161,964	$-
Conversion of accrued liabilities – related party to convertible notes payable – related party	$112,500	$-
Debt discount related to beneficial conversion feature	$234,912	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III surgical market.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) as a pandemic. As a result, economic uncertainties have arisen which have the potential to negatively impact the Company’s ability to raise funding and to pursue is business objectives. Other factors that carry financial implications for the Company could occur although the potential impacts are unknown at this time.

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

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer. The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer. No discounts are currently offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

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

There were no provisions for doubtful accounts recorded at March 31, 2021 and December 31, 2020. The Company recorded $0 and $0 in bad debt expense for the three month periods ended March 31, 2021 and 2020, respectively.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	March 31, 2021	December 31, 2020
Raw materials	$50,654	$50,654
Finished goods	18,995	19,020
	$69,649	$69,674

During the three months ended March 31, 2021 and 2020, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three months ended March 31, 2021 and 2020 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2021 included 27,400,000 of restricted stock units and 35,294 shares for convertible notes payable. The total potential common shares as of March 31, 2020 includes 50,100,000 of restricted stock units, and 198,648 shares for convertible loans payable - related party.

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

Note 3. Related Party Transactions

Related party convertible notes payable

As of March 31, 2021 and December 31, 2020, convertible notes payable – related party totaled $0 and $456,032, respectively.

As of December 31, 2020, Brian Thom, the Chief Executive Officer, had a convertible note payable – related party balance of $555,000 and unamortized debt discount of $199,314 for a net balance of $355,686.

During the three months ended March 31, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was being amortized through the maturity dates and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party during the three months ended March 31, 2021, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $600,000 along with accrued interest of $10,135 was converted into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of March 31, 2021.

As of December 31, 2020, Louis Schiliro, the Chief Operating Officer, had a convertible note payable – related party balance of $170,000 and unamortized debt discount of $69,654 for a net balance of $100,346.

During the three months ended March 31, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was being amortized through the maturity dates and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the three months ended March 31, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during the current period. The remaining unamortized debt discount is $0.

During the three months ended March 31 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of March 31, 2021.

As of December 31, 2020, Kristofer Heaton, the Vice President of Finance, had a convertible note payable – related party balance of $3,750 and unamortized debt discount of $3,750 for net balance of $3,750.

During the three months ended March 31, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and a total of $26,250 for all of Mr. Heaton’s notes was amortized to interest expense – related party during the three months ended March 31, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of March 31, 2021.

Advances from related parties

During the three months ended March 31, 2021, Mr. Schiliro advanced the Company $20,000 to pay for operating expenses. The advance was due on demand and non-interest bearing.

During the three months ended March 31, 2021, the Company issued 25,000 shares of common stock to settle the outstanding balance of $20,000. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

Accrued liabilities

As of March 31, 2021 and December 31, 2020, $0 and $74,056 was owed to Nate Knight, who was the Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses, respectively. During the three months ended March 31, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company record a loss on debt settlement of $8,368.

As of March 31, 2021 and December 31, 2020, $0 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation, respectively. During the year three months ended March 31, 2021, $45,000 of compensation was converted into a convertible note as mentioned above.

As of March 31, 2021 and December 31, 2020, $0 and $59,467 was owed to Louis Schiliro, the Chief Operating Officer, for reimbursable expenses, respectively. During the three months ended March 31, 2021, $45,000 of compensation was converted into a convertible note as described above. During the three months ended March 31, 2021, the Company issued 74,335 shares of common stock to settle the total balance owed of $59,467. The shares of common stock had a fair market value of $79,538 and the Company recorded a loss on debt settlement of $20,071.

As of March 31, 2021 and December 31, 2020, $0 and $0 was owed to Kristofer Heaton, the Vice President of Finance, for accrued compensation, respectively. During the three months ended March 31, 2021, $22,500 of compensation was converted into a convertible note as described above. As of March 31, 2021 and December 31, 2020, Mr. Heaton was owed $52,625 and $52,625 for prior services provided to the Company, respectively.

Equity transactions

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Douglas Beplate, Chairman of the Board, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

On January 6, 2021, the Board of Directors approved the second amendment to the RSU Agreement between the Company and Mr. Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSUs by issuing 21,970,000 shares of common stock. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company issued to Mr. Beplate an additional 2,000,000 shares of common stock. The Company recorded $26,127,300 of stock-based compensation expense during the three months ended March 31, 2021 related to the accelerated vesting of these RSU’s and issuance of common stock.

 Note 4. Subscription Receivable

The Company had a balance of $50,000 and $0 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company sold 125,000 shares of common stock for $100,000. The Company received $50,000 during the three months ended March 31, 2021 and the remaining $50,000 was received in April 2021.

Note 5. Convertible Notes

 As of December 31, 2020, certain service providers and a medical advisor had convertible notes payable balances totaling $205,000 and unamortized debt discount of $101,080 for a net balance of $103,920.

During the three months ended March 31, 2021, the service providers and medical advisor converted $90,000 of accrued compensation into convertible notes. The notes were convertible at $0.50 per share at the discretion of the note holders, have a maturity date of March 31, 2021 and have an interest rate of 3%. These notes resulted in a beneficial conversion feature of $90,000 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and a total of $191,080 was amortized to interest expense during the three months ended March 31, 2021, which included the unamortized debt discount of $101,080 as of December 31, 2020 and the $90,000 recorded during the period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $295,000 along with accrued interest of $3,595 was converted into 597,139 shares of common stock leaving $0 owed to the service providers and medical advisor as of March 31, 2021.

During the three months ended March 31, 2021, one of the Company’s legal counsel was assigned $175,000 worth of convertible notes payable and $1,502 of accrued interest after paying outstanding balances owed to Mr. Schiliro (see Note 3). The Company’s legal counsel converted the entire balance of $176,502 into 350,000 shares of common.

During the three months ended March 31, 2021, the Company issued a total of $115,000 in convertible notes to two unaffiliated individuals. The notes are convertible at $0.85 per share have a maturity date of June 30, 2021 and have an interest rate of 3%. These notes resulted in a beneficial conversion feature of $32,412 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates of the notes. A total amount of $28,233 has been amortized to interest expense related to these two notes during the three months ended March 31, 2021.

One note in the amount of $85,000 was converted into 100,000 shares of common stock. As of March 31, 2021, the outstanding principal balance owed to the unaffiliated individuals is $30,000 and the remaining unamortized debt discount is $4,189 leaving a net balance of $25,811.

Note 6. Issuances of Securities

Share issuances 2020

During the three months ended March 31, 2020, 1,417,500 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $826,696, 50,000 shares of common stock were issued to a former medical advisor for services rendered with a fair value of $47,500 and 22,381 shares of common stock were cancelled.

Share issuances 2021

During the three months ended March 31, 2021, a total of 31,930,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $23,990,421, 2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000, 125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000, 100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000, 25,000 shares of commons stock were issued to settle $20,000 of related party advances (see Note 3), 152,835 shares of common stock were issued to settle $133,523 of accrued liabilities – related party (see Note 3), 1,047,139 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest (see Note 5), 1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party (see Note 3) and 117,647 shares of common stock were cancelled.

Restricted stock units

As discussed in Note 3, during the year ended December 31, 2020 the Board of Directors approved amendments to its March 25, 2019 RSU Agreement for certain management and consultants to the Company.

The amendment resulted in 9,960,000 of the RSU’s vesting on January 1, 2021. The fair value of the 9,960,000 RSU’s. The compensation expense was being amortized on a straight-line basis from the date of the amendment through January 1, 2021 which is the vesting date. Stock-based compensation of $43,121 was recognized as expense during the three months ended March 31, 2021.

On January 6, 2021, the Board of Directors approved the second amendment to the Restricted Stock Unit Agreement between the Company and Mr. Beplate, former Chief Executive Officer and current Chairman of the Board, in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSUs by issuing 21,970,000 shares of common stock.

Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $23,947,300 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Activity related to our restricted stock units during the three months ended March 31, 2021 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2020	59,330,000	$0.82
Units granted	21,970,000	$1.09
Units Exercised/Released	(31,930,000)	$0.97
Units Cancelled/Forfeited	(21,970,000)	$0.71
Total awards outstanding at March 31, 2021	27,400,000	$0.97

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of March 31, 2021, there was $26,479,000 of unrecognized compensation cost related to unvested restricted stock unit awards.

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

In March 2021, the Company received payment of $304,273 from Maxim Group LLC, representing the full settlement payment in accordance with a Settlement Agreement in a previously disclosed arbitration between the Company and Maxim that was reached in December 2019.

Philip Forman, who served as Chairman, a director, Chief Executive Officer and Chief Medical Advisor of the Company at various times between 2011 and October 2015, filed a lawsuit against the Company and our then-Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant has claimed, among other things: that the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021 the plaintiff provided a deposition as instructed by the Court. The Company intends to file a motion for dismissal of this proceeding during the 2nd quarter of 2021.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. (“Korsair”) in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products common stock (the “Shares”) that FSR Inc. sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against the Company and Douglas Beplate alleging, among other things, that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprived JEC as Liquidator of Intervenor of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to Intervenor. Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the Shares are free trading; that Third-Party Plaintiff’s rights to 2,500,000 of the Shares are superior to the claims of Plaintiff FSR Inc.; that Plaintiff FSR Inc. has no claim to 2,500,000 of the Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Shares where the ownership of the Shares have been in dispute and the Shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. The Court granted the motion for a default by FSR, Inc against Korsair Holdings, AG., but denied any claim for relief against UHP. The Court ruled that the SEC must review the claim before the matter can proceed in Court. As of the date of this filing the SEC had not commenced any such review to the Company’s knowledge.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the above legal proceedings.

The Company has commenced the following legal proceedings:

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

Note 8. Other Income

As described in Note 7 above, the Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations.

Note 9. Subsequent Events

The Company has evaluated events from March 31, 2021, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follow:

On May 4, 2021 the Company received notification from the Food & Drug Administration (FDA) that, following the resubmission of its application for Pre-market Approval for HemoStyp gauze on April 6th, the FDA has now accepted for review and commenced its Substantive Review of the application. The commencement of Substantive Review serves as a confirmation that the FDA deems the contents of a PMA application to be adequate and in acceptable form to review and thoroughly evaluate the merits of the product and its proposed applications. The FDA has not yet offered any assessment of the Company’s PMA application beyond taking this step, and there can be no assurance that a PMA will be granted.

The Board of Directors approved an amendment to the Restricted Stock Unit Agreement between the Company and its former legal counsel. The amendment accelerated the vesting of the 325,000 RSU’s owed and the Company issued 325,000 restricted shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under 'Risk Factors' in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with SEC on March 30, 2021.

Company Overview

The Company develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. The Company is in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III surgical market.

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

 Potential Target Markets

Our technology can be marketed as HemoStyp Gauze in various configurations and sizes both nationally and internationally. Our potential customer base for our HemoStyp includes, without limitation, the following (noting that we have several formats of Trauma Gauze):

•	Hospitals and Surgery Centers for all Internal Surgical usage (in the event we obtain FDA Class III approval)
•	Hospitals, Clinics and Physicians for external trauma
•	EMS, Fire Departments and other First Responders
•	Military Medical Care Providers
•	Nursing Homes and Assisted Living Facilities
•	Hemodialysis centers
•	Dental and Oral & Maxillofacial Surgery Offices
•	Veterinary hospitals

 Primary Strategy

Our HemoStyp technology received an FDA 510k approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for HemoStyp products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. In 2018, we made the decision to focus our efforts and resources on accessing these Class III markets to maximize the value potential of our HemoStyp. The Class III Pre-market approval (PMA) process requires a substantial investment of time and resources so we made the strategic determination to pause our sales and marketing to non-Class III markets in order to devote our full attention to the FDA process. Our extensive laboratory testing and our completed human trial indicate that the HemoStyp technology can successfully compete against established Class III market participants and allow us to gain a significant market share.

As of the filing date of this Form 10-Q, the Company’s PMA application has been accepted for review and the FDA has commenced its Substantive Review.

In anticipation of receiving a Class III PMA, we are evaluating paths to rapidly grow our revenue and profits in this market segment, with the objective of maximizing shareholder value. Options under consideration include (i) a sale or merger of the Company with an industry leader in the wound care and surgical device sectors, which may include a pre-sale collaboration on commercialization and distribution, (ii) one or more commercial partnerships with established market participants, without any specific, associated sale or merger transaction, and (iii) a capital raising program to establish and grow our own marketing and distribution capabilities and generate revenue and profits organically.

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

Patents and Trademarks

Our NORC technology is protected through patents issued by by the U.S. Patent and Trademark Office (“USPTO”) in 2013 and which protection currently runs through 2029. In 2020 we filed an additional U.S. patent that would protect the use of our NORC technology in a gel or hydrocolloid formulation. On January 21, 2021, the U.S. Patent Office provided notification of publication of the Company’s patent application for the method of forming and using a hemostatic hydrocolloid. This publication does not imply any assurance of the receipt of the patent but establishes an obligation of any party that seeks to use the applicable method to pay royalties for the right to do so. The patent application for this process remains pending as of the date of this filing.

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

The Company has registered trademarks for the following:

•	Boo Boo Strips:

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Results of Operations for the three months ending March 31, 2021 and 2020

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020

Revenue	$59	$291

Gross profit	$34	$186

Operating (expenses)	$(26,705,225)	$(623,992)

Operating (loss)	$(26,705,191)	$(623,806)

Other income (expense)	$(341,947)	$(2,015)

Net (loss)	$(27,047,138)	$(625,821)

Basic and diluted	$(0.12)	$(0.00)

Three Months ended March 31, 2021 versus Three Months ended March 31, 2020

During the first quarter of 2021 and 2020, the Company had $59 and $291 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards making our NORC technology and products more commercially viable by seeking to obtain a Class III PMA. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from this PMA and, if granted, pursuing opportunities that we anticipate will be available to the Company.

Total operating expenses for the first quarter of 2021 and 2020 were $26,705,225 and $623,992, respectively.

The increase in operating expenses is due primarily to an increase in stock-based compensation expense of $26,233,921. The Company recorded a total $26,281,421 of stock-based compensation during the three months ended March 31, 2021 compared to $47,500 during the three months ended March 31, 2020.

The increase in stock-based compensation is primarily related to vesting and amortization of RSUs. During the three months ended March 31, 2021, the Company amended the RSU agreement with its former Chief Executive Officer and current Chairman. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021 and issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000. The Company issued 50,000 shares of common stock for services valued at $47,500 and did not record any stock-based compensation related to RSU’s during the first quarter of 2020.

Other income (expense) for the first quarter of 2021 and 2020 was $(341,947) and $(2,015), respectively. The increase in other expense was due to total interest expense of $611,030 and loss on debt settlement of $35,190 offset by other income of $304,273. The increase in interest expense is primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the first quarter 2021 totaling $604,521 compared to $2,015 in the first quarter of 2020. The loss on debt settlement is due to the Company issuing shares of common stock with a fair value of $188,713 for the settlement of $153,523 of various debts and accrued liabilities – related party. Other income is due to the Company receiving $304,273 as full and final payment for settlement of its December 2019 arbitration with Maxim.

Our net loss for the quarter ended March 31, 2021 was $27,047,138 as compared to net loss of $625,821 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $26,081,233 and an increase in other expenses of $339,932, as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, the Company had a negative working capital of $60,077. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow us to meet our current overhead while we seek FDA Class III approval. Our primary strategy calls for one or more  commercial collaborations to market and distribute current and future HemoStyp products to the Class III marketplace, or to pursue a strategic transaction including a potential sale of the Company. If we are not successful in our strategy, we cannot assure that we will be able to fund a marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next year or at all. The report of our independent registered public accounting firm on our 2020 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement operating conditions in the healthcare industry.

Cash Flows

The Company’s cash on hand at March 31, 2021 and December 31, 2020 was $170,588 and $46,076, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(110,488)	$(503,484)
Net cash used in investing activities	-	-
Net cash provided by financing activities	235,000	497,846

Net increase (decrease) in cash and cash equivalents	$124,512	$(5,638)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $110,488. The Company had net loss of $27,047,138 offset by stock-based compensation of $26,281,421, amortization of debt discount of $604,521 and a loss on settlement of debt of $35,190. The Company also had a decrease in inventory of $25, change in accounts payable and accrued expenses of $(46,312) and a change in accounts payable and accrued expenses related party of $116,805. The Company also had an increase in prepaid and other current assets of $5,000 and an increase in subscription receivable of $50,000.

Net cash used in operating activities for the three months ended March 31, 2020 was $503,484. The Company had net loss of $625,821 offset by stock-based compensation of $47,500, amortization of debt discount of $2,015 a decrease in inventory of $105, an increase in accounts payable and accrued expenses of $25,839 and an increase in accounts payable and accrued expenses related party of $91,678. The Company also had an increase in prepaid and other current assets of $44,800.

Net Cash Used by Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2021 or 2020.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $235,000. This was to the result of the Company receiving $20,000 in proceeds from a related party loan, $100,000 in proceeds from the sale of stock and receiving $115,000 in proceeds from the issuance of convertible notes.

Net cash provided by financing activities for the three months ended March 31, 2020 was $497,846. This was to the result of the Company receiving $826,696 in proceeds from the sale of stock and receiving $10,400 from related party advances offset by making payments of $339,250 on related party loans.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet arrangements.

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

As of March 31, 2021, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 7” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2021 through March 31, 2021. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2021	Common Stock	33,930,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
February 5, 2021	Common Stock	100,000	$111,000 of services rendered at $1.11 per share
February 16, 2021	Common Stock	100,000	$85,000 conversion of debt at $0.85 per share
March 30, 2021	Common Stock	125,000	$100,000 in cash at $0.80 per share;
January – March 31, 2021	Common Stock	2,400,250	$1,151,626 conversion of debt at $0.50 per share

January – March 31, 2021	Common Stock	177,835	$153,523 of debt and accrued liabilities

(1) See Item 11 Executive Compensation under the heading Stock Awards – Restricted Stock Units in Company’s Form 10-K for the year ended December 31, 2020, filed March 30, 2021 for a discussion about the Restricted Stock Unit Agreements under which these shares were issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Services Agreement – Nate Knight (4)

10.3	January 2015 Services Agreement with Douglas Beplate (6)

10.4	Restricted Stock Unit Agreement – Louis Schiliro (7)

10.5	Restricted Stock Unit Agreement – Doug Beplate (7)

10.6	Services Agreement with Brian Thom (8)

10.7	Restricted Stock Unit Agreement - Brian Thom (8)

10.8	Services Agreement with Kristofer Heaton (9)

10.9	Restricted Stock Unit Agreement - Kristofer Heaton (9)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (10)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(8)	Incorporated by reference to the Form 8-K dated December 2, 2020

(9)	Incorporated by reference to the Form 8-K dated January 11, 2021

(10)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: May 12, 2021	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate		May 12, 2021
	Douglas Beplate	Chairman of the Board

By:	/s/ Brian Thom		May 12, 2021
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Vice President, Finance and Principal Financial Officer	May 12, 2021
Kristofer Heaton

By:	/s/ Louis Schiliro	Director	May 12, 2021
Louis Schiliro

By:	/s/ Robert Denser	Director	May 12, 2021
Robert Denser

