Form 10-Q
period 2021-06-30
United Health Products, Inc.
filed 2021-08-16
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares issued and outstanding of the Registrant's Common Stock, as of August 12, 2021 was 226,835,524

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$17,532	$46,076
Inventory	69,649	69,674
Prepaid and other current assets	5,000	-
Total current assets	92,181	115,750

Property and equipment	101,350	101,350

TOTAL ASSETS	$193,531	$217,100

Current Liabilities
Accounts payable and accrued expenses	$460,963	$416,759
Accrued liabilities - related parties	172,625	193,651
Accrued litigation settlement	562,000	-
Convertible notes payable, net of debt discount	-	103,920
Convertible notes payable – related party, net of debt discount	-	456,032
Total current liabilities	1,195,588	1,170,362

TOTAL LIABILITIES	1,195,588	1,170,362

Commitments and Contingencies	-	-

Stockholders' Deficit
Series A Convertible Preferred Stock - $.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $.001 par value, 300,000,000 shares Authorized, 226,335,524 and 189,357,090 shares issued at June 30, 2021 and December 31, 2020	226,335	189,357
Additional Paid-In Capital	68,962,481	40,696,640
Accumulated Deficit	(70,190,873)	(41,839,259)
Total Stockholders' Deficit	(1,002,057)	(953,262)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$193,531	$217,100

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$-	$136	$59	$427

Cost of goods sold	-	56	25	161

Gross profit	-	80	34	266

Operating Costs and Expenses
Selling, general and administrative expenses	1,231,179	629,068	27,878,223	1,241,273
Research and development	68,884	18,888	127,065	30,675
Total Operating Expenses	1,300,063	647,956	28,005,288	1,271,948

Loss from Operations	(1,300,063)	(647,876)	(28,005,254)	(1,271,682)

Other Income (Expenses)
Interest expense	(4,413)	(45,176)	(225,639)	(47,191)
Interest expense – related party	-	-	(389,804)	-
Loss on settlement of debt	-		(35,190)	-
Other income	-		304,273	-

Total other income (expenses)	(4,413)	(45,176)	(346,360)	(47,191)

Net Loss	$(1,304,476)	$(693,052)	$(28,351,614)	(1,318,873)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.13)	(0.01)

Weighted average number of shares outstanding	226,222,528	180,270,789	224,152,495	179,624,983

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficiency

Three and Six Months Ended June 30, 2021 and June 30, 2020

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	2,015	-	2,015

Issuance of common stock for services	50,000	50	47,450	-	47,500

Sale of common stock	1,417,500	1,417	825,279	-	826,696

Cancellation of common stock	(22,381)	(22)	22	-	-

Net Loss	-	-	-	(625,821)	(625,821)

Balance at March 31, 2020	179,745,456	179,745	25,920,520	(26,753,680)	(653,415)

Beneficial conversion feature	-	-	150,056	-	150,056

Issuance of common stock for services	125,000	125	100,500	-	100,625

Sale of common stock	558,000	558	278,442	-	279,000

Net Loss	-	-	-	(693,052)	(693,052)

Balance at June 30, 2020	180,428,456	$180,428	$26,449,518	$(27,446,732)	$(816,786)

Balance as of December 31, 2020	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services	100,000	100	110,900	-	111,000

Sale of common stock	125,000	125	99,875	-	100,000

Cancellation of common stock	(117,647)	(117)	117	-	-

Stock-based compensation	33,930,000	33,930	26,136,491	-	26,170,421

Common stock issued to settle accrued liabilities – related party	152,835	153	161,811	-	161,964

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued for conversion of convertible notes payable and accrued interest	1,047,139	1,047	559,024	-	560,071

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-	-	(27,047,138)	(27,047,138)

Balance at March 31, 2021	225,972,528	225,973	68,701,697	(68,886,397)	41,273

Stock-based compensation	325,000	325	230,425	-	230,750

Common stock issued for conversion of convertible notes payable and accrued interest	37,996	37	30,359	-	30,396

Net Loss	-	-	-	(1,304,476)	(1,304,476)

Balance at June 30, 2021	226,335,524	$226,335	$68,962,481	$(70,190,873)	$(1,002,057)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net (Loss)	$(28,351,614)	$(1,318,873)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock-based compensation	26,512,173	148,125
Amortization of debt discount	608,710	46,505
Loss on settlement of debt	35,190	-
Changes in assets and liabilities:
Inventory	25	160
Prepaid and other current assets	(5,000)	(10,000)
Accounts payable and accrued expenses	138,167	197,096
Accrued liabilities – related party	236,805	32,645
Accrued litigation settlement	562,000	-
Net Cash Used In Operating Activities	(263,544)	(904,342)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(87,000)
Net Cash Used in Investing Activities	-	(87,000)

Cash Flows from Financing Activities:
Proceeds from related party	20,000	180,230
Repayments to related party	-	(496,015)
Proceeds from sale of common stock	100,000	1,105,696
Proceeds from convertible notes payable	115,000	200,000
Cash flow provided by financing activities	235,000	989,911
Increase (Decrease) in Cash and Cash Equivalents	(28,544)	(1,431)
Cash and Cash Equivalents – Beginning of period	46,076	16,624

CASH AND CASH EQUIVALENTS – END OF PERIOD	$17,532	$15,193

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$117	$22
Conversion of convertible notes payable and accrued interest – related party to convertible notes payable and accrued interest	$176,502	$-
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$676,555	$-
Common stock issued for conversion of convertible notes payable and accrued interest	$590,465	$-
Conversion of accounts payable to convertible notes payable	$90,000	$-
Common stock issued to settle related party advances	$26,750	$-
Common stock issued to settle accrued liabilities – related party	$161,964	$-
Conversion of accrued liabilities – related party to convertible notes payable – related party	$112,500	$-
Debt discount related to beneficial conversion feature	$234,912	$152,071

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

	June 30, 2021	December 31, 2020
Raw materials	$50,654	$50,654
Finished goods	18,995	19,020
	$69,649	$69,674

During the three and six months ended June 30, 2021 and 2020, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three and six months ended June 30, 2021 and 2020 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2021 included 28,325,000 shares underlying restricted stock units. The total potential common shares as of June 30, 2020 includes 50,100,000 shares underlying restricted stock units, 100,000 shares for convertible loans payable - related party and 400,000 shares for convertible loans payable.

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

Note 3. Related Party Transactions

Related party convertible notes payable

As of June 30, 2021 and December 31, 2020, convertible notes payable – related party totaled $0 and $456,032, respectively.

As of December 31, 2020, Brian Thom, the Chief Executive Officer, had a convertible note payable – related party balance of $555,000 and unamortized debt discount of $199,314 for a net balance of $355,686.

During the six months ended June 30, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was being amortized through the maturity dates and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party during the six months ended June 30, 2021, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $600,000 which was related to $450,000 of loans to the Company and $150,000 of accrued compensation along with accrued interest of $10,135 was converted into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of June 30, 2021.

As of December 31, 2020, Louis Schiliro, the Chief Operating Officer, had a convertible note payable – related party balance of $170,000 and unamortized debt discount of $69,654 for a net balance of $100,346.

During the six months ended June 30, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was being amortized through the maturity dates and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the six months ended June 30, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during the current period. The remaining unamortized debt discount is $0.

During the six months ended June 30, 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of June 30, 2021.

As of December 31, 2020, Kristofer Heaton, the Vice President of Finance, had a convertible note payable – related party balance of $3,750 and unamortized debt discount of $3,750 for net balance of $3,750.

During the six months ended June 30, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and a total of $26,250 for all of Mr. Heaton’s notes was amortized to interest expense – related party during the six months ended June 30, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of June 30, 2021.

Advances from related parties

During the six months ended June 30, 2021, Mr. Schiliro advanced the Company $20,000 to pay for operating expenses. The advance was due on demand and non-interest bearing.

During the six months ended June 30, 2021, the Company issued 25,000 shares of common stock to settle the outstanding balance of $20,000. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

Accrued liabilities

As of June 30, 2021 and December 31, 2020, $0 and $74,056 was owed to Nate Knight, who was the Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses. During the six months ended June 30, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company record a loss on debt settlement of $8,368.

As of June 30, 2021 and December 31, 2020, $45,000 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation. During the six months ended June 30, 2021, $45,000 of compensation was converted into a convertible note as mentioned above and $45,000 of compensation was accrued.

As of June 30, 2021 and December 31, 2020, $45,000 and $59,467 was owed to Louis Schiliro, the Chief Operating Officer, for accrued salary and reimbursable expenses, respectively. During the six months ended June 30, 2021, $45,000 of compensation was converted into a convertible note as described above and $45,000 of compensation was accrued. During the six months ended June 30, 2021, the Company issued 74,335 shares of common stock to settle the total prior year balance owed of $59,467. The shares of common stock had a fair market value of $79,538 and the Company recorded a loss on debt settlement of $20,071.

As of June 30, 2021 and December 31, 2020, $30,000 and $0 was owed to Kristofer Heaton, the Vice President of Finance, for accrued compensation. During the six months ended June 30, 2021, $22,500 of compensation was converted into a convertible note as described above and $30,000 of compensation was accrued. As of June 30, 2021 and December 31, 2020, Mr. Heaton was owed $52,625 and $52,625 for prior services provided to the Company, respectively.

Equity transactions

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Douglas Beplate, Chairman of the Board, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

On January 6, 2021, the Board of Directors approved the second amendment to the RSU Agreement between the Company and Mr. Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSU’s by issuing 21,970,000 shares of common stock. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company issued to Mr. Beplate an additional 2,000,000 shares of common stock. The Company recorded $26,127,300 of stock-based compensation expense during the six months ended June 30, 2021 related to the accelerated vesting of these RSU’s and issuance of common stock.

The Company entered into a second restricted stock unit agreement with Mr. Heaton in December 2020. Per the second agreement 500,000 RSU’s would be granted on May 15, 2021 provided his professional services agreement was in effect on that date. The 500,000 RSU’s were granted per the agreement. The RSU’s, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

Note 4. Convertible Notes

 As of December 31, 2020, certain service providers and a medical advisor had convertible notes payable balances totaling $205,000 and unamortized debt discount of $101,080 for a net balance of $103,920.

During the six months ended June 30, 2021, the service providers and medical advisor converted $90,000 of accrued compensation into convertible notes. The notes were convertible at $0.50 per share at the discretion of the note holders, had a maturity date ofMarch 31, 2021 and have an interest rate of 3%. These notes resulted in a beneficial conversion feature of $90,000 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and a total of $191,080 was amortized to interest expense during the six months ended June 30, 2021, which included the unamortized debt discount of $101,080 as of December 31, 2020 and the $90,000 recorded during the period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $295,000 along with accrued interest of $3,595 was converted into 597,139 shares of common stock leaving $0 owed to the service providers and medical advisor as of June 30, 2021.

During the six months ended June 30, 2021, one of the Company’s legal counsel was assigned $175,000 worth of convertible notes payable and $1,502 of accrued interest after paying outstanding balances owed to Mr. Schiliro (see Note 3). The Company’s legal counsel converted the entire balance of $176,502 into 350,000 shares of common.

During the six months ended June 30, 2021, the Company issued a total of $115,000 in convertible notes to two unaffiliated individuals to pay for operating expenses. The notes are convertible at $0.85 per share provided that in the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.85 per share, the conversion price shall be reduced to equal such lower issue price per share. The notes had a maturity date of June 30, 2021 and have an interest rate of 3%. These notes resulted in a beneficial conversion feature of $32,412 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates of the notes. A total amount of $32,412 has been amortized to interest expense related to these two notes during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the $115,000 principal balance and $397 of accrued interest was converted into 137,996 shares of common stock leaving a balance of $0 owed on the two convertible notes.

Note 5. Issuances of Securities

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

Share issuances 2021

During the six months ended June 30, 2021, a total of 32,255,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $24,221,170, 2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000, 125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000, 100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000, 25,000 shares of commons stock were issued to settle $20,000 of related party advances (see Note 3), 152,835 shares of common stock were issued to settle  accrued liabilities – related party worth $133,523 (see Note 3), 1,085,135 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $590,468 (see Note 4), 1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party of $676,555 (see Note 3) and 117,647 shares of common stock were cancelled reducing common stock by $117 and increasing additional paid-in capital by the same.

On June 25, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”) to sell Triton up to $6,000,000 of common stock. Subject to the terms and conditions of the Purchase Agreement, Triton agreed to purchase from the Company $4,000,000 in value of common shares at closing, based on a purchase price determined by dividing $200,000,000 by the number of outstanding shares of Common Stock, as reported by the Company on its most recently filed Form 10-K or 10-Q. Among customary closing conditions in the Purchase Agreement, the closing will take place after a registration statement covering the resale of the shares which Triton has agreed to purchase from the Company is filed by the Company and declared effective by the SEC.

In addition, the Purchase Agreement grants Triton the option to purchase up to $2,000,000 worth of additional shares of common stock at the same purchase price at any time prior to the second anniversary of the closing of the transaction.

On June 29, 2021, we filed a registration statement on Form S-3 covering the above shares. On July 29, 2021 we were informed by the SEC of its intention to review our Form 10-K for 2020 which is incorporated by reference to the registration statement. As of the date of this fling we await a response from the SEC regarding their review.

Restricted stock units

As discussed in Note 3, during the year ended December 31, 2020 the Board of Directors approved amendments to its March 25, 2019 RSU Agreement for certain management and consultants to the Company.

The amendment resulted in 9,960,000 of the RSU’s vesting on January 1, 2021. The fair value of the 9,960,000 RSU’s was $7,071,600. The compensation expense was being amortized on a straight-line basis from the date of the amendment through January 1, 2021 which is the vesting date. Stock-based compensation of $43,121 was recognized as expense during the six months ended June 30, 2021.

On January 6, 2021, the Board of Directors approved the second amendment to the Restricted Stock Unit Agreement between the Company and Mr. Beplate, former Chief Executive Officer and current Chairman of the Board, in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSU’s by issuing 21,970,000 shares of common stock.

Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $23,947,300 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

During the six months ended June 30, 2021, the Company terminated the services of one of its legal counsels who had an RSU agreement in place.  Per the RSU agreement, all of the unvested RSU’s owed to the legal counsel vested immediately upon termination of services.  This resulted in 325,000 shares of common stock being issued and $230,750 of stock-based compensation being recorded which was the fair value of the shares on the original grant date of the RSU agreement.

In April 2021, the Company entered into an RSU agreement with a service provider granting 750,000 RSU’s on the date of the agreement and will grant an additional 750,000 RSU’s, upon the receipt by the Company of an FDA Class III PMA. The 750,000 RSU’s had a grant date fair value of $664,875. The RSUs, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones which management is unable to determine when they will be achieved.

As discussed in Note 3, Mr. Heaton was granted 500,000 RSU’s. The vesting conditions are contingent upon the achievement of certain Company objectives and milestones which management is unable to determine when they will be achieved.

Activity related to our restricted stock units during the six months ended June 30, 2021 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2020	59,330,000	$0.82
Units granted	23,220,000	$1.08
Units Exercised/Released	(32,255,000)	$0.97
Units Cancelled/Forfeited	(21,970,000)	$0.71
Total awards outstanding at June 30, 2021	28,325,000	$0.97

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur that would result in the full vesting of the restricted stock units, and as of June 30, 2021, there was $27,413,125 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 6. Litigation

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran is seeking damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company denied the Plaintiff’s allegations. On July 21, 2021, Mr. Safran and the Defendants entered into a Settlement Agreement and General Release whereby we agreed to pay a total $250,000 in cash and issue 300,000 shares of common stock to Mr. Safran. The 300,000 shares have a fair market value of $312,000.  The total amount of $562,000 has been accrued as of June 30, 2021.

In March 2021, the Company received payment of $304,273 from Maxim Group LLC, representing the full settlement payment in accordance with a Settlement Agreement in a previously disclosed arbitration between the Company and Maxim that was reached in December 2019.

Philip Forman, who served as Chairman, a director, Chief Executive Officer and Chief Medical Advisor of the Company at various times between 2011 and October 2015, filed a lawsuit against the Company and our then-Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant has claimed, among other things: that the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the claimant. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021 the plaintiff provided a deposition as instructed by the Court. The Company filed a motion for dismissal of this proceeding during the 2nd quarter of 2021.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. (“Korsair”) in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of United Health Products common stock (the “Shares”) that FSR Inc. sold to Korsair in 2011. Third-Party Plaintiff, JEC Consulting Associates, LLC as Liquidator of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against the Company and Douglas Beplate alleging, among other things, that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair certificate held by JEC, and concomitantly fraudulently deprived JEC as Liquidator of Intervenor of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to Intervenor. Third Party Plaintiff further alleges that the Company and Mr. Beplate as Third-Party Defendants are not only monetarily liable to Third-Party Plaintiff for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Third-Party Plaintiff demands judgment for the above referenced amounts and for the Court to also declare that the Shares are free trading; that Third-Party Plaintiff’s rights to 2,500,000 of the Shares are superior to the claims of Plaintiff FSR Inc.; that Plaintiff FSR Inc. has no claim to 2,500,000 of the Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Shares where the ownership of the Shares have been in dispute and the Shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. The Court granted the motion for a default by FSR, Inc. against Korsair Holdings, AG., but denied any claim for relief against UHP. The Court ruled that the SEC must review the claim before the matter can proceed in Court. As of the date of this filing the SEC had not commenced any such review to the Company’s knowledge.

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

Note 7. Other Income

As described in Note 6 above, the Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations.

Note 8. Subsequent Events

The Company has evaluated events from June 30, 2021, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follow:

On July 22, 2021, 300,000 shares of common stock were issued as part of the settlement agreement with Mr. Safran as discussed in Note 6.

On July 30, 2021, we issued 200,000 shares of common stock to two investors through a private placement at a price of $0.88 per share for gross proceeds of $176,000. Under the terms of the subscription agreements with the investors, we have agreed to offer the right to request registration on these shares at any time following the effective date of the registration statement covering the Triton shares but not later that 180 days following issuance of the 200,000 private placement shares. There can be no assurance that the SEC will approve the Triton registration statement or, if so, when they may do so.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with SEC on March 30, 2021.

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

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, we continue to engage in regular discussions to evaluate the potential commercial partnerships as we approach the FDA decision on our Class III PMA application. There can be no assurances that any specific transaction will occur as a result of this strategy. No assurances can be given that the Company will identify suitable acquisition or commercialization candidate(s) or complete a transaction.

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

Patents and Trademarks

Our NORC technology is protected through patents issued by the U.S. Patent and Trademark Office (“USPTO”) in 2013 and which protection currently runs through 2029. In 2020 we filed an additional U.S. patent that would protect the use of our NORC technology in a gel or hydrocolloid formulation. On January 21, 2021, the U.S. Patent Office provided notification of publication of the Company’s patent application for the method of forming and using a hemostatic hydrocolloid. This publication does not imply any assurance of the receipt of the patent but establishes an obligation of any party that seeks to use the applicable method to pay royalties for the right to do so. The patent application for this process remains pending as of the date of this filing.

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

The Company has registered trademarks for the following:

•	BooBoo Strips

•	The Ultimate Bandage

•	Hemostrip

•	Nik Fix

Results of Operations for the three months ending June 30, 2021 and 2020

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020

Revenue	$-	$136

Gross profit	$-	$80

Operating (expenses)	$(1,300,063)	$(647,956)

Operating (loss)	$(1,300,063)	$(647,876)

Other income (expense)	$(4,413)	$(45,176)

Net (loss)	$(1,304,476)	$(693,052)

Basic and diluted	$(0.01)	$(0.00)

Three Months ended June 30, 2021 versus Three Months ended June 30, 2020

During the three months ended June 30, 2021 and 2020, the Company had $0 and $136 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards making our NORC technology and products more commercially viable by seeking to obtain a Class III PMA. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from obtaining this PMA and, if granted, pursuing opportunities that we anticipate will be available to the Company.

Total operating expenses for the three months ended June 30, 2021 and 2020 were $1,300,063 and $647,956, respectively.

The increase in operating expenses is due to an increase in stock-based compensation expenses of $130,125, an increase in research and development expenses of $49,996 and $562,000 related to the settlement of litigation offset by a decrease in consulting/professional fees of approximately $34,500, a decrease in advertising and marketing of approximately $18,000 and a decrease in accounting and office management expenses of approximately $39,000. The increase in stock-based compensation is due to the vesting of 325,000 RSU’s during the three months ended June 30, 2021 which resulted in recording $230,750 of expense compared to issuing 125,000 shares of common stock for services valued at $100,625 during the three months ended in June 30, 2020.  The decrease in consulting/professional and accounting expenses is due to the Company having additional expenses associated with restating its financial statements during the three months ended June 30, 2020 and not having the same expenses during the current period.

Other income (expense) for the three months ended June 30, 2021 and 2020 was $(4,413) and $(45,176), respectively. The decrease in other expense was due to a decrease in interest expense of $40,763. The decrease in interest expense is primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the three months ended June 30, 2021 of $4,189 compared to $44,490 during the three months ended June 30, 2020.

The net loss for the three months ended June 30, 2021 was $1,304,476 as compared to net loss of $693,052 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $652,107 and a decrease in other expenses of $40,763, as explained above.

Results of Operations for the six months ending June 30, 2021 and 2020

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020

Revenue	$59	$427

Gross profit	$34	$266

Operating (expenses)	$(28,005,288)	$(1,271,948)

Operating (loss)	$(28,005,254)	$(1,271,682)

Other income (expense)	$(346,360)	$(47,191)

Net (loss)	$(28,351,614)	$(1,318,873)

Basic and diluted	$(0.13)	$(0.01)

Six Months ended June 30, 2021 versus Six Months ended June 30, 2020

During the six months ended June 30, 2021 and 2020, the Company had $59 and $427 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards making our NORC technology and products more commercially viable by seeking to obtain a Class III PMA. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from obtaining this PMA and, if granted, pursuing opportunities that we anticipate will be available to the Company.

Total operating expenses for the six months ended June 30, 2021 and 2020 were $28,005,288 and $1,271,948, respectively.

The increase in operating expenses is due primarily to an increase in stock-based compensation expenses of $26,364,048 and $562,000 related to the settlement of litigation. The Company recorded a total $26,512,173 of stock-based compensation during the six months ended June 30, 2021 compared to $148,125 during the six months ended June 30, 2020.

The increase in stock-based compensation is primarily related to vesting and amortization of RSUs. During the six months ended June 30, 2021, the Company amended the RSU agreement with its former Chief Executive Officer and current Chairman. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021, issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000 and issued 325,000 shares of common stock valued at $230,750 due to vesting of RSUs as the result of the Company terminating services with one of its legal counsels. The Company issued 175,000 shares of common stock for services valued at $148,125 during the six months ended June 30, 2020.

Other income (expense) for the six months ended June 30, 2021 and 2020 was $(346,360) and $(47,191), respectively. The increase in other expense was due to total interest expense of $615,443 and loss on debt settlement of $35,190 offset by other income of $304,273. The increase in interest expense is primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the six months ended June 30, 2021 totaling $608,710 compared to $46,505 in the six months ended June 30, 2020. The loss on debt settlement is due to the Company issuing shares of common stock with a fair value of $188,713 for the settlement of $153,523 of various debts and accrued liabilities – related party. Other income is due to the Company receiving $304,273 as full and final payment for settlement of its December 2019 arbitration with Maxim.

Our net loss for the six months ended June 30, 2021 was $28,351,614 as compared to net loss of $1,318,873 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $26,733,340 along with an increase in other expenses from $47,191 during the six months ended June 30, 2020 to $346,360 for the six months ended June 30, 2021 as explained above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a negative working capital of $1,103,407. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow us to meet our current overhead while we seek FDA Class III approval. Our primary strategy calls for one or more commercial collaborations to market and distribute current and future HemoStyp products to the Class III marketplace, or to pursue a strategic transaction including a potential sale of the Company. If we are not successful in our strategy, we cannot assure that we will be able to fund a marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next year or at all. The report of our independent registered public accounting firm on our 2020 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement operating conditions in the healthcare industry.

Cash Flows

The Company’s cash on hand at June 30, 2021 and December 31, 2020 was $17,532 and $46,076, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(263,544)	$(904,342)
Net cash used in investing activities	-	(87,000)
Net cash provided by financing activities	235,000	989,911

Net increase (decrease) in cash and cash equivalents	$(28,544)	$(1,431)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $263,544. The Company had net loss of $28,351,614 offset by non-cash stock-based compensation of $26,512,173, amortization of debt discount of $608,710 and a loss on settlement of debt of $35,190. The Company also had a decrease in inventory of $25, change in accounts payable and accrued expenses of $138,167, a change in accounts payable and accrued expenses related party of $236,805 and a change in accrued litigation settlement of $562,000. The Company also had an increase in prepaid and other current assets of $5,000.

Net cash used in operating activities for the six months ended June 30, 2020 was $904,342. The Company had a net loss of $1,318,873 offset by stock-based compensation of $148,125, amortization of debt discount of $46,505 a decrease in inventory of $160, an increase in accounts payable and accrued expenses of $197,096 and an increase in accounts payable and accrued expenses related party of $32,645. The Company also had an increase in prepaid and other current assets of $10,000.

Net Cash Used by Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2021.

Net cash used in investing activities for the six months ended June 30, 2020 was $87,000. This was due to the Company purchasing equipment during the period in preparation of opening up its own facility.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $235,000. This was due to the Company receiving $20,000 in proceeds from a related party loan, $100,000 in proceeds from the sale of stock and $115,000 in proceeds from the issuance of convertible notes.

Net cash provided by financing activities for the six months ended June 30, 2020 was $989,911. This was due to the Company receiving $200,000 in proceeds related to a convertible loan, $180,230 from related parties, $1,105,696 in proceeds from the sale of stock offset by making payments of $496,015 on related party loans.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of June 30, 2021, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2021 through June 30, 2021. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2021	Common Stock	34,255,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
February 5, 2021	Common Stock	100,000	$111,000 of services rendered at $1.11 per share
February 16, 2021	Common Stock	100,000	$85,000 conversion of debt at $0.85 per share
March 30, 2021	Common Stock	125,000	$100,000 in cash at $0.80 per share;
January – March 31, 2021	Common Stock	2,400,250	$1,151,626 conversion of debt at $0.50 per share

January – March 31, 2021	Common Stock	177,835	$153,523 of debt and accrued liabilities
June 30, 2021	Common Stock	37,996	$30,396 conversion of debt and accrued interest at $0.80 per share

(1) See Item 11 Executive Compensation under the heading Stock Awards – Restricted Stock Units in Company’s Form 10-K for the year ended December 31, 2020, filed March 30, 2021 for a discussion about the Restricted Stock Unit Agreements under which these shares were issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997. (1)

3.2	Amendment to Articles of Incorporation. (1)

3.3	By-laws of the Company. (2)

3.4	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Common Stock Purchase Agreement, dated June 25, 2021 between Company and Triton Funds LP (4)

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). **

101.SCH	Inline XBRL Taxonomy Extension Schema Document. **

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. **

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). **

_________

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Form 8-K dated June 28, 2021.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: August 16, 2021	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate		August 16, 2021
	Douglas Beplate	Chairman of the Board

By:	/s/ Brian Thom		August 16, 2021
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton		August 16, 2021
	Kristofer Heaton	Vice President, Finance and Principal Financial Officer

By:	/s/ Louis Schiliro		August 16, 2021
	Louis Schiliro	Director

By:	/s/ Robert Denser		August 16, 2021
	Robert Denser	Director

