Form 10-Q
period 2021-09-30
United Health Products, Inc.
filed 2021-11-05
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares issued and outstanding of the Registrant's Common Stock, as of November 3, 2021 was 227,266,979

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$153,447	$46,076
Inventory	69,649	69,674
Prepaid and other current assets	5,000	-
Total current assets	228,096	115,750

Property and equipment	101,350	101,350

TOTAL ASSETS	$329,446	$217,100

Current Liabilities
Accounts payable and accrued expenses	$765,653	$416,759
Accrued liabilities - related parties	303,266	193,651
Accrued litigation settlement	125,000	-
Loan payable – related party	4,000	-
Convertible notes payable, net of debt discount	-	103,920
Convertible notes payable – related party, net of debt discount	-	456,032
Total current liabilities	1,197,919	1,170,362

TOTAL LIABILITIES	1,197,919	1,170,362

Commitments and Contingencies	-	-

Stockholders' Deficit
Series A Convertible Preferred Stock - $.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $.001 par value, 300,000,000 shares Authorized, 227,205,979 and 189,357,090 shares issued at September 30, 2021 and December 31, 2020	227,206	189,357
Additional Paid-In Capital	69,819,610	40,696,640
Accumulated Deficit	(70,915,289)	(41,839,259)
Total Stockholders' Deficit	(868,473)	(953,262)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$329,446	$217,100

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$-	$136	$59	$563

Cost of goods sold	-	34	25	195

Gross profit	-	102	34	368

Operating Costs and Expenses
Selling, general and administrative expenses	704,659	9,045,859	28,582,882	10,287,132
Research and development	19,757	60,042	146,822	90,717
Total Operating Expenses	724,416	9,105,901	28,729,704	10,377,849

Loss from Operations	(724,416)	(9,105,799)	(28,729,670)	(10,377,481)

Other Income (Expenses)
Interest expense	-	(52,726)	(225,639)	(60,495)
Interest expense – related party	-	(62,834)	(389,804)	(102,256)
Loss on settlement of debt	-	-	(35,190)	-
Other income	-	-	304,273	-

Total other income (expenses)	-	(115,560)	(346,360)	(162,751)

Net Loss	$(724,416)	$(9,221,359)	$(29,076,030)	(10,540,232)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.05)	$(0.13)	(0.06)

Weighted average number of shares outstanding	226,695,307	186,861,228	225,009,413	182,092,792

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders' Deficit

Three and Nine Months Ended September 30, 2021 and September 30, 2020

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	2,015	-	2,015

Issuance of common stock for services	50,000	50	47,450	-	47,500

Sale of common stock	1,417,500	1,417	825,279	-	826,696

Cancellation of common stock	(22,381)	(22)	22	-	-

Net Loss	-	-	-	(625,821)	(625,821)

Balance at March 31, 2020	179,745,456	179,745	25,920,520	(26,753,680)	(653,415)

Beneficial conversion feature	-	-	150,056	-	150,056

Issuance of common stock for services	125,000	125	100,500	-	100,625

Sale of common stock	558,000	558	278,442	-	279,000

Net Loss	-	-	-	(693,052)	(693,052)

Balance at June 30, 2020	180,428,456	180,428	26,449,518	(27,446,732)	(816,786)

Beneficial conversion feature	-	-	170,796	-	170,796

Issuance of common stock for services	250,000	250	153,500	-	153,750

Stock-based compensation on vesting of restricted stock units	7,595,000	7,595	8,477,077	-	8,484,672

Net Loss	-	-	-	(9,221,359)	(9,221,359)

Balance at September 30, 2020	188,273,456	$188,273	$35,250,891	$(36,668,091)	$(1,228,927)

Balance as of December 31, 2020	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services	100,000	100	110,900	-	111,000

Sale of common stock	125,000	125	99,875	-	100,000

Cancellation of common stock	(117,647)	(117)	117	-	-

Stock-based compensation	33,930,000	33,930	26,136,491	-	26,170,421

Common stock issued to settle accrued liabilities – related party	152,835	153	161,811	-	161,964

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued for conversion of convertible notes payable and accrued interest	1,047,139	1,047	559,024	-	560,071

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-	-	(27,047,138)	(27,047,138)

Balance at March 31, 2021	225,972,528	225,973	68,701,697	(68,886,397)	41,273

Stock-based compensation	325,000	325	230,425	-	230,750

Sale of common stock issued for conversion of convertible notes payable and accrued interest	37,996	37	30,359	-	30,396

Net Loss	-	-	-	(1,304,476)	(1,304,476)

Balance at June 30, 2021	226,335,524	226,335	68,962,481	(70,190,873)	(1,002,057)

Sale of common stock	370,455	371	325,629	-	326,000

Stock-based compensation	200,000	200	219,800	-	220,000

Common stock issued for litigation settlement	300,000	300	311,700	-	312,000

Net Loss	-	-	-	(724,416)	(724,416)

Balance at September 30, 2021	227,205,979	$227,206	$69,819,610	$(70,915,289)	$(868,473)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net (Loss)	$(29,076,030)	$(10,540,232)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock-based compensation	26,732,173	8,786,547
Amortization of debt discount	608,710	158,110
Stock issued for litigation settlement	312,000	-
Loss on settlement of debt	35,190	-
Changes in assets and liabilities:
Inventory	25	194
Prepaid and other current assets	(5,000)	(10,000)
Accounts payable and accrued expenses	442,857	279,782
Accrued liabilities – related party	367,446	145,105
Accrued litigation settlement	125,000	-
Net Cash Used In Operating Activities	(457,629)	(1,180,494)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(92,089)
Net Cash Used in Investing Activities	-	(92,089)

Cash Flows from Financing Activities:
Proceeds from related party	24,000	337,730
Repayments to related party	-	(505,762)
Proceeds from sale of common stock	426,000	1,105,696
Proceeds from convertible notes payable	115,000	325,000
Cash flow provided by financing activities	565,000	1,262,664
Increase (Decrease) in Cash and Cash Equivalents	107,371	(9,919)
Cash and Cash Equivalents – Beginning of period	46,076	16,624

CASH AND CASH EQUIVALENTS – END OF PERIOD	$153,447	$6,705

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$117	$22
Conversion of convertible notes payable and accrued interest – related party to convertible notes payable and accrued interest	$176,502	$-
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$676,555	$-
Common stock issued for conversion of convertible notes payable and accrued interest	$590,465	$-
Conversion of accounts payable to convertible notes payable	$90,000	$115,000
Common stock issued to settle related party advances	$26,750	$-
Common stock issued to settle accrued liabilities – related party	$161,964	$-
Conversion of accrued liabilities – related party to convertible notes payable – related party	$112,500	$90,000
Debt discount related to beneficial conversion feature	$234,912	$322,867

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital and other business requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer. The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products are received by the customer. No discounts are currently offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

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

	September 30, 2021	December 31, 2020
Raw materials	$50,654	$50,654
Finished goods	18,995	19,020
	$69,649	$69,674

During the three and nine months ended September 30, 2021 and 2020, the Company determined $0 and $0, respectively, of inventory should be impaired and written-off to cost of goods sold.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the three and nine months ended September 30, 2021 and 2020 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of September 30, 2021 included 28,125,000 shares underlying restricted stock units. The total potential common shares as of September 30, 2020 includes 47,755,000 shares underlying restricted stock units, 535,000 shares for convertible loans payable - related party and 880,000 shares for convertible loans payable.

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

Note 3. Related Party Transactions

Related party convertible notes payable

As of September 30, 2021 and December 31, 2020, convertible notes payable – related party totaled $0 and $456,032, respectively.

As of December 31, 2020, Brian Thom, the Chief Executive Officer, had a convertible note payable – related party balance of $555,000 and unamortized debt discount of $199,314 for a net balance of $355,686.

During the nine months ended September 30, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was being amortized through the maturity dates and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party during the nine months ended September 30, 2021, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $600,000 which was related to $450,000 of loans to the Company and $150,000 of accrued compensation along with accrued interest of $10,135 was converted into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of September 30, 2021.

As of December 31, 2020, Louis Schiliro, the Chief Operating Officer, had a convertible note payable – related party balance of $170,000 and unamortized debt discount of $69,654 for a net balance of $100,346.

During the nine months ended September 30, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was being amortized through the maturity dates and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the nine months ended September 30, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during the current period. The remaining unamortized debt discount is $0.

During the nine months ended September 30, 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of September 30, 2021.

As of December 31, 2020, Kristofer Heaton, the Vice President of Finance, had a convertible note payable – related party balance of $3,750 and unamortized debt discount of $3,750 for net balance of $0.

During the nine months ended September 30, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and had an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and a total of $26,250 for all of Mr. Heaton’s notes was amortized to interest expense – related party during the nine months ended September 30, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of September 30, 2021.

Advances from related parties

During the nine months ended September 30, 2021, Mr. Schiliro advanced the Company $24,000 to pay for operating expenses. The advance was due on demand and non-interest bearing.

During the nine months ended September 30, 2021, the Company issued 25,000 shares of common stock to settle $20,000 of the outstanding balance. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

As of September 30, 2021 and December 31, 2020, the balance owed to Mr. Schiliro was $4,000 and $0, respectively.

Accrued liabilities

As of September 30, 2021 and December 31, 2020, $0 and $74,056 was owed to Nate Knight, who was the Company’s Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses. During the nine months ended September 30, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company record a loss on debt settlement of $8,368.

As of September 30, 2021 and December 31, 2020, $93,141 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation and reimbursable expenses. During nine months ended September 30, 2021, $45,000 of compensation was converted into a convertible note as mentioned above and $90,000 of compensation was accrued.

As of September 30, 2021 and December 31, 2020, $90,000 and $59,467 was owed to Louis Schiliro, the Chief Operating Officer, for accrued salary and reimbursable expenses, respectively. During the nine months ended September 30, 2021, $45,000 of compensation was converted into a convertible note as described above and $90,000 of compensation was accrued. During the nine months ended September 30, 2021, the Company issued 74,335 shares of common stock to settle the total prior year balance owed of $59,467. The shares of common stock had a fair market value of $79,538 and the Company recorded a loss on debt settlement of $20,071.

As of September 30, 2021 and December 31, 2020, $67,500 and $0 was owed to Kristofer Heaton, the Vice President of Finance, for accrued compensation. During the nine months ended September 30, 2021, $22,500 of compensation was converted into a convertible note as described above and $67,500 of compensation was accrued. As of September 30, 2021 and December 31, 2020, Mr. Heaton was owed $52,625 and $52,625 for prior services provided to the Company, respectively.

Equity transactions

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Douglas Beplate, Chairman of the Board, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

On January 6, 2021, the Board of Directors approved the second amendment to the RSU Agreement between the Company and Mr. Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSU’s by issuing 21,970,000 shares of common stock. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company issued to Mr. Beplate an additional 2,000,000 shares of common stock. The Company recorded $26,127,300 of stock-based compensation expense during the nine months ended September 30, 2021 related to the accelerated vesting of these RSU’s and issuance of common stock.

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

During the nine months ended September 30, 2021, 200,000 of Mr. Heaton’s RSU’s mentioned above vested due to achievement of certain Company objectives. The Company recorded stock-based compensation expense $220,000 related to the vesting of these RSU’s which was the grant date fair value.

Note 4. Convertible Notes

As of December 31, 2020, certain service providers and a medical advisor had convertible notes payable balances totaling $205,000 and unamortized debt discount of $101,080 for a net balance of $103,920.

During the nine months ended September 30, 2021, the service providers and medical advisor converted $90,000 of accrued compensation into convertible notes. The notes were convertible at $0.50 per share at the discretion of the note holders, had a maturity date of March 31, 2021 and had an interest rate of 3%. These notes resulted in a beneficial conversion feature of $90,000 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and a total of $191,080 was amortized to interest expense during the nine months ended September 30, 2021, which included the unamortized debt discount of $101,080 as of December 31, 2020 and the $90,000 recorded during the period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $295,000 along with accrued interest of $3,595 was converted into 597,139 shares of common stock leaving $0 owed to the service providers and medical advisor as of September 30, 2021.

During the nine months ended September 30, 2021, one of the Company’s legal counsel was assigned $175,000 worth of convertible notes payable and $1,502 of accrued interest after paying outstanding balances owed to Mr. Schiliro (see Note 3). The Company’s legal counsel converted the entire balance of $176,502 into 350,000 shares of common.

During the nine months ended September 30, 2021, the Company issued a total of $115,000 in convertible notes to two unaffiliated individuals to pay for operating expenses. The notes were convertible at $0.85 per share provided that in the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.85 per share, the conversion price shall be reduced to equal such lower issue price per share. The notes had a maturity date of June 30, 2021 and had an interest rate of 3%. These notes resulted in a beneficial conversion feature of $32,412 which was recorded as a debt discount. The debt discount is being amortized through the maturity dates of the notes. A total amount of $32,412 has been amortized to interest expense related to these two notes during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the $115,000 principal balance and $397 of accrued interest was converted into 137,996 shares of common stock leaving a balance of $0 owed on the two convertible notes.

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

Share issuances 2021

During the nine months ended September 30, 2021, a total of 32,455,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $24,441,170, 2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000, 125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000, 370,455 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $326,000, 100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000, 25,000 shares of commons stock were issued to settle $20,000 of related party advances (see Note 3), 152,835 shares of common stock were issued to settle accrued liabilities – related party worth $133,523 (see Note 3), 1,085,135 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $590,468 (see Note 4), 1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party of $676,555 (see Note 3), 300,000 shares of common stock were issued for litigation settlement with a fair value of $312,000 and 117,647 shares of common stock were cancelled reducing common stock by $117 and increasing additional paid-in capital by the same.

On June 25, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”) to sell Triton up to $6,000,000 of common stock. Subject to the terms and conditions of the Purchase Agreement, Triton agreed to purchase from the Company $4,000,000 in value of common shares at closing, based on a purchase price determined by dividing $200,000,000 by the number of outstanding shares of Common Stock, as reported by the Company on its most recently filed Form 10-K or 10-Q. Among customary closing conditions in the Purchase Agreement, closings under the Purchase Agreement may occur after a registration statement covering the resale of the shares which Triton has agreed to purchase from the Company is filed by the Company and declared effective by the SEC, if and when the Company issues a purchase notice to Triton for the number of shares in the purchase notice. Under the terms of the Purchase Agreement, Triton has the right to reduce the amount requested in the purchase notice or not close if the market place of the Company’s shares is below a certain threshold at the time of closing.

In addition, the Purchase Agreement grants Triton the option to purchase up to $2,000,000 worth of additional shares of common stock at the same purchase price at any time prior to the second anniversary of the closing of the transaction.

On June 29, 2021, we filed a registration statement on Form S-3 covering the above shares. The Company’s S-3 registration statement was declared effective by the SEC on September 29, 2021.

Restricted stock units

As discussed in Note 3, during the year ended December 31, 2020 the Board of Directors approved amendments to its March 25, 2019 RSU Agreement for certain management and consultants to the Company.

The amendment resulted in 9,960,000 of the RSU’s vesting on January 1, 2021. The fair value of the 9,960,000 RSU’s was $7,071,600. The compensation expense was being amortized on a straight-line basis from the date of the amendment through January 1, 2021 which is the vesting date. Stock-based compensation of $43,121 was recognized as expense during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, the Company terminated the services of one of its legal counsels who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the legal counsel vested immediately upon termination of services. This resulted in 325,000 shares of common stock being issued and $230,750 of stock-based compensation being recorded which was the fair value of the shares on the original grant date of the RSU agreement.

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

As discussed in Note 3, Mr. Heaton was granted 500,000 RSU’s. The vesting conditions are contingent upon the achievement of certain Company objectives and milestones. During the nine months ended September 30, 2021, certain objectives were achieved which resulted in the vesting of 200,000 of RSU’s granted to Mr. Heaton. The 200,000 RSU’s had a grant date fair value of $220,000 which was recorded as stock-based compensation expense.

Activity related to our restricted stock units during the six months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2020	59,330,000	$0.82
Units granted	23,220,000	$1.08
Units Exercised/Released	(32,455,000)	$0.97
Units Cancelled/Forfeited	(21,970,000)	$0.71
Total awards outstanding at September 30, 2021	28,125,000	$0.97

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur that would result in the full vesting of the restricted stock units, and as of September 30, 2021, there was $27,193,125 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 6. Litigation

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran sought damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company denied the Plaintiff’s allegations. On July 21, 2021, Mr. Safran and the Defendants entered into a Settlement Agreement and General Release whereby the Company agreed to pay $250,000 in cash and issue 300,000 shares of common stock to Mr. Safran. The 300,000 shares have a fair market value of $312,000. As of September 30, 2021, the 300,000 shares of common stock have been issued and $125,000 in cash has been paid. The remaining balance owed of $125,000 is accrued on the balance sheet.

In March 2021, the Company received payment of $304,273 from Maxim Group LLC, representing the full settlement payment in accordance with a Settlement Agreement in a previously disclosed arbitration between the Company and Maxim that was reached in December 2019.

Philip Forman, who served as Chairman, a director, Chief Executive Officer and Chief Medical Advisor of the Company at various times between 2011 and October 2015, filed a lawsuit against the Company and our then-Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The plaintiff has claimed, among other things: that the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not valid because of lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the plaintiff sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement is enforceable and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed as well as counterclaims against the plaintiff. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021 the plaintiff provided a deposition as instructed by the Court, subsequent to which the Company filed a motion for dismissal of this proceeding. The Company’s motion is currently under consideration by the court.

FSR Inc. commenced a lawsuit in 2018 against Korsair Holdings A.G. (“Korsair”) in the U.S. District Court for the Southern District of New York, seeking among other claims for relief, rescission of the transfer of 3,050,000 shares of the Company’s common stock (the “Shares”) that FSR Inc. sold to Korsair in 2011. Third-party plaintiff, JEC Consulting Associates, LLC as liquidator (“Liquidator”) of LeadDog Capital L.P., Intervenor (“Intervenor”) in the above matter, filed a third-party complaint against the Company and Douglas Beplate alleging, among other things, that the Company and Mr. Beplate refused to have the Rule 144 restrictive legend removed from the Korsair share certificate held by JEC, and concomitantly fraudulently deprived JEC as Liquidator of the ability to sell the Shares in the open market, knowingly, intentionally and directly causing economic harm to Intervenor. Intervenor further alleges that the Company and Mr. Beplate as third-party defendants are not only monetarily liable to Intervenor for compensatory damages of $2,500,000 but should be made to pay exemplary damages in an amount determined by the Court, but not less than an equal amount - $2,500,000. Intervenor demands judgment for the above referenced amounts and for the Court to also declare that the Shares are free trading; that Intervenor’s rights to 2,500,000 of the Shares are superior to the claims of plaintiff FSR Inc.; that FSR Inc. has no claim to 2,500,000 of the Shares reflected by the Korsair certificate; that the Company and Mr. Beplate are to instruct its current transfer agent to remove the restrictive legend on the Korsair certificate for the Shares; and an order directing the Company and Mr. Beplate to instruct the Company’s transfer agent to exchange the Korsair certificate for new free-trading, unrestricted certificates. The Company believes that it had legal right to decline to instruct the transfer agent to remove the restrictive legend from the Shares where the ownership of the Shares have been in dispute and the Shares have not been submitted for transfer to its transfer agent in proper form under the uniform commercial code. The Court granted the motion for a default by FSR, Inc. against Korsair Holdings, AG., but denied any claim for relief against the Company. The Court ruled that the SEC must review the claim before the matter can proceed in Court. As of the date of this filing the SEC had not commenced any such review to the Company’s knowledge.

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

Note 8. Subsequent Events

The Company has evaluated events from September 30, 2021, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follow:

On October 14, 2021, pursuant to the terms of the Purchase Agreement (see Note 5), the Company issued 61,000 shares of common stock to Triton for net proceeds of $53,802. The market value of the Company’s shares since this issuance has remained below the level under which Triton is not obligated to complete a purchase of shares. Until such time as the market price for the Company’s shares rises above the threshold price defined in the Purchase Agreement, the Company will not have access to this funding. Discussions between the Company and Triton regarding a possible amendment to the terms of the Purchase Agreement are ongoing, however, no assurance can be given that the parties will agree on amended terms under which the Company may issue shares to Triton at the prevailing share price level.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with SEC on March 30, 2021.

Company Overview

The Company develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. The Company is in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III surgical market. HemoStyp also has applications in the 510k, topical application markets that represent potential commercial opportunities for the products.

Our HemoStyp Gauze Products

HemoStyp hemostatic gauze is a collagen-like natural substance created from chemically treated cellulose derived from cotton. It is an effective hemostatic agent registered with the FDA for superficial use under a 510k approval obtained in 2012 to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin or collagen, and is hypoallergenic. When the product comes in contact with blood it expands slightly and quickly converts to a gel that subsequently breaks down into glucose and salts. Because of its benign impact on body tissue and the fact that it degrades to non-toxic end products, HemoStyp does not impede the healing of body tissue as do certain competing hemostatic products. Laboratory testing has shown HemoStyp to be 100% absorbable in the human body within 24 hours whereas other organic regenerated cellulose products may take several days to be fully absorbed. A comparative human trial conducted in 2019 and 2020 on 236 surgical patients demonstrated the effectiveness of HemoStyp in vascular, thoracic and abdominal procedures.

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

As of the filing date of this Form 10-Q, the Company’s PMA application is under Substantive Review by the FDA. On October 26, 2021, the Company submitted responses to the latest FDA requests for information and clarifications. The FDA reserves the right under its review process to seek additional information at any time and there can be no assurance that the PMA will be granted.

In anticipation of receiving a Class III PMA, we are evaluating paths to rapidly grow our revenue and profits in this market segment with the objective of maximizing shareholder value. Options under consideration include (i) a sale or merger of the Company with an industry leader in the wound care and surgical device sectors, which may include a pre-sale collaboration on commercialization and distribution, (ii) one or more commercial partnerships with established market participants, without any specific, associated sale or merger transaction, and (iii) a capital raising program to establish and grow our own marketing and distribution capabilities and generate revenue and profits organically.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, we continue to engage in regular discussions to evaluate the potential commercial partnerships as we approach the FDA decision on our Class III PMA application. There can be no assurances that any specific transaction will occur as a result of this strategy. No assurances can be given that the Company will identify suitable strategic or commercialization candidate(s) or complete a transaction.

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

Patents and Trademarks

Our NORC technology is protected through patents issued by the U.S. Patent and Trademark Office (“USPTO”) in 2013 and which protection currently runs through 2029. In 2020, we filed an additional U.S. patent that would protect the use of our NORC technology in a gel or hydrocolloid formulation. On January 21, 2021, the U.S. Patent Office provided notification of publication of the Company’s patent application for the method of forming and using a hemostatic hydrocolloid. This publication does not imply any assurance of the receipt of the patent but establishes an obligation of any party that seeks to use the applicable method to pay royalties for the right to do so. The patent application for this process remains pending as of the date of this filing.

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

The Company has registered trademarks for the following:

•	BooBoo Strips

•	The Ultimate Bandage

•	Hemostrip

•	Nik Fix

Results of Operations for the three months ending September 30, 2021 and 2020

The following table sets forth a summary of certain key financial information for the three months September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020

Revenue	$-	$136

Gross profit	$-	$102

Operating (expenses)	$(724,416)	$(9,105,901)

Operating (loss)	$(724,416)	$(9,105,799)

Other income (expense)	$-	$(115,560)

Net (loss)	$(724,416)	$(9,221,359)

Basic and diluted	$(0.00)	$(0.05)

Three Months ended September 30, 2021 versus Three Months ended September 30, 2020

During the three months ended September 30, 2021 and 2020, the Company had $0 and $136 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from obtaining this PMA and, if granted, pursuing opportunities that we anticipate will be available to the Company.

Total operating expenses for the three months ended September 30, 2021 and 2020 were $724,416 and $9,105,901, respectively.

The decrease in operating expenses is mainly due to a decrease in stock-based compensation expense of $8,418,422 and a decrease in research and development expenses of $40,285. The decrease in stock-based compensation is due to the Company having recorded $8,484,672 of stock-based compensation related to an amendment to the restricted stock award agreement made during the three month period ended September 30, 2020. The amendment resulted in the vesting of 7,595,000 of RSUs and the immediate recognition of $5,392,450 of expenses and an additional $3,092,222 of stock-based compensation from the amortization of the RSUs that vested on January 1, 2021. In addition, the Company issued 250,000 shares of common stock to consultants for services with a value of $153,750 during the three month period ended September 30, 2020. The Company only incurred stock-based compensation of $220,000 during the three-month period ended September 30, 2021 related to the vesting of RSU’s.

Other income (expense) for the three months ended September 30, 2021 and 2020 was $0 and $(115,560), respectively. The decrease in other expense was due to a decrease in interest expense of $115,560 as the Company had no outstanding notes payable or other interest bearing obligations during the three month period ended September 30, 2021. During the three month period ended September 30, 2020, the Company had total interest expense of $115,560 comprised of $111,606 for amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party.

The net loss for the three months ended September 30, 2021 was $724,416 as compared to net loss of $9,221,359 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $8,381,485 and a decrease in other expenses of $115,560, as explained above.

Results of Operations for the nine months ending September 30, 2021 and 2020

The following table sets forth a summary of certain key financial information for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020

Revenue	$59	$563

Gross profit	$34	$368

Operating (expenses)	$(28,729,704)	$(10,377,849)

Operating (loss)	$(28,729,670)	$(10,377,481)

Other income (expense)	$(346,360)	$(162,751)

Net (loss)	$(29,076,030)	$(10,540,232)

Basic and diluted	$(0.13)	$(0.06)

Nine Months ended September 30, 2021 versus Nine Months ended September 30, 2020

During the nine months ended September 30, 2021 and 2020, the Company had $59 and $563 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA. The Company is continuing this strategy based on our belief that the greatest value to our shareholders will come from obtaining this PMA and, if granted, pursuing opportunities that we anticipate will be available to the Company.

Total operating expenses for the nine months ended September 30, 2021 and 2020 were $28,729,704 and $10,377,849, respectively.

The increase in operating expenses is due primarily to an increase in stock-based compensation expenses of $17,945,626 and $562,000 related to the settlement of litigation. The Company recorded a total $26,732,173 of stock-based compensation during the nine months ended September 30, 2021 compared to $8,786,547 during the nine months ended September 30, 2020.

The increase in stock-based compensation is primarily related to vesting and amortization of RSUs. During the nine months ended September 30, 2021, the Company amended the RSU agreement with its former Chief Executive Officer and current Chairman. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021, issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000 and issued 525,000 shares of common stock valued at $450,750 due to vesting of RSUs.

During the nine months ended September 30, 2020, the Company recorded $8,484,672 of stock-based compensation related to the amendment to the restricted stock award agreement made during the period. The amendment resulted in the vesting of 7,595,000 RSUs resulting in the immediate recognition of $5,392,450 of expenses and an additional $3,092,222 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021. In addition, the Company issued 425,000 shares of common stock to consultants for services with a value of $301,875.

Other income (expense) for the nine months ended September 30, 2021 and 2020 was $(346,360) and $(162,751), respectively. The increase in other expense was due to total interest expense of $615,443 and loss on debt settlement of $35,190 offset by other income of $304,273. The increase in interest expense is primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the nine months ended September 30, 2021 totaling $608,710 compared to $158,110 in the nine months ended September 30, 2020. The loss on debt settlement is due to the Company issuing shares of common stock with a fair value of $188,713 for the settlement of $153,523 of various debts and accrued liabilities – related party. Other income is due to the Company receiving $304,273 as full and final payment for settlement of its December 2019 arbitration with Maxim.

The Company’s net loss for the nine months ended September 30, 2021 was $29,076,030 as compared to net loss of $10,540,232 for the comparable period of the prior year. The $18,535,798 increase in the net loss is due to an $18,351,855 increase in operating expenses and an increase in other expenses from $162,751 during the nine months ended September 30, 2020 to $346,360 for the nine months ended September 30, 2021 as explained above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, the Company had a negative working capital of $969,823. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations that will allow us to fund our current administrative and other expenses while we seek FDA Class III approval. Our primary strategy calls for one or more commercial collaborations to market and distribute current and future HemoStyp products to the Class III marketplace, or to pursue a strategic transaction including a potential sale of the Company. If we are not successful in our strategy, we cannot assure that we will be able to fund a standalone marketing strategy, and if we do, we cannot assure we will attain profitable operations within the next year or at all. The report of our independent registered public accounting firm on our 2020 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in operating conditions in the healthcare industry.

Cash Flows

The Company’s cash on hand at September 30, 2021 and December 31, 2020 was $153,447 and $46,076, respectively.

The following table summarizes selected items from our statements of cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(457,629)	$(1,180,494)
Net cash used in investing activities	-	(92,089)
Net cash provided by financing activities	565,000	1,262,664

Net increase (decrease) in cash and cash equivalents	$(107,371)	$(9,919)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $457,629. The Company had net loss of $29,076,030 offset by non-cash stock-based compensation of $26,732,173, amortization of debt discount of $608,710, stock issued for litigation settlement of $312,000 and a loss on settlement of debt of $35,190. The Company also had a decrease in inventory of $25, change in accounts payable and accrued expenses of $442,857, a change in accounts payable and accrued expenses related party of $367,446 and a change in accrued litigation settlement of $125,000. The Company also had an increase in prepaid and other current assets of $5,000.

Net cash used in operating activities for the nine months ended September 30, 2020 was $1,180,494. The Company had net loss of $10,540,232 offset by stock-based compensation of $8,786,547, amortization of debt discount of $158,110 a decrease in inventory of $194, an increase in accounts payable and accrued expenses of $279,782 and an increase in accrued liabilities - related party of $145,105. The Company also had an increase in prepaid and other current assets of $10,000.

Net Cash Used by Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2021.

Net cash used in investing activities for the nine months ended September 30, 2020 was $92,089 for the purchase of manufacturing equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $565,000 consisting of $24,000 in proceeds from a related party loan, $426,000 in proceeds from the sale of stock and $115,000 in proceeds from the issuance of convertible notes.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,262,664 consisting of $325,000 in proceeds from a convertible loan, $337,730 from related parties, $1,105,696 in proceeds from the sale of stock offset by payments of $505,762 made on related party loans.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no off-balance sheet arrangements.

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

As of September 30, 2021, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 6” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2020, other than as set forth below.

The Securities and Exchange Commission has notified us that it has made a preliminary determination to recommend that an enforcement action be filed relating to a private investigation regarding our Company, the resolution or outcome of which cannot be predicted with any certainty

The Securities and Exchange Commission has been conducting a private investigation concerning the Company since November 2018, in which the Company has been fully cooperating. The basis of the Commission’s inquiry relates to our original accounting revenue recognition treatment of the following two events in 2017:

•

The first event involved an order which the Company earmarked to fill from an in-bound shipment of product that was lost in transit. The Company recognized $130,725 in revenue from this event in the first quarter of 2017. The lost in-bound product was never recovered and the product could not be shipped to fill the order, and the customer canceled the order in the second quarter of 2017. This event was subsequently corrected to back out the revenue and exclude it from the audited 2017 annual financial statements which were included in our 2017 Annual Report on Form 10-K. The Company’s prior interim period financial statements for 2017 were not restated to reflect the correction.

•

The second event related to a shipment of product which the Company commenced processing for a customer without a purchase order at the end of December 2017. The product was shipped from our warehouse in December 2017 to our third-party sterilization-contractor and ultimately shipped to the customer in January 2018 and received by the customer on February 2, 2018. The Company recognized $438,596 in revenue from this event in its 2017 audited annual financial statements. The Company’s customer disputed the shipment and did not pay the Company for this product. The Company, in consultation with its then auditor, Haynie & Company, ultimately wrote off the recorded receivable in the third and fourth quarters of 2018 as a bad debt expense. Those write-offs were reflected in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 and Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In February 2020, we commenced a lawsuit against our customer to recover payment for the products they received and which we allege they have marketed and sold, which is currently pending in the U.S. District Court for the Southern District of Texas. Due to uncertainty inherent in litigation, we cannot predict the outcome of this action.

On December 17, 2019, Haynie & Company, the auditors of our 2017 and 2018 annual financial statements, advised us that they were resigning as our independent registered accountant, as we reported in a Current Report on Form 8-K that we filed with the Commission on December 23, 2019. As we disclosed in that Current Report, Haynie & Company orally advised the Company that they were ceasing as the Company’s accountant because they did not want to take on the additional work of performing the internal control audit of the Company in connection with the 2019 fiscal year audit. The internal control audit was required due to the increased market capitalization of the Company. The Company engaged MAC Accounting Group, LLP as its independent registered accountant on December 20, 2019, which was also disclosed in that Current Report.

Four months later, on March 24, 2020, Haynie & Company delivered a letter to the Company claiming: that they had discovered inaccurate and incomplete information relating to the amount for revenue and inventory for the 2017 interim periods; that based on investigation and new information of which they became aware, the Company’s annual financial statements for 2017 and 2018 and the interim periods in 2017, 2018 and 2019 were materially inaccurate, incomplete and should be withdrawn, restated or corrected where appropriate; and that it was withdrawing its reports on the Company’s 2017 and 2018 financial statements. The Company disclosed the foregoing in a Current Report on Form 8-K filed with the Commission on March 31, 2020, as amended on Form 8-K/A filed with the Commission on April 2, 2020.

In July 2020, in consultation with our current auditor, MAC Accounting Group, LLP, and in light of the information available to us at that time, we determined that no revenue should have been recognized in 2017 or 2018 from the second event described above in 2017 or 2018 as it did not meet all of the revenue recognition criteria under ASC 605 which was in effect at the time of the event, nor under and ASC 606, which we adopted on January 1, 2018.

In order to reflect a correction to the revenue recognition treatment from the two events, we included restatements of our audited annual financial statements for 2017 and 2018 and unaudited financial statements for certain quarterly periods during 2017, 2018 and 2019 in our 2019 Annual Report on Form 10-K which we filed with the Commission on July 9, 2020.

In August 2020, we commenced a lawsuit against our former auditor Haynie & Company which is currently pending in Utah State Court, asserting claims related to, among other things, professional negligence – accounting malpractice, and breach of fiduciary duty, in connection with the Company’s audited financial statements for 2017 and quarterly periods during 2017. Due to uncertainty inherent in litigation, we cannot predict the outcome of this action.

On September 13, 2021, the SEC Staff notified us that it has made a preliminary determination in their 34-month investigation to recommend that the Commission file an enforcement action against our Company, our director and former CEO, Douglas Beplate, and our director and Chief Operating Officer, Louis Schiliro. The action would allege certain violations of the federal securities laws stemming from the original accounting treatment of the two events mentioned above and conduct relating to that, including violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, and Section 17(a) of the Securities Act of 1933. The SEC Staff informed the Company and Messrs. Beplate and Schiliro that their recommendation would involve a civil injunctive action and would seek remedies that may include injunctions, disgorgement, pre-judgment interest and civil money penalties. Remedies may also include debarment from serving as a director or officer of any SEC registrant and restrictions from engaging in certain activities involving “penny stocks” as defined under the Exchange Act, the latter known as the Penny Stock Bar. The SEC Staff’s notice is neither a formal charge of wrongdoing nor a final determination that the recipient of the notice has violated any law. On October 14, 2021, in accordance with the Commission’s Rules on Informal and Other Procedures, we made a submission to the Commission to bring facts to the Commission’s attention in connection with its consideration of this matter. Messrs. Beplate and Schiliro have each informed the Commission that they will not be making a submission. While we expect to engage in a dialogue with the SEC Staff to work toward a resolution of this matter, we cannot predict whether this matter will be settled without any enforcement action being taken; or if it is not so settled, what the outcome, remedies or the duration of the investigation or any legal proceedings or enforcement actions that may be brought will be.

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020. These risk factors should be carefully considered along with the information provided elsewhere in this report, as they could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes all sales and issuances by the Company of unregistered securities from January 1, 2021 through September 30, 2021. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital and general corporate purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2021	Common Stock	34,255,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
February 5, 2021	Common Stock	100,000	$111,000 of services rendered at $1.11 per share
February 16, 2021	Common Stock	100,000	$85,000 conversion of debt at $0.85 per share
March 30, 2021	Common Stock	125,000	$100,000 in cash at $0.80 per share;
January – March 31, 2021	Common Stock	2,400,250	$1,151,626 conversion of notes at $0.50 per share

January – March 31, 2021	Common Stock	177,835	$153,523 of debt and accrued liabilities
June 30, 2021	Common Stock	37,996	$30,396 conversion of notes and accrued interest thereon at $0.80 per share
July 21, 2021	Common Stock	300,000	$312,000 settlement of litigation at $1.04 per share
August – September 2021	Common Stock	370,455	$326,000 in cash at $0.88 per share

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

UNITED HEALTH PRODUCTS, INC.

Dated: November 4, 2021	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Douglas Beplate		November 4, 2021
	Douglas Beplate	Chairman of the Board

By:	/s/ Brian Thom		November 4, 2021
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton		November 4, 2021
	Kristofer Heaton	Vice President, Finance and Principal Financial Officer

By:	/s/ Louis Schiliro		November 4, 2021
	Louis Schiliro	Director

By:	/s/ Robert Denser		November 4, 2021
	Robert Denser	Director

