Form 10-K
period 2021-12-31
United Health Products, Inc.
filed 2022-04-01
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of June 30, 2021, the number of shares held by non-affiliates was approximately 187,735,763 shares. The approximate market value based on the last sale (i.e. $1.01 per share as of June 30, 2021, the last business day of the second quarter) of the Company’s Common Stock was approximately $189,613,121.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of March 31, 2022 was 228,829,891.

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“UHP” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European CE Mark surgical markets.

Recent Developments

The following developments in the Company’s business have occurred during 2021 and prior to the filing of this report:

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

•

On February 11, 2021, the Company was notified that its application to establish global patent protection for the process of creating and deploying a hydrocolloid (or gel) format of its previously patented HemoStyp technology was accepted for publication under the procedures of the Patent Cooperation Treaty, an international patent law treaty which provides a unified procedure for filing a patent application in most foreign countries. We previously filed provisional patent applications for our HemoStyp hydrocolloid process in 2020. In January 2022 the Company initiated steps to register its hydrocolloid patent in  the European common market and nine additional foreign countries where we intend to commercialize any future HemoStypo gel formats. .

•

In May 2021 the Food and Drug Administration (FDA) provided a series of questions and comments on our Premarket Approval (PMA) application, primarily related to the manufacturing process and standard operating procedures. Subsequent to this communication the Company acquired and implemented industry standard good manufacturing practice (GMP) software and submitted specific responses to the FDA in October 2021. On January 18, 2022 the FDA requested that these responses be incorporated into our full PMA application and the application be reformatted and submitted using the FDA’s Electronic Submission Gateway (ESG).  We are working with our regulatory consulting partner to complete the FDA’s requested actions.

Our HemoStyp Gauze Products

HemoStyp hemostatic gauze is a collagen-like natural substance created from chemically treated cellulose derived from cotton. It is an effective hemostatic agent registered with the FDA for superficial use under a 510k approval obtained in 2012 to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin, collagen or animal-derived products, and is hypoallergenic. When the product comes in contact with blood it expands slightly and quickly converts to a translucent gel that subsequently breaks down into glucose and salts. Because of its benign impact on body tissue and the fact that it degrades to non-toxic end products, HemoStyp does not impede the healing of body tissue as do certain competing hemostatic products. Laboratory testing has shown HemoStyp to be 100% absorbable in the human body within 24 hours, compared to days or weeks with competing organic regenerated cellulose products. A human trial conducted in 2019 and 2020 demonstrated the effectiveness of HemoStyp in vascular, thoracic and abdominal surgical procedures.

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

In 2018, we made the decision to focus our efforts and resources on accessing these Class III markets to maximize the value potential of our HemoStyp. The Class III PMA process required a substantial investment of time and resources so we made the strategic determination to pause our sales and marketing to non-Class III markets in order to devote our full attention to the FDA process. In the fourth quarter of 2021, with our PMA application largely complete and under review by the FDA, we re-engaged with certain consumers and distributors of 510-k hemostatic products with the objective of developing a revenue channel in this market going forward. Our primary market focus for this initiative includes the hemodialysis and emergency medicine sectors.

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

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, we continue to engage in discussions to evaluate the potential commercial partnerships in anticipation of an FDA decision on our Class III PMA application. There can be no assurances that any specific transaction will occur as a result of these discussions. No assurances can be given that the Company will identify any commercialization candidate(s) or complete a transaction.

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

Patents and Trademarks

Our NORC technology is protected through patents filed with the U.S. Patent and Trademark Office, which protection currently runs through 2029. In 2020 and 2021, we filed additional U.S. and International patents that protect the use of our NORC technology in a gel or hydrocolloid formulation.

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips

•	The Ultimate Bandage

•	Hemostrips

•	Nik Fix

Competition

The wound care products market in the United States is concentrated among large and established companies such as Baxter International, Becton Dickinson & Company, Bristol-Myers Squibb Company, Johnson & Johnson and 3M Company, each of which have greater capital and operational resources than us. Our hemostatic gauze product will directly compete in the gauze markets served by these companies. In this market, competitive factors include product performance, price, breadth of product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

Research and Development Expenditures

In the years ending December 31, 2021 and 2020 we incurred $237,458 and $245,218, respectively, in research and development expenditures.

Personnel

As of March 31, 2022, we have seven full-time personnel working under consulting agreements. Additionally, we have four Medical Advisory Board members.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and we may continue to lose money in the future

For the years ended December 31, 2021 and 2020, the Company had a net loss of $30,549,183  and $15,711,400, respectively. We may continue to lose money in the future, and we will rely on financing to fund our business strategy for the foreseeable future as discussed in the Risk Factor “We will need additional financing to execute our business plan and fund operations, which may not be available”.

We can provide no assurances that given that the Class III application for internal surgical procedures will be approved by the FDA.

In May 2021 the FDA provided a series of questions and comments on our PMA application, primarily related to our manufacturing process and standard operating procedures. Subsequent to this communication the Company acquired and implemented industry standard good manufacturing practice (GMP) software and submitted specific responses to the FDA in October 2021. On January 18, 2022 the FDA requested that these responses be incorporated into our full PMA application and resubmitted. We are incorporating these materials into our PMA application and will to resubmit to the FDA once completed. There can be no assurance that our application, once resubmitted, will lead to a successful FDA decision regarding a PMA.

The Securities and Exchange Commission has notified us that it has made a preliminary determination to recommend that an enforcement action be filed relating to a private investigation regarding the Company, the resolution or outcome of which cannot be predicted with any certainty

The Securities and Exchange Commission has been conducting a private investigation concerning the Company since November 2018, in which the Company has been fully cooperating. The basis of the Commission’s inquiry relates to our original accounting revenue recognition treatment of the following two events in 2017:

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

•

The second event related to a shipment of product which the Company commenced processing for a customer without a purchase order at the end of December 2017. The product was shipped from our warehouse in December 2017 to our third-party sterilization-contractor and ultimately shipped to the customer in January 2018 and received by the customer on February 2, 2018. The Company recognized $438,596 in revenue from this event in its 2017 audited annual financial statements. The Company’s customer disputed the shipment and did not pay the Company for this product. The Company, in consultation with its then auditor, Haynie & Company, ultimately wrote off the recorded receivable in the third and fourth quarters of 2018 as a bad debt expense. Those write-offs were reflected in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 and Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In February 2020, we commenced a lawsuit against our customer to recover payment for the products they received and which we allege they have marketed and sold, which is currently pending in the U.S. District Court for the Southern District of Texas. In January 2022, the court granted our customer’s motion for summary judgment and dismissed all of the Company’s claims. Our customer has a counterclaim against the Company seeking to be reimbursed for legal fees and related expenses in the litigation. Due to uncertainty inherent in litigation, we cannot predict the outcome of the counterclaim.

On December 17, 2019, Haynie & Company, the auditors of our 2017 and 2018 annual financial statements, advised us that they were resigning as our independent registered accountant, as we reported in a Current Report on Form 8-K that we filed with the Commission on December 23, 2019. As we disclosed in that Current Report, Haynie & Company orally advised the Company that they were ceasing as the Company’s accountant because they did not want to take on the additional work of performing the internal control audit of the Company in connection with the 2019 fiscal year audit that was required due to the Company’s increased market capitalization. The Company engaged MAC Accounting Group, LLP as its independent registered accountant on December 20, 2019, which was also disclosed in that Current Report.

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

In July 2020, in consultation with our current auditor, MAC Accounting Group, LLP, and in light of the information available to us at that time, we determined that no revenue should have been recognized in 2017 or 2018 from the second event described above as it did not meet all of the revenue recognition criteria under ASC 605 which was in effect at the time of the event, nor under and ASC 606, which we adopted on January 1, 2018.

In order to reflect a correction to the revenue recognition treatment from the two events, we included restatements of our audited annual financial statements for 2017 and 2018 and unaudited financial statements for certain quarterly periods during 2017, 2018 and 2019 in our 2019 Annual Report on Form 10-K which we filed with the Commission on July 9, 2020.

In August 2020, we commenced a lawsuit against Haynie & Company which is currently pending in Utah State Court, asserting claims related to, among other things, professional negligence – accounting malpractice, and breach of fiduciary duty, in connection with the Company’s audited financial statements for 2017 and quarterly periods during 2017. Due to uncertainty inherent in litigation, we cannot predict the outcome of this action.

On September 13, 2021, the SEC Staff notified us that it has made a preliminary determination in their 34-month investigation to recommend that the Commission file an enforcement action against our Company, Douglas Beplate (our former director, former Chairman of the Board and former CEO), and Louis Schiliro (our former director and former Chief Operating Officer). The action would allege certain violations of the federal securities laws stemming from the original accounting treatment of the two events mentioned above and conduct relating to that, including violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder, and Section 17(a) of the Securities Act of 1933. The SEC Staff informed the Company and Messrs. Beplate and Schiliro that their recommendation would involve a civil injunctive action and would seek remedies that may include injunctions, disgorgement, pre-judgment interest and civil money penalties. Remedies may also include debarment from serving as a director or officer of any SEC registrant and restrictions from engaging in certain activities involving “penny stocks” as defined under the Exchange Act, the latter known as the Penny Stock Bar. The SEC Staff’s notice is neither a formal charge of wrongdoing nor a final determination that the recipient of the notice has violated any law. On October 14, 2021, in accordance with the Commission’s Rules on Informal and Other Procedures, we made a submission to the Commission to bring facts to the Commission’s attention in connection with its consideration of this matter. We are engaged in a dialogue with the SEC Staff to work toward a resolution of this matter, however we cannot predict whether this matter will be settled without any enforcement action being taken; or if it is not so settled, what the outcome, remedies or the duration of the investigation or any legal proceedings or enforcement actions that may be brought will be.

Impacts of COVID-19 has delayed the FDA’s review and decision on our application for Class III PMA of our HemoStyp product.

COVID-19 caused a diversion of resources at the FDA which has slowed the review and decision on our FDA PMA application. During the fourth quarter of 2020 the FDA was able to re-engage with us regarding our application. However, the FDA’s response times in 2021 continued to be longer than they customarily would be. While the FDA remains engaged with us, the COVID-19 pandemic continues to be its priority and we cannot predict the extent to which current and future COVID-19 related work may impact the FDA’s ability to review and arrive at a determination on our PMA application.

No assurances can be given that our Management plans to penetrate all market segments will be successful.

We continue to believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. As of the filing date of this Form 10-K, the FDA review process is ongoing and we are preparing to submit an application for CE Mark approval in order to access the European market. In the event we receive Class III and CE Mark approvals, the success of which cannot be assured, we are evaluating the best paths grow our revenue and profits in all potential markets, which could include one or more commercial partnerships and licensing agreements with established market participants or an acquisition/merger agreement with any such participants, each as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth. We will carefully evaluate the returns on investment to create shareholder value of each of these strategies. No assurances can be given that our plans to penetrate all market segments or be acquired/merged with an established market participant will be successful on terms satisfactory to us, if at all.

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

We currently have a working capital deficit, minimal cash and limited sales of our products. As result of the Company’s financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success will depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

Our ability to obtain needed financing may be impaired by such factors as capital markets disruptions, both generally and specifically relating to the healthcare industry, and events that have a negative impact on existing and potential investors or funding sources. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs we may be required to cease operations.

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

Our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2021. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2021 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

Impacts of COVID-19 to Business and the General Economy

COVID-19 has caused a material and substantial adverse impact on the general economy, the impacts of which are currently not fully known. We are conducting business as usual with some modifications and have observed other companies taking precautionary and preemptive actions to address COVID-19. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, potential partners, suppliers and stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company is utilizing on a temporary basis, rent free, a central mailing address as its principal executive office, located at 10624 S. Eastern Avenue, Ste. A209, Henderson, NV 89052. The Company is a virtual company with personnel in Nevada and five other states working remotely.

ITEM 3. LEGAL PROCEEDINGS

The following material legal proceedings are pending against us:

Philip Forman, who served in positions as Chairman, a director and Chief Medical Officer at various time between 2011 and October 2015, filed a lawsuit against the Company and our former Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The claimant has claimed, among other things, that: the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which amended the Employment Agreement on October 1, 2015, is not enforceable due to lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the claimant sold Company shares issued to him under the Amendment to a third party is unenforceable (despite the fact that payment for the shares under the Stock Purchase Agreement was made); that the term of the plaintiff’s 2014 Employment Agreement remain in effect and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were issued to him and sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company believes that it has meritorious defenses to the matters claimed. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021 the plaintiff provided a deposition as instructed by the Court, subsequent to which the Company filed a motion for dismissal of this proceeding. On February 14, 2022, the Court issued an Order which declared the Amendment to be unenforceable and thus the terms of the original Employment Agreement to remain in effect. The Order also noted that the Company is not a party to the Stock Purchase Agreement, and the Employment Agreement does not constitute a prior agreement that could have been superseded by the Stock Purchase Agreement. The parties are currently engaged in settlement discussions.

In 2018 an action was commenced in the United States District Court Southern District of New York entitled JEC Consulting Associates, LLC. Liquidator of Lead Dog Capital LP against United Health Products t/k/a United EcoEnergy Corp and Douglas K. Beplate under Docket Number 18-cv-1139 (ER). The third party action sought to remove a restrictive legend from a particular stock certificate for Three Million Fifty Thousand (3,050,000) shares and declare the shares to be free trading. The third party plaintiff alleges that the Company and Mr. Beplate refused to have the restrictive legend on the stock certificate removed under Rule 144 and sought compensatory and punitive damages. The Federal court issued an order that the Securities Exchange Commission should review the claim before the District Court renders a final ruling. Discovery appears to be substantially complete and settlement discussions between the third party plaintiff and the Company have been initiated.

Litigation commenced by the Company:

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the Texas District Court for the 215th Judicial District of Harris County against defendants Patterson Companies Inc., Patterson Management, L.P., Patterson Veterinary, Inc. and Patterson Logistics Services, Inc., and Animal Health International, Inc. On March 5, 2020, the defendants removed the case to U.S. District Court for Southern District of Texas. The defendants filed a Motion for Summary Judgment which was granted by the court on January 19, 2022 dismissing the Company’s claims. The defendants filed a counterclaim against the Company seeking to be reimbursed for legal fees and related expenses in the litigation. On February 11, 2022, the parties entered into a final Settlement Agreement and Mutual Release wherein the Company paid $120,000 to the defendant.

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company has denied the allegations. Discovery is largely complete and the parties have each submitted a report by their respective expert witness to the Court.

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

	High	Low
For Year Ended 2021
First Quarter	$1.18	$1.00
Second Quarter	$1.19	$0.83
Third Quarter	$1.08	$0.94
Fourth Quarter	$0.99	$0.53

For Year Ended 2020
First Quarter	$1.30	$0.60
Second Quarter	$0.86	$0.71
Third Quarter	$1.89	$0.55
Fourth Quarter	$1.49	$1.28

(b) Holders

As of March 31, 2022, there were approximately 413 holders of record of the Company’s issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

The following table summarizes all sales and issuances by the Company of unregistered securities during the year ended December 31, 2021. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital and general corporate purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2021	Common Stock	31,930,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
January 2021	Common Stock	2,000,000	$2,180,000 of services rendered at $1.09 per share
February 5, 2021	Common Stock	100,000	$111,000 of services rendered at $1.11 per share
February 16, 2021	Common Stock	100,000	$85,000 conversion of debt at $0.85 per share
March 30, 2021	Common Stock	125,000	$100,000 in cash at $0.80 per share;
January – March 31, 2021	Common Stock	2,300,250	$1,151,626 conversion of notes at $0.50 per share
January – March 31, 2021	Common Stock	177,835	In satisfaction of debt and accrued liabilities of $153,523 valued at $188,713
April 2021	Common Stock	325,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
June 30, 2021	Common Stock	37,996	$30,396 conversion of notes and accrued interest thereon at $0.80 per share
July 21, 2021	Common Stock	300,000	$312,000 settlement of litigation at $1.04 per share
August – September 2021	Common Stock	370,455	$326,000 in cash at $0.88 per share
September 2021	Common Stock	200,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards(1)
October 15, 2021	Common Stock	61,000	$53,802 in cash at $0.88 per share
November 2021	Common Stock	1,240,250	In satisfaction of accrued liabilities of $617,625 valued at $1,017,005
November 2021	Common Stock	35,000	N/A. Issued upon vesting and settlement of Restricted Stock Unit awards
November 2021	Common Stock	125,000	$102,500 of services rendered at $0.82 per share

(1)

See Item 11 Executive Compensation under the heading Stock Awards – Restricted Stock Units in Company’s Form 10-K for the year ended December 31, 2020, filed March 30, 2021 for a discussion about the Restricted Stock Unit Agreements under which these shares were issued.

During the year ended December 31, 2021, there were no repurchases of the Company’s unregistered securities.

(e) Description of Our Capital Stock

The following description of our capital stock is a summary only and is qualified by reference to our Certificate of Incorporation and Bylaws, which are included as Exhibits 3.1, 3.2, 3.3 and 3.4 to this report.

General

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share. As of March 31, 2022, there were 228,829,891 shares of common stock issued and outstanding.

Common Stock

Each holder of Common Stock will be entitled to one vote for each share of Common Stock held of record by such holder with respect to all matters to be voted on or consented to by our stockholders, except as may otherwise be required by applicable Nevada law. The stockholders will not have pre-emptive rights under our Certificate of Incorporation to acquire additional shares of Common Stock or other securities. The Common Stock will not be subject to redemption rights and will carry no subscription or conversion rights. In the event of liquidation of the Company, the stockholders will be entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for each class of capital stock having preference over the Common Stock (if any). Subject to the laws of the State of Nevada, and the rights of the holders of any outstanding series of preferred stock (if any), the Board of Directors will determine, in their discretion, to declare dividends advisable and payable to the holders of outstanding shares of Common Stock.

Transfer Agent and Registrar

Pacific Stock Transfer Company is the registrar and transfer agent for our shares of common stock. Its address is 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119, United States; Telephone: (800) 785-7782.

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

Results of Operations years ending December 31, 2021 and 2020

The following table sets forth a summary of certain key financial information for the years ended December 31, 2021 and 2020:

	2021	2020

Revenue	$59	$643

Gross profit	$34	$448

Operating (expenses)	$(29,800,669)	$(14,849,099)

Operating (loss)	$(29,800,635)	$(14,848,651)

Other income (expense)	$(748,548)	$(862,749)

Net (loss)	$(30,549,183)	$(15,711,400)

Basic and diluted	$(0.14)	$(0.09)

Year ended December 31, 2021 versus year ended December 31, 2020

During the year ended December 31, 2021 and 2020, the Company had $59 and $643 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the year ended December 31, 2021 and 2020 were $29,800,669 and $14,849,099, respectively. The increase in operating expenses is due primarily to a $14,138,292 increase in stock-based compensation expense, $69,649 write-off of inventory, $101,350 write-off of property and equipment and $682,000 of litigation settlement expense during 2021 (see Note 7 to the financial statements) which the Company did not have in 2020.

The increase in stock-based compensation is primarily related to vesting and amortization of RSUs. During the year ended December 31, 2021, the Company amended the RSU agreement with its former Chief Executive Officer and Chairman. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021, issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000, issued 125,000 shares of common stock for services valued at $102,500 and issued 560,000 shares of common stock valued at $477,175 due to vesting of RSUs.

During the year ended December 31, 2020, the Company recorded $12,420,930 of stock-based compensation related to an amendment to the restricted stock award agreement made during the year. The amendment resulted in the vesting of 7,595,000 of restricted stock unit (“RSU”) awards and the immediate recognition of $5,392,450 of expenses and also $7,028,480 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021. The Company also issued 425,000 shares of common stock for services with a value of $301,875.

Other income (expense) for the year ended December 31, 2021 and 2020 was $(748,548) and $(862,749), respectively. The increase in other expense was due to total interest expense of $618,251 and loss on debt settlement of $434,570 offset by other income of $304,273. The increase in interest expense is primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the year ended December 31, 2021 totaling $608,710 compared to $535,766 in the year ended December 31, 2020. The loss on debt settlement is due to the Company issuing shares of common stock with a fair value of $1,205,718 for the settlement of $771,148 of various debts and accrued liabilities – related party. Other income is due to the Company receiving $304,273 as full and final payment for settlement of its December 2019 arbitration with Maxim.

Our net loss for the year ended December 31, 2021 was $30,549,183 as compared to a net loss of $15,711,400 for the prior year. The increase in the net loss is due to an increase in stock-based stock compensation of $14,138,292, $69,649 write-off of inventory, $101,350 write-off of property and equipment and an increase in litigation settlement expenses of $682,000 compared to the prior year for the reasons described above.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2021, the Company had a negative working capital of $1,141,894. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2021 and 2020 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its initial operations with private placements, and unsecured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand as of December 31, 2021 and 2020 was $21,799 and $46,076, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2021 and 2020:

	2021	2020
Net cash used in operating activities	$(828,079)	$(1,325,862)
Net cash used in investing activities	-	(101,350)
Net cash provided by financing activities	803,802	1,456,664

Net increase (decrease) in cash and cash equivalents	$(24,277)	$29,452

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $828,079. The Company had net loss of $30,549,183 offset by non-cash stock-based compensation of $26,861,097, amortization of debt discount of $608,710, stock issued for litigation settlement of $312,000, write-off of inventory of $69,649, write-off of property and equipment of $101,350 and a loss on settlement of debt of $434,570. The Company also had a decrease in inventory of $26, change in accounts payable and accrued expenses of $693,692, a change in accounts payable and accrued expenses related party of $525,011 and a change in accrued litigation settlement of $120,000. The Company also had an increase in prepaid and other current assets of $5,000.

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

Net Cash Used by Investing Activities

The Company did not have any investing activities during the year ended December 31, 2021.

Net cash used in investing activities for the year ended December 31, 2020 was $101,350, used to purchase manufacturing equipment during the year.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $803,802 consisting of $245,500 in proceeds from related party loans, $479,802 in proceeds from the sale of stock and $115,000 in proceeds from the issuance of convertible notes offset by $36,500 of repayments to related parties.

Net cash provided by financing activities for the year ended December 31, 2020 was $1,456,664, comprised of $1,130,696 in proceeds from the sale of stock and receipt of $831,730 from related parties offset by repayment of $505,762 in related party loans.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2021 and 2020, and the related statement of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations, has negative working capital and operations have not provided cash flows to cover operating expenses or meet current obligations.  This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to United Health Products, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. United Health Products, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group, LLP

We have served as United Health Products, Inc.’s auditor since 2019.

Midvale, Utah

April 1, 2022

PCAOB ID 6258

    UNITED HEALTH PRODUCTS, INC.

Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and Cash Equivalents	$21,799	$46,076
Inventory	-	69,674
Prepaid and other current assets	5,000	-
Total current assets	26,799	115,750

Property and equipment	-	101,350

TOTAL ASSETS	$26,799	$217,100

Current Liabilities
Accounts payable and accrued expenses	$826,486	$416,759
Accrued liabilities - related parties	3,207	193,651
Accrued litigation settlement	120,000	-
Loans payable – related parties	219,000	-
Convertible notes payable, net of debt discount	-	103,920
Convertible notes payable – related party, net of debt discount	-	456,032
Total current liabilities	1,168,693	1,170,362

TOTAL LIABILITIES	1,168,693	1,170,362

Commitments and Contingencies	-	-

Stockholders' Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 228,667,229 and 189,357,090 shares issued and outstanding at December 31, 2021 and December 31, 2020	228,667	189,357
Additional Paid-In Capital	71,017,881	40,696,640
Accumulated Deficit	(72,388,442)	(41,839,259)
Total Stockholders' Deficit	(1,141,894)	(953,262)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,799	$217,100

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	2021	2020

Revenues	$59	$643
Cost of sales	25	195
Gross profit	34	448

Operating Costs and Expenses
Selling, general and administrative expenses	29,563,211	14,603,881
Research and development expenses	237,458	245,218
Total Operating Expenses	29,800,669	14,849,099

Loss from Operations	(29,800,635)	(14,848,651)

Other income (expenses)
Interest expense	(226,139)	(210,025)
Interest expense – related party	(392,112)	(336,203)
Loss on settlement of debt	(434,570)	(316,521)
Other income	304,273	-
Total other income (expense)	(748,548)	(862,749)

Income tax expense	-	-

Net Loss	$(30,549,183)	$(15,711,400)

Net Loss per common share:
Basic and diluted	$(0.14)	$(0.09)

Weighted average number of shares outstanding	225,741,684	183,756,271

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	178,300,337	$178,300	$25,045,754	$(26,127,859)	$(903,805)

Beneficial conversion feature	-	-	909,565	-	909,565

Issuance of common stock for services	425,000	425	301,450	-	301,875

Stock-based compensation on vesting of restricted stock units	7,595,000	7,595	12,413,335	-	12,420,930

Issuance of common stock for debt	1,058,634	1,059	865,423	-	866,482

Sale of common stock	2,000,500	2,000	1,128,696	-	1,130,696

Cancelled shares	(22,381)	(22)	22	-	-

Forgiveness of related party debt	-	-	32,395	-	32,395

Net Loss	-	-		(15,711,400)	(15,711,400)

Balance at December 31, 2020	189,357,090	189,357	40,696,640	(41,839,259)	(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services and compensation	34,715,000	34,715	26,826,382	-	26,861,097

Sale of common stock	556,455	557	479,245	-	479,802

Cancelled shares	(117,647)	(118)	118	-	-

Common stock issued for litigation settlement	300,000	300	311,700	-	312,000

Common stock issued to settle accrued liabilities – related party	1,013,085	1,013	866,355	-	867,368

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued to settle accrued liabilities	380,000	380	311,220	-	311,600

Common stock issued for conversion of convertible notes payable and accrued interest	1,085,135	1,085	589,382	-	590,467

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-		(30,549,183)	(30,549,183)

Balance at December 31, 2021	228,667,229	$228,667	$71,017,881	$(72,388,442)	$(1,141,894)

See notes to financial statements.

  UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	2021	2020

Cash Flows from Operating Activities:
Net Loss	$(30,549,183)	$(15,711,400)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock for services and compensation	26,861,097	12,722,805
Loss on settlement of debt	434,570	316,521
Write-off of inventory	69,649	6,979
Write-off of property and equipment	101,350	-
Stock issued for litigation settlement	312,000	-
Amortization of debt discount	608,710	535,766

Changes in assets and liabilities:
Inventory	25	195
Prepaid and other current assets	(5,000)	-
Accounts payable and accrued expenses	693,692	360,465
Accrued litigation settlement	120,000	-
Accrued liabilities – related party	525,011	442,807
Net Cash Used In Operating Activities	(828,079)	(1,325,862)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(101,350)
Net Cash Used In Investing Activities	-	(101,350)

Cash Flows from Financing Activities:
Repayment to related parties	(36,500)	(505,762)
Proceeds from related parties	245,500	251,730
Proceeds from convertible notes payable – related party	-	580,000
Proceeds from convertible notes payable	115,000	-
Proceeds from issuance of common stock	479,802	1,130,696
Net Cash Provided By Financing Activities	803,802	1,456,664

Increase (decrease) in Cash and Cash Equivalents	(24,277)	29,452
Cash and Cash Equivalents - Beginning of period	46,076	16,624

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,799	$46,076

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Cancellation of common stock	$117	$22
Forgiveness of related party debt	$-	$32,395
Common stock issued to settle accrued liabilities – related party	$561,148	$-
Common stock issued to settle accounts payable and accrued liabilities	$190,000	$-
Common stock issued for debt	$-	$549,567
Debt discount related to beneficial conversion feature	$234,912	$909,565
Conversion of accounts payable and accrued liabilities to convertible notes payable	$90,000	$250,000
Accrued liabilities – related party converted to convertible notes payable – related party	$112,500	$258,750
Accrued liabilities – related party converted to convertible notes payable	$-	$100,000
Conversion of accrued liabilities – related party to loans payable – related parties	$30,000	$-
Common stock issued to settle related party advances	$20,000	$-
Common stock issued for conversion of convertible notes payable and accrued interest	$590,467	$-
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$676,555	$-
Convertible notes payable and accrued interest– related party converted to convertible notes payable and accrued interest	$176,502	$198,778

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1. Description of the Business

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European Union CE Mark surgical market.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these factors, there is substantial doubt about the Company's ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital and other business requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2021 and 2020, the Company has approximately $20.0 and $17.8 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

The Company receives orders for its HemoStyp products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer. The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer depending on the shipping terms. No discounts are offered by the Company as part of payment terms. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

Trade Accounts Receivable and Concentration Risk

We record accounts receivable at the invoiced amount and we do not charge interest. We review the accounts receivable by amounts due from customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We will also maintain a sales allowance to reserve for potential credits issued to customers. We will determine the amount of the reserve based on historical credits issued.

There was no provision for doubtful accounts recorded at December 31, 2021 and 2020. The Company recorded $0 in bad debt expense for the years ended December 31, 2021 and 2020.

For the year ended December 31, 2021 one customer accounted for 100% of the Company’s net revenue.

For the year ended December 31, 2020 one customer accounted for 100% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2021	December 31, 2020
Raw materials	$-	$50,654
Finished goods	-	19,020
	$-	$69,674

During the years ended December 31, 2021 and 2020, the Company determined that $69,649 and $6,979, needed to be impaired and written-off, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $166,510 and $206,572 in advertising and marketing costs during the years ended December 31, 2021 and 2020, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $237,458 and $245,218 in research and development expenses during the years ended December 31, 2021 and 2020, respectively.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2021 and 2020 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2021 include 28,190,000 of restricted stock units. The total potential common shares as of December 31, 2020 include 59,330,000 of restricted stock units and 1,867,500 shares of common stock for convertible notes payable – related party.

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

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, Property, Plant and Equipment, where applicable to all long-lived assets. ASC 360 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the years ended December 31, 2021 and 2020 the Company determined its property and equipment should be impaired and $101,350 and $0 was written off, respectively.

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

Note 3. Related Party Transactions

Related party convertible notes payables

As of December 31, 2021 and 2020, convertible notes payable – related parties totaled $0 and $456,032, respectively.

During the year ended December 31, 2020, Mr. Beplate loaned the Company $251,730 which was convertible at $0.65. These loans resulted in a beneficial conversion feature of $83,156 which was recorded to interest expense – related party upon issuance. The Company made repayments to Mr. Beplate totaling $505,765, $87,750 was assigned to the Company’s legal counsel and $24,000 was forgiven during the year ended December 31, 2020, leaving a balance of $0 owed to Mr. Beplate as of December 31, 2020. These loans were made to pay for operating expenses of the Company, due on demand and carried no interest rate.

During the year ended December 31, 2020, Brian Thom, the Chief Executive Officer loaned the Company $450,000 and also converted $105,000 of accrued compensation into a convertible note. The note and loans were convertible at $0.50 per share at the discretion of the Mr. Thom, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The loans resulted in a beneficial conversion feature totaling $338,105 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and $138,792 was amortized to interest expense – related party during the year ended December 31, 2020. As of December 31, 2020, the total outstanding balance of the note and loans was $555,000 and the remaining unamortized debt discount was $199,314.

During the year ended December 31, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was amortized through the maturity date and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during the current year. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $600,000 which was related to $450,000 of loans to the Company and $150,000 of accrued compensation along with accrued interest of $10,135 was converted into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of December 31, 2021.

During the year ended December 31, 2020, Louis Schiliro, the Chief Operating Officer loaned the Company $130,000 and also converted $150,000 of accrued compensation into a convertible note. The note and loans are convertible at $0.50 per share at the discretion of Mr. Schiliro, have a maturity date of March 31, 2021 and have an interest rate of 3%. During the year ended December 31, 2020, $110,000 of the convertible note payable along with $1,028 of accrued interest was assigned to the Company’s legal counsel leaving a total outstanding balance of the note and loans of $170,000. The loans and note resulted in a beneficial conversion feature totaling $174,985 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and $105,331 was amortized to interest expense – related party during the year ended December 31, 2020.

During the year ended December 31, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was amortized through the maturity date and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during the current year. The remaining unamortized debt discount is $0.

During the year ended December 31, 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of December 31, 2021.

During the year ended December 31, 2020, Kristofer Heaton, the Principal Financial Officer, converted $3,750 of accrued compensation into a convertible loan. The loan was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and carried an interest rate of 3%. This note resulted in a beneficial conversion feature totaling $3,750 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and $0 was amortized to interest expense – related party during the year ended December 31, 2020.

During the year ended December 31, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and a total of $26,250 for all of Mr. Heaton’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of December 31, 2021.

Interest expense – related party on the above convertible notes was $392,112 ($6,894 interest expense along with $385,218 of debt discount amortization) and $336,203 ($8,925 interest expense along with $327,278 of debt discount amortization) during the years ended December 31, 2021 and 2020, respectively. Accrued interest – related party due to these convertible notes was $2,308 and $7,503 as of December 31, 2021 and 2020, respectively.

Loans payable/Advances from related parties

During the year ended December 31, 2021, Mr. Schiliro advanced the Company $34,000 to pay for operating expenses and paid $30,000 of expenses on behalf of the Company.

During the year ended December 31, 2021, the Company issued 25,000 shares of common stock to settle $20,000 of the outstanding balance. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

As of December 31, 2021 and December 31, 2020, the balance owed to Mr. Schiliro was $44,000 and $0, respectively. These amounts were converted to a loan payable and have an interest rate of 10% and are due on demand.

During the year ended December 31, 2021, Mr. Thom loaned the Company a total of $175,000 to pay for operating expenses. As of December 31, 2021, the amount of $175,000 is owed to Mr. Thom. The loans have an interest rate of 10% and are due on demand.

Interest expense – related party on the above loans payable – related party was $2,308 during the year ended December 31, 2021 leaving an accrued interest – related party balance of $2,308.

Accrued liabilities

During the year ended December 31, 2020, $188,375 was paid to Mr. Beplate, $100,000 of accrued compensation was converted to a convertible note payable and then assigned to the Company’s legal counsel and $8,395 of accrued compensation was forgiven. The note was convertible at $0.50 per share at the discretion of the note holder, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $100,000 which was recognized into interest expense. As of December 31, 2021 and 2020, $0 and $0 was owed to Mr. Beplate, respectively.

As of December 31, 2021 and December 31, 2020, $0 and $74,056 was owed to Nate Knight, who was the Company’s Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses. During the year ended December 31, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company record a loss on debt settlement of $8,368.

As of December 31, 2021 and December 31, 2020, $899 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation and reimbursable expenses. During the years ended December 2021 and 2020, $45,000 and $105,000 of compensation were converted into convertible loans as mentioned above. In the year ended December 31, 2021, $135,000 of accrued compensation was settled with the issuance of 270,000 shares of common stock. The stock had a fair market value of $221,400 which resulted in a $86,400 loss on settlement of debt (see Note 6).

As of December 31, 2021 and December 31, 2020, $0 and $59,467 was owed to Louis Schiliro, the Chief Operating Officer, for accrued salary and reimbursable expenses, respectively. During the years ended December 31, 2021 and 2020, $45,000 and $150,000 of compensation were converted into a convertible loan as mentioned above and in the year ended December 31, 2020 $30,000 was paid in cash.

During the year ended December 31, 2021, the Company issued 74,335 shares of common stock to settle the total prior year balance owed of $59,467 and issued 270,000 shares of common stock to settle $135,000 of accrued compensation. The shares of common stock had a total fair market value of $300,938 and the Company recorded a loss on settlement of debt in the amount of $106,471 (see Note 6).

As of December 31, 2021 and December 31, 2020, $0 and $52,625 was owed to Mr. Heaton, for accrued compensation and services provided. During the years ended December 31, 2021 and 2020, $22,500 and $3,750 of compensation were converted into a convertible note as described above.

During the year ended December 31, 2021, 320,250 shares of common shares of stock were issued to settle $105,000 of accrued compensation and $52,625 of prior accruals. The shares of common stock had a total fair market value of $262,605 and the Company recorded a loss on settlement of debt in the amount of $104,980 (see Note 6).

Equity transactions

On July 21, 2020, the Board of Directors approved amendments to RSU Agreements put in place on March 25, 2019 (“2019 RSU Agreement”). The approved amendments increased the amount of RSU’s granted to Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to Mr. Heaton from 50,000 to 500,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s former CEO from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the former office administrator from 250,000 to 500,000.

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

The change in vesting terms resulted in a total of 6,795,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to Mr. Heaton, 75,000 being issued to the former office administrator, who is a person affiliated with the Company’s former CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the former office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the former office administrator. The vesting of the 6,845,000 RSU’s resulted in stock-based compensation expense of $4,859,950 which was the fair value of the stock on the vesting date.

The former office administrator resigned during the year ended December 31, 2020 and forfeited 425,000 of the remaining unvested RSU’s with a value of $301,750 ($70,567 of which had been recognized and reversed).

In November 2020, the Company granted Mr. Thom 11,500,000 RSU’s which subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

In December 2020, the Company entered into a second restricted stock unit agreement with Mr. Heaton. The second agreement issued an additional 1,000,000 RSU’s, 500,000 of which were granted on the award date and 500,000 of which would be granted on May 15, 2021 provided his professional services agreement was in effect on that date. The 500,000 RSU’s were granted during 2021 per the agreement. The RSU’s, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2020, the Company issued a total of 125,000 shares of restricted common stock to Mr. Thom, prior to becoming Chief Executive Officer, for services rendered. The shares had a fair market value of $100,625.

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Beplate, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

On January 6, 2021, the Board of Directors approved the second amendment to the RSU Agreement between the Company and Mr. Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSU’s by issuing 21,970,000 shares of common stock. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company issued to Mr. Beplate an additional 2,000,000 shares of common stock. The Company recorded $26,127,300 of stock-based compensation expense during the year ended December 31, 2021 related to the accelerated vesting of these RSU’s and issuance of common stock.

During the year ended December 31, 2021, 200,000 of Mr. Heaton’s RSU’s mentioned above vested due to achievement of certain Company objectives. The Company recorded stock-based compensation expense $220,000 related to the vesting of these RSU’s which was the grant date fair value.

During the year ended December 31, 2021, the Company issued 30,000 shares of common stock to Mr. Thom, 30,000 shares of common stock to Mr. Schiliro and 25,000 shares of common stock to Mr. Heaton for services rendered. The 85,000 shares of common stock had a total fair market value of $69,700.

Note 4. Convertible Notes

Convertible notes 2020

During the year ended December 31, 2020, certain service providers and a medical advisor converted $205,000 of accrued compensation into convertible notes. The notes were convertible at $0.50 per share at the discretion of the note holders, had a maturity date of March 31, 2021 and carried an interest rate of 3%. As of December 31, 2020, the convertible loans had a principal balance of $205,000 and the balance on the loans net of the debt discount was $103,920

During the year ended December 31, 2020, the Company’s legal counsel was assigned $298,778 worth of loans after paying various outstanding balances on behalf of the Company. In addition, the Company’s legal counsel converted $45,000 of accrued fees into a convertible note payable. The note was convertible at $0.50 per share at the discretion of the note holder, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $45,000 which was recorded as a debt discount, to be amortized through its maturity date. The Company’s legal counsel converted all of the convertible loans into 557,056 shares of common stock in accordance with the original conversion features of the notes, therefore no gain or loss on debt settlement was recognized and the total debt discount of $45,000 was recognized into interest expense. As of December 31, 2020, no amounts were owing to the Company’s legal counsel related to these transactions.

Interest expense was $1,537 and $0 during the year ended December 31, 2020 and the entire amount was accrued.

Convertible notes 2021

During the year ended December 31, 2021, the service providers and medical advisor converted $90,000 of accrued compensation into convertible notes. The notes were convertible at $0.50 per share at the discretion of the note holders, had a maturity date of March 31, 2021 and carried an interest rate of 3%. These notes resulted in a beneficial conversion feature of $90,000 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and a total of $191,080 was amortized to interest expense during the year ended December 31, 2021, which included the unamortized debt discount of $101,080 as of December 31, 2020 and the $90,000 recorded during the year. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $295,000 ($205,000 principal balance from 2020 and $90,000 principal balance from 2021) along with accrued interest of $3,569 was converted into 597,139 shares of common stock leaving $0 owed to the service providers and medical advisor as of December 31, 2021.

During the year ended December 31, 2021, one of the Company’s legal counsel was assigned $175,000 worth of convertible notes payable and $1,502 of accrued interest after paying outstanding balances owed to Mr. Schiliro (see Note 3). The Company’s legal counsel converted the entire balance of $176,502 into 350,000 shares of common.

During the year ended December 31, 2021, the Company issued a total of $115,000 in convertible notes to two unaffiliated individuals to pay for operating expenses. The notes were convertible at $0.85 per share provided that in the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.85 per share, the conversion price shall be reduced to equal such lower issue price per share. The notes had a maturity date of June 30, 2021 and carried an interest rate of 3%. These notes resulted in a beneficial conversion feature of $32,412 which was recorded as a debt discount. The debt discount was amortized through the maturity dates of the notes. A total amount of $32,412 was amortized to interest expense related to these two notes during the year ended December 31, 2021.

During the year ended December 31, 2021, the $115,000 principal balance and $397 of accrued interest was converted into 137,996 shares of common stock leaving a balance of $0 owed on the two convertible notes.

Note 5. Property and Equipment

As of December 31, 2021 and December 31, 2020, the balance of property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Equipment (not placed in service)	$-	$101,350
Accumulated depreciation	-	-
	$-	$101,350

During the year ended December 31, 2021, the equipment was fully impaired and $101,350 was written-off.  The equipment had not yet been placed in service and therefore depreciation expense for the years ended December 31, 2021 and 2020 was $0 and $0, respectively.

During the years ended December 31, 2021 and 2020, the Company acquired property and equipment of $0 and $101,350, respectively.

Note 6. Issuances of Securities

Share issuances 2020

During the year ended December 31, 2020, the Company had the following common stock issuances:

•	2,000,500 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $1,130,696
•	50,000 shares of common stock were issued to a former medical advisor for services rendered with a fair value of $47,500
•	250,000 shares of common stock were issued to a consultant for services rendered with a fair value of $153,750
•	125,000 shares of common stock were issued to Mr. Thom, prior to becoming Chief Executive Officer, for services rendered with a fair value of $100,625
•	1,058,634 shares of common stock with a fair value of $866,482 were issued for debt which resulted in a loss on debt settlement of $316,915
•	22,381 shares of common stock were cancelled reducing common stock by $22 and increasing additional paid-in capital by the same amount.

Share issuances 2021

During the year ended December 31, 2021, the Company had the following common stock issuances:

•	A total of 32,490,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $24,467,597.
•	2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000.
•	125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000.
•	370,455 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $326,000.
•	61,000 shares of common stock were sold to Triton Funds LP (“Triton”) for cash proceeds of $53,802 (see below for discussion of the purchase agreement).
•	100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000.
•	40,000 shares of common stock with a fair value of $32,800 were issued to consultants for services provided.
•	85,000 shares of common stock with a fair value of $69,700 were issued to officers of the Company for services provided (see Note 3).
•	25,000 shares of commons stock with a fair value of $26,750 were issued to settle $20,000 of related party advances which resulted in a loss on settlement of debt of $6,750 (see Note 3).
•	1,013,085 shares of common stock were issued to settle accrued liabilities – related party worth $561,548 and recorded at market value of $867,368 which resulted in a loss on settlement of debt of $306,220 (see Note 3).
•	380,000 shares of common stock with a fair value of $311,600 were issued to settle accrued compensation worth $190,000 which resulted in $121,600 loss of settlement of debt.
•	1,085,135 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $590,467 (see Note 4)
•	1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party of $676,555 (see Note 3)
•	300,000 shares of common stock were issued for litigation settlement with a fair value of $312,000
•	117,647 shares of common stock were cancelled reducing common stock by $117 and increasing additional paid-in capital by the same amount.

Triton Purchase Agreement

On June 25, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Triton to sell Triton up to $6,000,000 of common stock. Subject to the terms and conditions of the Purchase Agreement, Triton agreed to purchase from the Company $4,000,000 in value of common shares at closing, based on a purchase price determined by dividing $200,000,000 by the number of outstanding shares of Common Stock, as reported by the Company on its most recently filed Form 10-K or 10-Q. Among customary closing conditions in the Purchase Agreement, closings under the Purchase Agreement may occur after a registration statement covering the resale of the shares which Triton has agreed to purchase from the Company is filed by the Company and declared effective by the SEC, if and when the Company issues a purchase notice to Triton for the number of shares in the purchase notice. Under the terms of the Purchase Agreement, Triton has the right to reduce the amount requested in the purchase notice or not close if the marketplace of the Company’s shares is below a certain threshold at the time of closing.

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

The market value of the Company’s shares has remained below the level under which Triton is not obligated to complete a purchase of shares. Until such time as the market price for the Company’s shares rises above the threshold price defined in the Purchase Agreement, the Company will not have access to this funding.

Restricted stock units

As discussed in Note 3, during the year ended December 31, 2020 the Board of Directors approved amendments to the 2019 RSU Agreement.

The amendment resulted in 9,960,000 of the RSU’s vesting on January 1, 2021. The fair value of the 9,960,000 RSU’s was $7,071,600. The compensation expense was being amortized on a straight-line basis from the date of the amendment through January 1, 2021 which is the vesting date. Stock-based compensation of $43,121 was recognized as expense during the year ended December 31, 2021.

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

As discussed in Note 3, during the year ended December 31, 2020, Mr. Thom was granted 11,500,000 RSU’s and Mr. Heaton was granted 500,000 RSU’s. The vesting conditions are contingent upon the achievement of certain Company objectives and milestones which the management is unable to determine when they will be achieved.

In April 2021, the Company entered into an RSU agreement with a service provider granting 750,000 RSU’s on the date of the agreement and will grant an additional 750,000 RSU’s, upon the receipt by the Company of an FDA Class III PMA. The 750,000 RSU’s had a grant date fair value of $664,875. The RSUs, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones which management is unable to determine when they will be achieved therefore no compensation expense was recognized during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company terminated the services of one of its legal counsels who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the legal counsel vested immediately upon termination of services. This resulted in 325,000 shares of common stock being issued and $230,750 of stock-based compensation being recorded which was the fair value of the shares on the original grant date of the RSU agreement.

During the year ended December 31, 2021, the Company recorded the grant of 100,000 RSU’s to one of its legal counsels and 35,000 of the RSU’s vested.  The vested RSU’s had a grant date fair value of $26,425 which was recorded as stock-based compensation expense.

                As discussed in Note 3, Mr. Heaton was granted 500,000 RSU’s in December of 2020 and an additional 500,000 RSU’s in May of 2021. The vesting conditions are contingent upon the achievement of certain Company objectives and milestones. During the year ended December 31, 2021, certain objectives were achieved which resulted in the vesting of 200,000 of RSU’s granted to Mr. Heaton. The 200,000 RSU’s had a grant date fair value of $220,000 which was recorded as stock-based compensation expense.

Management is unable to determine if and when FDA approval of a PMA Class III will be awarded to the Company or when a change of control will occur, if at all, and as of December 31, 2021, there was a total of $27,017,200 unrecognized compensation cost related to the restricted stock unit awards.

Activity related to our restricted stock units during the year ended December 31, 2020 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2019	50,350,000	$0.94
Units granted	62,350,000	$0.80
Units Exercised/Released	(7,595,000)	$0.71
Units Cancelled/Forfeited	(45,775,000)	$0.94
Total awards outstanding at December 31, 2020	59,330,000	$0.82

Activity related to our restricted stock units during the year ended December 31, 2021 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2020	59,330,000	$0.82
Units granted	23,320,000	$1.08
Units Exercised/Released	(32,490,000)	$0.97
Units Cancelled/Forfeited	(21,970,000)	$0.71
Total awards outstanding at December 31, 2021	28,190,000	$0.96

Note 7. Litigation

A Complaint was filed with the United States District Court, Southern District of New York by Steven Safran as Plaintiff against the Company and Douglas Beplate, its CEO, as Defendant. This case was transferred to the United States District Court in Las Vegas, Nevada. Mr. Safran sought damages and monies allegedly owed pursuant to an employment agreement of approximately $734,000 and allegedly unpaid loans of $245,824 provided to Defendants. The Company denied the Plaintiff’s allegations. On July 21, 2021, Mr. Safran and the Defendants entered into a Settlement Agreement and General Release whereby the Company agreed to pay $250,000 in cash and issue 300,000 shares of common stock to Mr. Safran. The 300,000 shares have a fair market value of $312,000. As of December 31, 2021, the 300,000 shares of common stock have been issued and $250,000 in cash has been paid.

In March 2021, the Company received payment of $304,273 from Maxim Group LLC, representing the full settlement payment in accordance with a Settlement Agreement in a previously disclosed arbitration between the Company and Maxim that was reached in December 2019.

Philip Forman, who served as Chairman, a director, Chief Executive Officer and Chief Medical Advisor of the Company at various times between 2011 and October 2015, filed a lawsuit against the Company and our then-Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The plaintiff has claimed, among other things: that the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not enforceable due to lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the plaintiff sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement remains valid and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); that if the Amendment is enforceable, he is entitled to the shares issued under the Amendment (without mention that those shares were sold to a third party under the Stock Purchase Agreement described above); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021, the plaintiff provided a deposition as instructed by the Court, subsequent to which the Company filed a motion for dismissal of this proceeding. On February 14, 2022, the Court issued an Order which declared the Amendment to be unenforceable and thus the terms of the original Employment Agreement to remain in effect. The Order also noted that the Company is not a party to the Stock Purchase Agreement, and the Employment Agreement does not constitute a prior agreement that could have been superseded by the Stock Purchase Agreement. The parties are currently engaged in settlement discussions.

In 2018 an action was commenced in the United States District Court Southern District of New York entitled JEC Consulting Associates, LLC. Liquidator of Lead Dog Capital LP against United Health Products t/k/a United EcoEnergy Corp and Douglas K. Beplate under Docket Number 18-cv-1139 (ER). The third party action sought to remove a restrictive legend from a particular stock certificate for Three Million Fifty Thousand (3,050,000) shares and declare the shares to be free trading. The third party plaintiff alleges that the Company and Mr. Beplate refused to have the restrictive legend on the stock certificate removed under Rule 144 and sought compensatory and punitive damages. The Federal court issued an order that the Securities Exchange Commission should review the claim before the District Court renders a final ruling. Discovery appears to be substantially complete and settlement discussions between the third party plaintiff and the Company have been initiated.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the above legal proceedings.

The Company has commenced the following legal proceedings:

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the Texas District Court for the 215th Judicial District of Harris County against defendants Patterson Companies Inc., Patterson Management, L.P., Patterson Veterinary, Inc. and Patterson Logistics Services, Inc., and Animal Health International, Inc. On March 5, 2020, the defendants removed the case to U.S. District Court for Southern District of Texas. The defendants filed their answer in federal court on March 12, 2020. The original August 25, 2020 pretrial deadlines were extended.  On January 18, 2022, the Company’s claims were dismissed, with prejudice, by the court. On February 9, 2022, the Company and Patterson reached an agreement on settlement of Patterson’s counterclaim.  The Company agreed to pay $120,000 which has been accrued as of December 31, 2021.

The defendants filed a Motion for Summary Judgment which was denied by the court on March 11, 2021.

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company has denied the allegations. Discovery is largely complete and the parties have each submitted a report by their respective expert witness to the Court.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2021 or 2020.

The Company’s federal income tax returns for the years ended December 31, 2018 through December 31, 2021 remain subject to examination by the Internal Revenue Service as of December 31, 2021.

During 2021 and 2020, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020

	2021	2020
Deferred tax assets:
Net operating loss carryover	$4,203,500	$3,735,500
Accrued related party payroll	(14,000)	(6,200)
Valuation allowance	(4,189,500)	(3,729,300)
Net deferred tax asset	$-	$-
The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate (21%) for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
Book income	$(6,415,300)	$(3,299,400)
Related party accrued payroll	(14,000)	(6,200)
(Gain) Loss on debt settlement	91,300	66,500
Stock for services and compensation	5,706,400	2,671,800
Interest amortization	127,800	112,500
Inventory write-off	14,600	1,500
Property and equipment write-off	21,300	-
Valuation allowance	467,900	453,300
Income tax expense	$-	$-

As of December 31, 2021 and 2020, the Company has taxable net loss carryovers of approximately $20.0 and $17.8 million, respectively, that may be offset against future taxable income.

Note 9. Other Income

As described in Note 7 above, during the year ended December 31, 2021, the Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations.

Note 10. Subsequent Events

The Company has evaluated events from December 31, 2021, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

The issued a total of 162,662 shares of common stock for the following:

•	6,252 shares of common stock were issued to a consultant for the reimbursement of expenses.
•	136,410 shares of common stock were sold to unaffiliated investors for total proceeds of $57,292
•	20,000 shares of common stock were issued to legal counsel for services provided

The Company received a total of $165,000 in advances from its CEO and $20,000 from a former officer.

The Company entered into a $100,000 promissory note.  The note accrues interest at 1% and requires monthly payments of $9,136 until the balance is paid in full.

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

As of December 31, 2021, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

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

The Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management’s assessment were the following:

•	Inadequate corporate governance

•	Inadequate internal control structure and control environment

•	Lack of information technology controls

•	Lack of segregation of duties

•	Limited accounting resources with SEC experience, US generally accepted accounting principles knowledge and tax accounting expertise

These material weaknesses could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected.

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position with Company
Directors and Executive Officers

Brian Thom	56	Chief Executive Officer, and Director

Kristofer Heaton	43	Vice President of Finance and Principal Financial Officer

Robert Denser	50	Director

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

Kristofer Heaton was brought on as the Vice President of Finance and Principal Financial Officer in December 2020. Mr. Heaton is a CPA designation and began his career in commercial banking with a bank in Salt Lake City in 2004. In 2006, he moved to public accounting and gained experience in various industries while working for various firms. Mr. Heaton founded his own accounting firm in 2015 which specializes in audits of public companies and has provided non-audit accounting and administrative services to the Company since 2017.

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

Board Leadership Structure

In accordance with the Company’s By-Laws, the Chairman of the Board presides at all meetings of the Board. The position of Chairman of the Board of the Company was held by Douglas Beplate until his resignation as a director effective on February 28, 2022. Mr. Thom holds the position of Chief Executive Officer and currently is serving as Chairman [Pro Tem]. The Company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

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

Committees

As of the filing date of this Form 10-K, the Board of Directors has no committees. Robert. Denser may be deemed an independent directors of the Company as that term is defined under the Exchange Act of 1934, as amended. Mr. Denser is not deemed to be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

Michael Erik Jessen MDProfessor and Chairman, and Frank M. Ryburn, Jr. Distinguished Chair in Cardiothoracic Surgery and Transplantation, Department of Cardiovascular and Thoracic Surgery, University of Texas Southwestern Medical Center.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2021 and 2020 by (1) each person who served as the principal executive officer of the Company during fiscal year 2021; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2021 with compensation during fiscal year ended 2021 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been included in section (2) above but for the fact that they were not serving as an executive as of December 31, 2021.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1) (4)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate	2021	$-0-	$-0-	$26,156,566	$-0-	$-0-	$-0-	$-0-	$26,156,566
Former Chief Executive Officer (5)	2020	$220,000	$-0-	$3,599,700	$-0-	$-0-	$-0-	$-0-	$3,819,700

Brian Thom	2021	$180,000	$-0-	$24,600	$-0-	$-0-	$-0-	$-0-	$204,600
Chief Executive Officer	2020	$105,000	$-0-	$100,625	$-0-	$-0-	$-0-	$-0-	$205,625

Kristofer Heaton	2021	$127,500	$-0-	$240,933	$-0-	$-0-	$-0-	$-0-	$368,433
Principal Financial Officer	2020	$3,750	$-0-	$53,250	$-0-	$-0-	$-0-	$-0-	$57,000

Louis Schiliro	2021	$180,000	$-0-	$33,259	$-0-	$-0-	$-0-	$-0-	$213,259
Former Chief Operating Officer (6)	2020	$180,000	$-0-	$1,065,000	$-0-	$-0-	$-0-	$-0-	$1,245,000

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

(4)

The Company issued RSU’s which vest according to certain performance conditions as discussed in the financial statements. The grant date fair value of the RSU’s granted assuming all performance conditions are met would be; $13,570,000 for Brian Thom; $4,615,000 for Lou Schiliro and $1,110,750 for Kristofer Heaton.

(5)	Resigned as Chief Executive Officer effective on December 1, 2020. Resigned as director effective on February 28, 2022.

(6)

Resigned as Chief Operating Officer and a director effective on February 28, 2022. Mr. Schiliro continues in a non-officer position with the Company with a focus on the Company’s FDA PMA application, new product and format development, R&D and manufacturing.

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

Stock Awards – Restricted Stock Units

On July 21, 2020, the Board of Directors approved amendments to RSU Agreements put in place on March 25, 2019 (“2019 RSU Agreement”). The approved amendments increased the amount of RSU’s granted to Company’s former CEO Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to the Company’s former COO Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to Mr. Heaton from 50,000 to 500,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s former CEO from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the former office administrator from 250,000 to 500,000.

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

The change in vesting terms resulted in a total of 6,795,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to Mr. Heaton, 75,000 being issued to the former office administrator, who is a person affiliated with the Company’s former CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the former office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the former office administrator. The vesting of the 6,845,000 RSU’s resulted in stock-based compensation expense of $4,859,950 which was the fair value of the stock on the vesting date.

The former office administrator resigned during the year ended December 31, 2020 and forfeited 425,000 of the remaining unvested RSU’s with a value of $301,750 ($70,567 of which had been recognized and reversed).

In November 2020, the Company granted Mr. Thom 11,500,000 RSU’s which subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

In December 2020, the Company entered into a second restricted stock unit agreement with Mr. Heaton. The second agreement issued an additional 1,000,000 RSU’s, 500,000 of which were granted on the award date and 500,000 of which would be granted on May 15, 2021 provided his professional services agreement was in effect on that date. The 500,000 RSU’s were granted during 2021 per the agreement. The RSU’s, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2020, the Company issued a total of 125,000 shares of restricted common stock to Mr. Thom, prior to becoming Chief Executive Officer on December 1, 2020, for services rendered. The shares had a fair market value of $100,625.

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Beplate, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

Compensation Agreements

Messrs. Thom and Heaton are being compensated at the monthly rate of $15,000 and $12,500 respectively, pursuant to services agreements entered with each of them. Mr. Schiliro was being compensated at the monthly rate of $15,000 pursuant to services agreement in his capacity as Chief Operating Officer until his resignation from that position effective on February 28, 2022. Mr. Schiliro remains in a non-officer position with the Company at the same rate of compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Brian Thom,	—	—	$—	—	11,500,000	$1.18
CEO

Lou Schiliro,	—	—	$—	—	6,500,000	$0.71
Former COO (2)

Kristofer Heaton,	—	—	$—	—
Principal Financial Officer					325,000	$0.71
					400,000	$1.00
					400,000	$1.20

_____________

(1) Market value is based on the stock price on the day the Restricted Stock Unit agreement or amendment was entered into.

(2)

Resigned as Chief Operating Officer and a director effective on February 28, 2022. Mr. Schiliro continues in a non-officer position with the Company with a focus on the Company’s FDA PMA application, new product and format development, R&D and manufacturing.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors not named as an executive officer in this Item 11 above for services rendered to us during the fiscal year ended December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 22, 2022, the Company had 228,829,891 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock are listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage
Officers and Directors
Brian Thom	845,296	*
Robert Denser	1,550,000	*
Kristofer Heaton	997,916	*
All directors and officers as a group (three persons)	3,393,212	1.5%

5% Beneficial Owners:
Douglas K. Beplate (2)	32,547,190	14.2%

___________

*	Represents less than 1%
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

Stock Bonuses

None during the fiscal years ending December 31, 2021 and 2020.

Securities Authorized for Issuance under Equity Compensation Plans.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) which had 15,000,000 shares that may be issued under said Plan. The 2013 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under the 2013 Plan to the Company’s former CEO Douglas Beplate pursuant to his consulting agreement then in effect. No other shares or options have been granted under the 2013 Plan. There are currently 9,000,000 of shares available for issuance under this 2013 Plan.

On October 30, 2019, the Board of Directors approved the 2019 Employee Benefit and Consulting Services Compensation Plan (the “2019 Plan”) which has 2,000,000 shares that may be issued under said Plan. The 2019 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options or incentive stock options on terms established by the Board of Directors or committee thereof. The Plan has not been approved by the Company’s stockholders. The Company approved the issuance of 1,525,000 shares in November 2019 to certain persons who were then consultants, officers and directors. The Company has not issued any options under this 2019 Plan.

Separate from the 2013 Plan and 2019 Plan, the Board of Directors has approved individual Restricted Stock Unit Agreements with certain consultants, officers and directors (including now former officers and directors) which represent an unvested aggregate amount of 59,330,000 and 28,190,000 as of December 31, 2020 and 2021, respectively, which upon vesting will result in the issuance of common shares. These include RSUs issued to officers and directors (including now former officers and directors) as follows:

In March 2019, Mr. Beplate was granted 33,000,000 RSUs, Mr. Schiliro was granted 8,000,000 RSUs and Mr. Heaton was granted 50,000 RSUs. In July 2020, Mr. Beplate was granted an additional 800,000 RSUs, Mr. Schiliro was granted an additional 2,000,000 RSUs, Mr. Heaton was granted an additional 950,000 RSUs. In December 2020, Mr. Thom was granted 11,500,000 RSUs.

In July 2020, 15% of the RSU’s vested with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro and 75,000 being issued to Mr. Heaton.

On January 1, 2021, 20% of the RSU’s granted to Mr. Beplate which totaled 6,760,000 vested, 20% of the RSU’s granted to Mr. Schiliro which totaled 2,000,000 vested and 20% of the RSU’s granted to Mr. Heaton which totaled 100,000 vested.

In January 2021, the Board of Directors approved the second amendment to the Restricted Stock Unit Agreement between the Company and Douglas Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining Restricted Stock Units (“RSUs”) in a total of 28,730,000 restricted shares. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company agreed to issue to Mr. Beplate an additional 2,000,000 million restricted shares of common stock.

In September 2021, 200,000 of the RSU’s granted to Mr. Heaton vested due to certain objectives being achieved.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party convertible notes payables

As of December 31, 2021 and 2020, convertible notes payable – related parties totaled $0 and $456,032, respectively.

During the year ended December 31, 2020, Mr. Beplate loaned the Company $251,730 which was convertible into shares of Company common stock at $0.65/share. These loans resulted in a beneficial conversion feature of $83,156 which was recorded to interest expense – related party upon issuance. The Company made repayments to Mr. Beplate totaling $505,765, $87,750 was assigned to one of the Company’s legal counsel and $24,000 was forgiven during the year ended December 31, 2020, leaving a balance of $0 owed to Mr. Beplate as of December 31, 2020. These loans were made to pay for operating expenses of the Company, due on demand and carried no interest rate.

During the year ended December 31, 2020, Brian Thom, the Chief Executive Officer loaned the Company $450,000 and also converted $105,000 of accrued compensation into a convertible note. The note and loans were convertible at $0.50 per share at the discretion of the Mr. Thom, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The loans resulted in a beneficial conversion feature totaling $338,105 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and $138,792 was amortized to interest expense – related party during the year ended December 31, 2020. As of December 31, 2020, the total outstanding balance of the note and loans was $555,000 and the remaining unamortized debt discount was $199,314.

During the year ended December 31, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was amortized through the maturity date and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during the current year. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $600,000 which was related to $450,000 of loans to the Company and $150,000 of accrued compensation along with accrued interest of $10,135 was converted into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of December 31, 2021.

During the year ended December 31, 2020, Louis Schiliro, the Company’s former Chief Operating Officer and director, loaned the Company $130,000 and also converted $150,000 of accrued compensation into a convertible note. The note and loans are convertible at $0.50 per share at the discretion of Mr. Schiliro, have a maturity date of March 31, 2021 and have an interest rate of 3%. During the year ended December 31, 2020, $110,000 of the convertible note payable along with $1,028 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of the note and loans of $170,000. The loans and note resulted in a beneficial conversion feature totaling $174,985 which was recorded as a debt discount. The debt discount was amortized through the maturity dates and $105,331 was amortized to interest expense – related party during the year ended December 31, 2020.

During the year ended December 31, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount. The debt discount was amortized through the maturity date and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during the current year. The remaining unamortized debt discount is $0.

During the year ended December 31, 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of December 31, 2021.

During the year ended December 31, 2020, Kristofer Heaton, the Principal Financial Officer, converted $3,750 of accrued compensation into a convertible loan. The loan was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and carried an interest rate of 3%. This note resulted in a beneficial conversion feature totaling $3,750 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and $0 was amortized to interest expense – related party during the year ended December 31, 2020.

During the year ended December 31, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount. The debt discount is being amortized through the maturity date and a total of $26,250 for all of Mr. Heaton’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the current period. The remaining unamortized debt discount is $0.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of December 31, 2021.

Interest expense – related party on the above convertible notes was $392,112 ($6,894 interest expense along with $385,218 of debt discount amortization) and $336,203 ($8,925 interest expense along with $327,278 of debt discount amortization) during the years ended December 31, 2021 and 2020, respectively. Accrued interest – related party due to these convertible notes was $2,308 and $7,503 as of December 31, 2021 and 2020, respectively.

Loans payable/Advances from related parties

During the year ended December 31, 2021, Mr. Schiliro advanced the Company $34,000 to pay for operating expenses and paid $30,000 of expenses on behalf of the Company.

During the year ended December 31, 2021, the Company issued 25,000 shares of common stock to settle $20,000 of the outstanding balance. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

As of December 31, 2021 and December 31, 2020, the balance owed to Mr. Schiliro was $44,000 and $0, respectively. These amounts were converted to a loan payable and have an interest rate of 10% and are due on December 31, 2022 and prepayable without penalty at the Company’s option with 10 days’ notice.

During the year ended December 31, 2021, Mr. Thom loaned the Company a total of $175,000 to pay for operating expenses. As of December 31, 2021, the amount of $175,000 is owed to Mr. Thom. The loans have an interest rate of 10% and are due on December 31, 2022 and prepayable without penalty at the Company’s option with 10 days’ notice.

Interest expense – related party on the above loans payable – related party was $2,308 during the year ended December 31, 2021 leaving an accrued interest – related party balance of $2,308.

Accrued liabilities

During the year ended December 31, 2020, $188,375 was paid to Mr. Beplate, $100,000 of accrued compensation was converted to a convertible note payable and then assigned to the Company’s legal counsel and $8,395 of accrued compensation was forgiven. The note was convertible at $0.50 per share at the discretion of the note holder, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $100,000 which was recognized into interest expense. As of December 31, 2021 and 2020, $0 and $0 was owed to Mr. Beplate, respectively.

As of December 31, 2021 and December 31, 2020, $0 and $74,056 was owed to Nate Knight, who was the Company’s Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses. During the year ended December 31, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company record a loss on debt settlement of $8,368.

As of December 31, 2021 and December 31, 2020, $899 and $0 was owed to Brian Thom, the Chief Executive Officer, for accrued compensation and reimbursable expenses. During the years ended December 2021 and 2020, $45,000 and $105,000 of compensation were converted into convertible loans as mentioned above. In the year ended December 31, 2021, $135,000 of accrued compensation was settled with the issuance of 270,000 shares of common stock. The stock had a fair market value of $221,400 which resulted in a $86,400 loss on settlement of debt (see Note 6).

As of December 31, 2021 and December 31, 2020, $0 and $59,467 was owed to Louis Schiliro, the former Chief Operating Officer, for accrued salary and reimbursable expenses, respectively. During the years ended December 31, 2021 and 2020, $45,000 and $150,000 of compensation were converted into a convertible loan as mentioned above and in the year ended December 31, 2020 $30,000 was paid in cash.

During the year ended December 31, 2021, the Company issued 74,335 shares of common stock to settle the total prior year balance owed of $59,467 and issued 270,000 shares of common stock to settle $135,000 of accrued compensation. The shares of common stock had a total fair market value of $300,938 and the Company recorded a loss on settlement of debt in the amount of $106,471 (see Note 6).

As of December 31, 2021 and December 31, 2020, $0 and $52,625 was owed to Mr. Heaton, for accrued compensation and services provided. During the years ended December 31, 2021 and 2020, $22,500 and $3,750 of compensation were converted into a convertible note as described above.

During the year ended December 31, 2021, 320,250 shares of common shares of stock were issued to settle $105,000 of accrued compensation and $52,625 of prior accruals. The shares of common stock had a total fair market value of $262,605 and the Company recorded a loss on settlement of debt in the amount of $104,980 (see Note 6).

Equity transactions

On July 21, 2020, the Board of Directors approved amendments to RSU Agreements put in place on March 25, 2019 (“2019 RSU Agreement”). The approved amendments increased the amount of RSU’s granted to Mr. Beplate from 33,000,000 to 33,800,000, increased the amount of RSU’s granted to Mr. Schiliro from 8,000,000 to 10,000,000, increased the amount of RSU’s granted to Mr. Heaton from 50,000 to 500,000, increased the amount of RSU’s granted to the office administrator, who is a person affiliated with the Company’s former CEO and Chairman from 250,000 to 500,000 and increased the amount of RSU’s granted to the Technical Product Supervisor, who is the son of the former office administrator from 250,000 to 500,000.

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

The change in vesting terms resulted in a total of 6,795,000 of the RSU’s vesting on July 15, 2020 with 5,070,00 being issued to Mr. Beplate, 1,500,000 being issued to Mr. Schiliro, 75,000 being issued to Mr. Heaton, 75,000 being issued to the former office administrator, who is a person affiliated with the Company’s former CEO and 75,000 being issued to the Technical Product Supervisor, who is the son of the former office administrator. The change in vesting terms also resulted in a total of 50,000 of the RSU’s vesting on July 20, 2020 with 50,000 being issued to the Marketing and Advertising Supervisor, who is the daughter of the former office administrator. The vesting of the 6,845,000 RSU’s resulted in stock-based compensation expense of $4,859,950 which was the fair value of the stock on the vesting date.

The former office administrator resigned during the year ended December 31, 2020 and forfeited 425,000 of the remaining unvested RSU’s with a value of $301,750 ($70,567 of which had been recognized and reversed).

In November 2020, the Company granted Mr. Thom 11,500,000 RSU’s which, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

In December 2020, the Company entered into a second restricted stock unit agreement with Mr. Heaton. The second agreement issued an additional 1,000,000 RSU’s, 500,000 of which were granted on the award date and 500,000 of which were granted on May 15, 2021. The RSU’s, subject to certain conditions, shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2020, the Company issued a total of 125,000 shares of restricted common stock to Mr. Thom, prior to becoming Chief Executive Officer, for services rendered. The shares had a fair market value of $100,625.

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Beplate, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

On January 6, 2021, the Board of Directors approved the second amendment to the RSU Agreement between the Company and Mr. Beplate in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSU’s by issuing 21,970,000 shares of common stock. Further, as a bonus in recognition of Mr. Beplate’s service to the Company and in recruitment of new executive management, the Company issued to Mr. Beplate an additional 2,000,000 shares of common stock. The Company recorded $26,127,300 of stock-based compensation expense during the year ended December 31, 2021 related to the accelerated vesting of these RSU’s and issuance of common stock.

During the year ended December 31, 2021, 200,000 of Mr. Heaton’s RSU’s mentioned above vested due to achievement of certain Company objectives. The Company recorded stock-based compensation expense $220,000 related to the vesting of these RSU’s which was the grant date fair value.

During the year ended December 31, 2021, the Company issued 30,000 shares of common stock to Mr. Thom, 30,000 shares of common stock to Mr. Schiliro and 25,000 shares of common stock to Mr. Heaton for services rendered. The 85,000 shares of common stock had a total fair market value of $69,700.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by MAC Accounting Group, LLP (“MAC”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2021 and 2020, and fees billed for other services provided by MAC in the fiscal year ended December 31, 2021 and 2020.

	2021	2020

Audit fees	$49,500	$50,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$8,250	$-

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

All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings or registration statements conducted during such periods.

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

(3)	Exhibits

	(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997. (1)

3.2	Amendment to Articles of Incorporation. (1)

3.3	By-laws of the Company. (2)

3.4	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (5)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (7)

10.3	Restricted Stock Unit Agreement – Douglas Beplate (7)

10.4	Services Agreement with Brian Thom (8)

10.5	Restricted Stock Unit Agreement - Brian Thom (8)

10.6	Services Agreement with Kristofer Heaton (9)

10.7	Restricted Stock Unit Agreement - Kristofer Heaton (9)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (10)

101.SCH	Document, XBRL Taxonomy Extension (*)

101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition (*)

101.DEF	Linkbase, XBRL Taxonomy Extension Labels (*)

101.LAB	Linkbase, XBRL Taxonomy Extension (*)

101.PRE	Presentation Linkbase (*)

___________

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to Form 8-K dated November 23, 2014.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(6)	Incorporated by reference to the Form 8-K dated January 16, 2015.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(8)	Incorporated by reference to the Form 8-K dated December 2, 2020

(9)	Incorporated by reference to the Form 8-K dated January 11, 2021

(10)	Incorporated by reference to Form S-8 dated October 31, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: April 1, 2022	By:	/s/ Brian Thom
Brian Thom
Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal	April 1, 2022
	Brian Thom	Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	April 1, 2022
Kristofer Heaton

By:	/s/ Robert Denser	Director	April 1, 2022
Robert Denser

