Form 10-Q
period 2022-03-31
United Health Products, Inc.
filed 2022-05-16
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of May 10, 2022 was 230,127,509

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$32,955	$21,799
Prepaid and other current assets	5,000	5,000
Total current assets	37,955	26,799

Patents, net	39,488	-

TOTAL ASSETS	$77,443	$26,799

Current Liabilities
Accounts payable and accrued expenses	$1,014,412	$826,486
Accrued liabilities - related parties	138,616	3,207
Accrued litigation settlement	450,000	120,000
Promissory note payable	85,080	-
Loans payable – related parties	404,000	219,000
Total current liabilities	2,092,108	1,168,693

TOTAL LIABILITIES	2,092,108	1,168,693

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 228,877,509 and 228,667,229 shares issued at March 31, 2022 and December 31, 2021	228,877	228,667
Additional Paid-In Capital	71,109,164	71,017,881
Accumulated Deficit	(73,352,706)	(72,388,442)
Total Stockholders’ Equity (Deficit)	(2,014,665)	(1,141,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$77,443	$26,799

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenues	$-	$59

Cost of goods sold	-	25

Gross profit	-	34

Operating Costs and Expenses
Selling, general and administrative expenses	902,146	26,647,045
Research and development	52,355	58,180
Total Operating Expenses	954,501	26,705,225

Income/(Loss) from Operations	(954,501)	(26,705,191)

Other income (expense)
Interest expense	(80)	(221,226)
Interest expense – related party	(8,808)	(389,804)
Loss on settlement of debt	(875)	(35,190)
Other income	-	304,273

Total other income (expense)	(9,763)	(341,947)

Net Income/(Loss)	$(964,264)	$(27,047,138)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.12)

Weighted average number of shares outstanding	228,726,869	222,059,641

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three Months Ended March 31, 2022 and March 31, 2021

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020 (audited)	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services	100,000	100	110,900	-	111,000

Sale of common stock	125,000	125	99,875	-	100,000

Cancellation of common stock	(117,647)	(117)	117	-	-

Stock-based compensation	33,930,000	33,930	26,136,491	-	26,170,421

Common stock issued to settle accrued liabilities – related party	152,835	153	161,811	-	161,964

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued for conversion of convertible notes payable and accrued interest	1,047,139	1,047	559,024	-	560,071

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-	-	(27,047,138)	(27,047,138)

Balance at March 31, 2021	225,972,528	$225,973	$68,701,697	$(68,886,397)	$41,273

Balance at December 31, 2021 (audited)	228,667,229	$228,667	$71,017,881	$(72,388,442)	$(1,141,894)

Issuance of common stock for services	20,000	20	10,180	-	10,200

Sale of common stock	184,028	184	77,108	-	77,292

Common stock issued to settle accounts payable and accrued liabilities	6,252	6	3,995	-	4,001

Net Loss	-	-	-	(964,264)	(964,264)

Balance at March 31, 2022	228,877,509	$228,877	$71,109,164	$(73,352,706)	$(2,014,665)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net (Loss)	$(964,264)	$(27,047,138)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	10,200	26,281,421
Amortization expense	1,012	-
Amortization of debt discount	-	604,521
Loss on settlement of debt	875	35,190
Changes in assets and liabilities:
Inventory	-	25
Prepaid and other current assets	-	(5,000)
Subscription Receivable	-	(50,000)
Accounts payable and accrued expenses	191,052	(46,312)
Accrued liabilities – related party	135,409	116,805
Accrued litigation settlement	430,000	-
Net Cash Used In Operating Activities	(195,716)	(110,488)

Cash Flows from Investing Activities:
Purchase of intangible assets	(40,500)	-
Net Cash Used in Investing Activities	(40,500)	-

Cash Flows from Financing Activities:
Proceeds from related party	185,000	20,000
Repayments on loan payable	(14,920)	-
Proceeds from sale of common stock	77,292	100,000
Proceeds from convertible notes payable	-	115,000
Cash flow provided by financing activities	247,372	235,000
Increase in Cash and Cash Equivalents	11,156	124,512
Cash and Cash Equivalents – Beginning of period	21,799	46,076

CASH AND CASH EQUIVALENTS – END OF PERIOD	$32,955	$170,588

Supplemental cash flow information:
Cash paid for interest	$80	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$-	$117
Conversion of convertible notes payable and accrued interest – related party to convertible notes payable and accrued interest	$-	$176,502
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$-	$676,555
Common stock issued for conversion of convertible notes payable and accrued interest	$-	$560,071
Conversion of accounts payable to convertible notes payable	$-	$90,000
Common stock issued to settle related party advances	$-	$26,750
Common stock issued to settle accrued liabilities – related party	$-	$161,964
Conversion of accrued liabilities – related party to convertible notes payable – related party	$-	$112,500
Common stock issued to settle accrued liabilities	$3,126	$-
Accrued litigation settlement paid with loan payable	$100,000	$-
Debt discount related to beneficial conversion feature	$-	$234,912

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European Union CE Mark surgical markets.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Trade Accounts Receivable and Concentration Risk

We record accounts receivable at the invoiced amount and we do not charge interest. We review the accounts receivable by amounts due from customers that are past due, to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We will also maintain a sales allowance to reserve for potential credits issued to customers. We will determine the amount of the reserve based on historical credit issued.

There were no provisions for doubtful accounts recorded at March 31, 2022 and December 31, 2021. The Company recorded $0 and $0 in bad debt expense for the three month periods ended March 31, 2022 and 2021, respectively.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three months ended March 31, 2022 and 2021 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2022 included 28,190,000 of restricted stock units. The total potential common shares as of March 31, 2021 includes 27,400,000 of restricted stock units, and 35,294 shares for convertible loans payable - related party.

Patents

Patents are stated on the balance sheet at cost. Costs, such as filing fees with patent granting agencies and legal fees directly relating to those filings, incurred to file patent applications were capitalized when the Company believed that there was a high likelihood that the patent would be issued and there would be future economic benefit associated with the patent. These costs were amortized from the date of the patent application on a straight-line basis over the estimated useful life of 10 years. All costs associated with any abandoned patent applications are expensed.

Accumulated amortization as of March 31, 2022 and December 31, 2021 was $1,012 and $0, respectively. Amortization expense for the three months ended March 31, 2022 and 2021 was $1,012 and $0, respectively.

Future Amortization Expense

Year	Amount
2022 (remaining)	$3,038
2023	4,050
2024	4,050
2025	4,050
2026	4,050
Thereafter	20,250
$39,488

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2022 and 2021, the Company determined no impairment was required.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Loans payable - related parties

As of December 31, 2021, 21, Brian Thom, Chief Executive Officer had a loan payable balance of $175,000.

During the three months ended March 31, 2022, Mr. Thom loaned the Company $165,000 to pay for operating expenses. As of March 31, 2022, $340,000 is owed to Mr. Thom. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

As of December 31, 2021, Lou Schiliro, the former Chief Operating Officer, had a loan payable balance of $44,000.

During the three months ended March 31, 2022, Mr. Schiliro, loaned the Company $20,000 to pay for operating expenses. As of March 31, 2022, $64,000 is owed to Mr. Schiliro. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

Interest expense – related party on the above loans was $8,808 during the three months ended March 31, 2022. Accrued interest – related party as of March 31, 2022 and December 31, 2021 was $11,116 and $2,308, respectively.

Accrued liabilities – related parties

As of March 31, 2022 and December 31, 2021, $45,000 and $899 was owed to Mr. Thom for accrued compensation and reimbursable expenses, respectively.

As of March 31, 2022 and December 31, 2021, $45,000 and $0 was owed to Mr. Schiliro for accrued compensation, respectively.

As of March 31, 2022 and December 31, 2021, $37,500 and $0 was owed to Kristofer Heaton, the Principal Financial Officer, for accrued compensation, respectively.

Equity transactions

Per the vesting schedules of certain of the Company’s amended RSU Agreements, on January 1, 2021, 6,760,000 shares of common stock were issued to Mr. Douglas Beplate, former Chairman of the Board, 2,000,000 shares of common stock were issued to Mr. Schiliro and 100,000 shares of common stock were issued to Mr. Heaton.

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

Note 4. Promissory Note Payable

During the three months ended March 31, 2022, the Company reached a settlement agreement related to Patterson’s counterclaim (see Note 6). The Company agreed to pay $120,000 which had previously been accrued as of December 31, 2021.

The Company paid $20,000 of the settlement and entered into a $100,000 promissory note with its legal counsel to fund the payment of the remaining balance. The Company paid $14,920 of principal and $80 in interest expense leaving a principal balance of $85,080 and accrued interest of $0 as of March 31, 2022. The note accrues interest at 1% and requires monthly payments of $9,136 until the balance is paid in full.

The promissory note is secured by 200,000 shares of restricted common stock which would have demand registration rights and the Company would file a registration statement within 45 days of the request.

Note 5. Issuances of Securities

Share issuances 2021

During the three months ended March 31, 2021, a total of 31,930,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $23,990,421, 2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000, 125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000, 100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000, 25,000 shares of commons stock were issued to settle $20,000 of related party advances, 152,835 shares of common stock were issued to settle $133,523 of accrued liabilities – related party, 1,047,139 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest, 1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party and 117,647 shares of common stock were cancelled.

Share issuances 2022

During the three months ended March 31, 2022, 184,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $77,292, 6,252 shares of commons stock were issued to settle $3,126 of accrued liabilities resulting in a loss on settlement of debt of $875 and 20,000 shares of common stock with a fair value of $10,200 were issued for legal services.

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

On January 6, 2021, the Board of Directors approved the second amendment to the Restricted Stock Unit Agreement between the Company and Mr. Beplate, former Chief Executive Officer and former Chairman of the Board, in conjunction with Mr. Beplate’s retirement from his day-to-day management role with the Company. The amendment accelerated the vesting and immediately settled his remaining RSUs by issuing 21,970,000 shares of common stock.

Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $23,947,300 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Activity related to our restricted stock units during the three months ended March 31, 2022 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2021	28,190,000	$0.96
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2022	28,190,000	$0.96

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of March 31, 2022, there was $27,017,200 of unrecognized compensation cost related to unvested restricted stock unit awards.

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

In 2018 an action was commenced in the United States District Court Southern District of New York entitled JEC Consulting Associates, LLC. Liquidator of Lead Dog Capital LP against United Health Products t/k/a United EcoEnergy Corp and Douglas K. Beplate under Docket Number 18-cv-1139 (ER). The third-party action sought to remove a restrictive legend from a particular stock certificate for Three Million Fifty Thousand (3,050,000) shares and declare the shares to be free trading. The third-party plaintiff alleges that the Company and Mr. Beplate refused to have the restrictive legend on the stock certificate removed under Rule 144 and sought compensatory and punitive damages. The Federal court issued an order that the Securities Exchange Commission should review the claim before the District Court renders a final ruling. Discovery appears to be substantially complete and settlement discussions between the third-party plaintiff and the Company have been initiated. On April 22, 2022 the parties entered in a Settlement Agreement wherein the Company would agree to allow the removal of the restrictive legend as permitted under applicable securities laws and distribution of the shares to affiliates of the plaintiffs. Under the Settlement Agreement the Company will make no payments other than to pay expenses related to its own legal counsel.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the above legal proceedings.

The Company has commenced the following legal proceedings:

On February 7, 2020, the Company filed the Original Petition for Fraud and Breach of Contract in the Texas District Court for the 215th Judicial District of Harris County against defendants Patterson Companies Inc., Patterson Management, L.P., Patterson Veterinary, Inc. and Patterson Logistics Services, Inc., and Animal Health International, Inc. On March 5, 2020, the defendants removed the case to U.S. District Court for Southern District of Texas. The defendants filed their answer in federal court on March 12, 2020. The original August 25, 2020 pretrial deadlines were extended. On January 18, 2022, the Company’s claims were dismissed, with prejudice, by the court. On February 9, 2022, the Company and Patterson reached an agreement on settlement of Patterson’s counterclaim. The Company agreed to pay $120,000 which was accrued as of December 31, 2021. The $120,000 settlement payment was paid in full in February 2022.

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company has denied the allegations. Discovery is largely complete and the parties have each submitted a report by their respective expert witness to the Court.

Note 7. Other Income

The Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations during the three months ended March 31, 2021.

Note 8. Subsequent Events

The Company has evaluated events from March 31, 2022, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

In connection with the Securities and Exchange Commission’s investigation against the Company, Douglas Beplate, the former Chief Executive Officer and Chairman and a former director of the Company, and Louis Schiliro, the former Chief Operating Officer and a former director of the Company, concerning possible violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, the Commission’s Enforcement Division has presented proposed settlement terms which the Enforcement Division has indicated it would recommend to the Commission to resolve the matter as to the Company, if acceptable to the Company. The investigation was previously reported by the Company in its prior periodic reports including its Annual Report for the year ended December 31, 2021 under Item 1A “Risk Factors”.

The proposed resolution terms of the investigation presented by the Commission would include a consent judgment against the Company on the following terms, among others, without the Company admitting or denying the Commission’s allegations:

•

The Company being permanently enjoined from violating: Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under the Exchange Act; Section 17(a) of the Securities Act of 1933; Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act; Section 13(b)(2)(A) of the Exchange Act; and Section 13(b)(2)(B) of the Exchange Act.

•

The Company being required to pay a civil penalty of $450,000, payable in four installments as follows: $50,000 upon the entry of the judgment; $100,000 within 90 days of the entry of the judgment; $150,000 within 180 days of the entry of the judgment; and $150,000 within 270 days of the entry of the judgment, plus statutory interest on payments made after 30 days of the entry of the judgment pursuant to U.S.C. Section 1961.

Additionally, the Company’s consent would include the Company’s agreement not to take any action or make any public statement denying any allegations in the Commission’s complaint or creating the impression that the complaint is without factual basis; and not to make any public statement to the effect that the Company does not admit the allegations in the complaint without also stating that the Company does not deny the allegations.

The $450,000 civil penalty has been accrued as of March 31, 2022.

The Company received a total of $50,000 in advances from its Chief Executive Officer.

The Company issued a total of 1,250,000 shares of common stock to officers and various consultants for accrued compensation and services provided in lieu of cash salary payments due under their respective consulting agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with SEC on April 1, 2022.

Company Overview

UHP develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European CE Mark surgical markets.

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

 Primary Strategy

Our HemoStyp technology received an FDA 510k approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for HemoStyp products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. Our extensive laboratory testing and our completed human trial indicate that the HemoStyp technology can successfully compete against established Class III market participants and allow us to gain a significant market share. There can be no assurance that an FDA PMA will be granted.

In 2018, we made the decision to focus our efforts and resources on accessing these Class III markets to maximize the value potential of our HemoStyp. The Class III PMA process required a substantial investment of time and resources so we made the strategic determination to pause our sales and marketing to non-Class III markets in order to devote our full attention to the FDA process. In the fourth quarter of 2021, with our PMA application largely complete and under review by the FDA, we re-engaged with certain consumers and distributors of 510-k hemostatic products with the objective of developing a revenue channel in this market going forward. Our primary market focus for this initiative includes the first aid, hemodialysis and emergency medicine sectors.

In anticipation of receiving a Class III PMA (which cannot be assured), we are evaluating paths to rapidly grow our revenue and profits in all potential market segments, with the objective of maximizing shareholder value. Options under consideration include (i) a sale or merger of the Company with an industry leader in the wound care and surgical device sectors, which may include a pre-sale collaboration on commercialization and distribution, (ii) one or more commercial partnerships with established market participants, without any specific, associated sale or merger transaction, and (iii) a capital raising program to establish and grow our own marketing and distribution capabilities and drive revenue and profits organically.

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

Manufacturing and Packaging of our Products

The Company’s NORC products are manufactured largely in the United States to our specifications and using our equipment through a contract manufacturing arrangement with an FDA certified contract manufacturer that maintains stringent quality control protocols to assure the uniformity and quality of all of our gauze products. Information on our equipment, the manufacturing process and our manufacturer’s facility has been submitted as part of our PMA submission, which includes the FDA inspection records of the facility. Certain of our adhesive bandage formats designed for the 510k market are manufactured by a separate contractor based in China.

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

On February 11, 2021, the Company was notified that its application to establish global patent protection for the process of creating and deploying a hydrocolloid (or gel) format of its HemoStyp technology was accepted for publication under the procedures of the Patent Cooperation Treaty (“PCT”), an international patent law treaty which provides a unified procedure for filing a patent application in most foreign countries. We previously filed provisional patent applications for our HemoStyp hydrocolloid process in 2020. In January 2022 the Company initiated steps to register its hydrocolloid patent in the European common market and in additional foreign countries where we intend to commercialize any future HemoStypo gel formats. We can give no assurance that foreign registration of our patents will be granted in any of these jurisdictions.

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips
•	The Ultimate Bandage
•	Hemostrips
•	Nik Fix

Results of Operations for the three months ending March 31, 2022 and 2021

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021

Revenue	$-	$59

Gross profit	$-	$34

Operating (expenses)	$(954,501)	$(26,705,225)

Operating (loss)	$(954,501)	$(26,705,191)

Other income (expense)	$(9,763)	$(341,947)

Net (loss)	$(964,264)	$(27,047,138)

Basic and diluted	$(0.00)	$(0.12)

Three Months ended March 31, 2022 versus Three Months ended March 31, 2021

During the first quarter of 2022 and 2021, the Company had $0 and $59 of revenues, respectively. The minimal revenues are due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the first quarter of 2022 and 2021 were $954,501 and $26,705,225, respectively.

The decrease in operating expenses is due primarily to a decrease in stock for services and compensation expense of $26,271,221. The Company recorded a total $10,200 of stock for services and compensation during the three months ended March 31, 2022 compared to $26,281,421 during the three months ended March 31, 2021.

The decrease in stock for services compensation is due to the Company issuing 20,000 shares of common stock for services with a fair value of $10,200 during the three months ended March 31, 2022. Stock for services and compensation during the three months ended March 31, 2021 was primarily due to the vesting and amortization of RSUs. During the three months ended March 31, 2021, the Company amended the RSU agreement with its former Chief Executive Officer and Chairman. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021 and issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000.

Other income (expense) for the first quarter of 2022 and 2021 was $(9,763) and $(341,947), respectively. The decrease in other expense was due to a decrease in total interest expense of $602,142, a decrease in loss on settlement of debt $34,415 and a decrease in other income of $304,273. The decrease in interest expense is primarily due to the Company only having total interest expense of $8,880 during the first quarter of 2022 compared to the Company having total interest expense of $611,030 primarily due to recording amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party to interest expense during the first quarter 2021 totaling $604,521. The decrease in the loss on debt settlement is due to the Company issuing common stock with a fair value of $4,001 for the settlement of $3,126 of accrued liabilities during the first quarter of 2022 compared to the Company issuing common stock with a fair value of $188,713 for the settlement of $153,523 of various debts and accrued liabilities – related party. The Company did not have Other income during 2022 compared to the Company receiving $304,273 as full and final payment for settlement of its December 2019 arbitration with Maxim during the first quarter of 2021.

Our net loss for the quarter ended March 31, 2022 was $964,264 as compared to net loss of $27,047,138 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $25,750,724 and a decrease in other expenses of $332,184, as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, the Company had a negative working capital of $2,054,153. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. If we are not successful in our commercialization strategy, we cannot assure that we will be able to fund a standalone marketing and sale strategy, and if we do, we are unable to assure we will attain profitable operations within the next year or at all. The report of our independent registered public accounting firm on our 2021 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its operations with private placements, and secured loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives.

Cash Flows

The Company’s cash on hand at March 31, 2022 and December 31, 2021 was $32,955 and $21,799, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(195,716)	$(110,488)
Net cash used in investing activities	(40,500)	-
Net cash provided by financing activities	247,372	235,000

Net increase in cash and cash equivalents	$11,156	$124,512

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $195,716. The Company had net loss of $964,264 offset by stock for services and compensation of $10,200, amortization expense of $1,012, a loss on debt settlement of $875, an increase in accounts payable and accrued expenses of $191,052, an increase in accrued liabilities - related party of $135,409 and an increase in accrued litigation settlement of $430,000.

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

Net Cash Used by Investing Activities

The Company paid $40,500 related to the patent application fees during the three months ended March 31, 2022.

The Company did not have any investing activities during the three months ended March 31, 2021.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $247,372. This was due to the result of the Company receiving $77,292 in proceeds from the sale of stock and receiving $185,000 from related party loans offset by making payments of $(14,920) on loan payable.

Net cash provided by financing activities for the three months ended March 31, 2021 was $235,000. This was to the result of the Company receiving $20,000 in proceeds from a related party loan, $100,000 in proceeds from the sale of stock and receiving $115,000 in proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

As of March 31, 2022, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 6” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2022 through March 31, 2022. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2022	Common Stock	6,252	$3,126 of accrued liabilities
February 2022	Common Stock	184,028	$77,292 in cash at $0.42 per share
February 2022	Common Stock	20,000	$10,200 in services provided

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company. (2)

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Restricted Stock Unit Agreement – Doug Beplate (5)

10.4	Services Agreement with Brian Thom (6)

10.5	Restricted Stock Unit Agreement - Brian Thom (6)

10.6	Services Agreement with Kristofer Heaton (7)

10.7	Restricted Stock Unit Agreement - Kristofer Heaton (7)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (8)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: May 13, 2022	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		May 13, 2022
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Vice President, Finance and Principal Financial Officer	May 13, 2022
Kristofer Heaton

By:	/s/ Robert Denser	Director	May 13, 2022
Robert Denser

