Form 10-Q
period 2022-06-30
United Health Products, Inc.
filed 2022-08-15
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

526 Commerce Circle, Ste. #102 Mesquite, NV	89027
(Address of Company’s principal executive offices)	(Zip Code)

(877) 358-3444

(Company’s telephone number, including area code)

10624 S. Eastern Ave., Suite A209

Henderson, NV 89052

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of August 12, 2022 was 229,877,509

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$6,416	$21,799
Prepaid and other current assets	14,206	5,000
Total current assets	20,622	26,799

Patents, net	38,475	-

TOTAL ASSETS	$59,097	$26,799

Current Liabilities
Accounts payable and accrued expenses	$1,264,134	$826,486
Accrued liabilities - related parties	22,651	3,207
Accrued litigation settlement	400,000	120,000
Promissory note payable	63,739	-
Loans payable – related parties	602,275	219,000
Total current liabilities	2,352,799	1,168,693

TOTAL LIABILITIES	2,352,799	1,168,693

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 229,877,509 and 228,667,229 shares issued at June 30, 2022 and December 31, 2021	229,877	228,667
Additional Paid-In Capital	71,708,164	71,017,881
Accumulated Deficit	(74,231,743)	(72,388,442)
Total Stockholders’ Equity (Deficit)	(2,293,702)	(1,141,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,097	$26,799

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$59

Cost of goods sold	-	-	-	25

Gross profit	-	-	-	34

Operating Costs and Expenses
Selling, general and administrative expenses	607,186	1,231,179	1,509,332	27,878,223
Research and development	147,611	68,884	199,966	127,065
Total Operating Expenses	754,797	1,300,063	1,709,298	28,005,288

Loss from Operations	(754,797)	(1,300,063)	(1,709,298)	(28,005,254)

Other Income (Expenses)
Interest expense	(205)	(4,413)	(285)	(225,639)
Interest expense – related party	(11,535)	-	(20,343)	(389,804)
Loss on settlement of debt	(112,500)	-	(113,375)	(35,190)
Other income	-	-	-	304,273
Total other income (expenses)	(124,240)	(4,413)	(134,003)	(346,360)

Net Loss	$(879,037)	$(1,304,476)	$(1,843,301)	$(28,351,614)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.13)

Weighted average number of shares outstanding	229,737,399	226,222,528	229,257,932	224,152,495

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Six Months Ended June 30, 2022 and June 30, 2021

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020 (audited)	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services	100,000	100	110,900	-	111,000

Sale of common stock	125,000	125	99,875	-	100,000

Cancellation of common stock	(117,647)	(117)	117	-	-

Stock-based compensation	33,930,000	33,930	26,136,491	-	26,170,421

Common stock issued to settle accrued liabilities – related party	152,835	153	161,811	-	161,964

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued for conversion of convertible notes payable and accrued interest	1,047,139	1,047	559,024	-	560,071

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-	-	(27,047,138)	(27,047,138)

Balance at March 31, 2021	225,972,528	225,973	68,701,697	(68,886,397)	41,273

Stock-based compensation	325,000	325	230,425	-	230,750

Common stock issued for conversion of convertible notes payable and accrued interest	37,996	37	30,359	-	30,396

Net Loss	-	-	-	(1,304,476)	(1,304,476)

Balance at June 30, 2021	226,335,524	$226,335	$68,962,481	$(70,190,873)	$(1,002,057)

Balance at December 31, 2021 (audited)	228,667,229	$228,667	$71,017,881	$(72,388,442)	$(1,141,894)

Issuance of common stock for services	20,000	20	10,180	-	10,200

Sale of common stock	184,028	184	77,108	-	77,292

Common stock issued to settle accounts payable and accrued liabilities	6,252	6	3,995	-	4,001

Net Loss	-	-	-	(964,264)	(964,264)

Balance at March 31, 2022	228,877,509	228,877	71,109,164	(73,352,706)	(2,014,665)

Issuance of common stock for services	200,000	200	95,800	-	96,000

Issuance of common stock for services – related party	425,000	425	203,575	-	204,000

Common stock issued to settle accounts payable and accrued liabilities	200,000	200	95,800	-	96,000

Common stock issued to settle accounts payable and accrued liabilities – related party	425,000	425	203,575	-	204,000

Cancellation of common stock	(250,000)	(250)	250	-	-

Net Loss	-	-	-	(879,037)	(879,037)

Balance at June 30, 2022	229,877,509	$229,877	$71,708,164	$(74,231,743)	(2,293,702)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net (Loss)	$(1,843,301)	$(28,351,614)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	310,200	26,512,173
Amortization expense	2,025	-
Amortization of debt discount	-	608,710
Loss on settlement of debt	113,375	35,190
Changes in assets and liabilities:
Inventory	-	25
Prepaid and other current assets	(9,206)	(5,000)
Subscription Receivable	-	-
Accounts payable and accrued expenses	500,774	138,167
Accrued liabilities – related party	146,944	236,805
Accrued litigation settlement	380,000	562,000
Net Cash Used In Operating Activities	(399,189)	(263,544)

Cash Flows from Investing Activities:
Purchase of intangible assets	(40,500)	-
Net Cash Used in Investing Activities	(40,500)	-

Cash Flows from Financing Activities:
Proceeds from related party	383,275	20,000
Repayments on loan payable	(36,261)	-
Proceeds from sale of common stock	77,292	100,000
Proceeds from convertible notes payable	-	115,000
Cash flow provided by financing activities	424,306	235,000
Decrease in Cash and Cash Equivalents	(15,383)	(28,544)
Cash and Cash Equivalents – Beginning of period	21,799	46,076

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,416	$17,532

Supplemental cash flow information:
Cash paid for interest	$285	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$250	$117
Conversion of convertible notes payable and accrued interest – related party to convertible notes payable and accrued interest	$-	$176,502
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$-	$676,555
Common stock issued for conversion of convertible notes payable and accrued interest	$-	$590,465
Conversion of accounts payable to convertible notes payable	$-	$90,000
Common stock issued to settle related party advances	$-	$26,750
Common stock issued to settle accrued liabilities – related party	$127,500	$161,964
Conversion of accrued liabilities – related party to convertible notes payable – related party	$-	$112,500
Common stock issued to settle accrued liabilities	$63,126	$-
Accrued litigation settlement paid with loan payable	$100,000	$-
Debt discount related to beneficial conversion feature	$-	$234,912

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2022 AND 2021

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

There were no provisions for doubtful accounts recorded at June 30, 2022 and December 31, 2021. The Company recorded $0 in bad debt expense for the three and six month periods ended June 30, 2022 and 2021.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and six months ended June 30, 2022 and 2021 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2022 included 30,915,000 of restricted stock units. The total potential common shares as of June 30, 2021 includes 28,325,000 of restricted stock units.

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

Accumulated amortization as of June 30, 2022 and December 31, 2021 was $2,025 and $0, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $2,025 and $0, respectively.

Future Amortization Expense

Year	Amount
2022 (remaining)	$2,025
2023	4,050
2024	4,050
2025	4,050
2026	4,050
Thereafter	20,250
$38,475

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2022 and 2021, the Company determined no impairment was required.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Loans payable - related parties

As of December 31, 2021, Brian Thom, Chief Executive Officer had a loan payable balance of $175,000.

During the six months ended June 30, 2022, Mr. Thom loaned the Company $315,000 to pay for operating expenses. As of June 30, 2022, $490,000 is owed to Mr. Thom. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

As of December 31, 2021, Lou Schiliro, the former Chief Operating Officer, had a loan payable balance of $44,000.

During the six months ended June 30, 2022, Mr. Schiliro, loaned the Company $64,275 to pay for operating expenses. As of June 30, 2022, $108,275 is owed to Mr. Schiliro. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

During the six months ended June 30, 2022, Kristofer Heaton, Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. As of June 30, 2022, $4,000 is owed to Mr. Heaton. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

Interest expense – related party on the above loans was $11,535 and $20,343 during the three and six months ended June 30, 2022, respectively. Accrued interest – related party as of June 30, 2022 and December 31, 2021 was $22,651 and $2,308, respectively and has been recorded in accrued liabilities – related party on the balance sheet.

Accrued liabilities – related parties

As of March 31, 2022 and December 31, 2021, $45,000 and $899 was owed to Mr. Thom for accrued compensation and reimbursable expenses, respectively. During the three months ended June 30, 2022, the Company issued 150,000 shares of common stock to Mr. Thom to settle the accrued compensation and paid him $899 for reimbursable expenses. The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt.

As of March 31, 2022 and December 31, 2021, $45,000 and $0 was owed to Mr. Schiliro for accrued compensation, respectively. During the three months ended June 30, 2022, the Company issued 150,000 shares of common stock to Mr. Schiliro for the accrued compensation. The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt.

 As of March 31, 2022 and December 31, 2021, $37,500 and $0 was owed to Kristofer Heaton, the Principal Financial Officer, for accrued compensation, respectively. During the three months ended June 30, 2022, the Company issued 125,000 shares of common stock to Mr. Heaton for the accrued compensation. The common stock had a fair value of $60,000 and the Company recorded $22,500 as a loss on settlement of debt.

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

                During the six months ended June 30, 2022, the Board of Directors approved an amendment to Mr. Thom’s RSU Agreement dated November 24, 2020. The amendment increased the number of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the six months ended June 30, 2022, the Board of Directors approved an RSU Agreement with Robert Denser, Director of the Board. The agreement grants Mr. Denser 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the six months ended June 30, 2022, the Company issued 150,000 shares of common stock each to Mr. Thom and Mr. Schiliro and 125,000 shares of common stock to Mr. Heaton for compensation in lieu of cash. The common stock had a total fair value of $204,000.

Note 4. Promissory Note Payable

During the six months ended June 30, 2022, the Company reached a settlement agreement related to Patterson’s counterclaim (see Note 6). The Company agreed to pay $120,000 which had previously been accrued as of December 31, 2021.

The Company paid $20,000 of the settlement and entered into a $100,000 promissory note with its legal counsel to fund the payment of the remaining balance. The Company paid $36,261 of principal and $285 in interest expense leaving a principal balance of $63,739 and accrued interest of $0 as of June 30, 2022. The note accrues interest at 1% and requires monthly payments of $9,136 until the balance is paid in full.

The promissory note is secured by 200,000 shares of restricted common stock which would have demand registration rights and the Company would file a registration statement within 45 days of the request.

Note 5. Issuances of Securities

Share issuances 2021

During the six months ended June 30, 2021, a total of 32,255,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $24,221,170, 2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000, 125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000, 100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000, 25,000 shares of commons stock were issued to settle $20,000 of related party advances, 152,835 shares of common stock were issued to settle accrued liabilities – related party worth $133,523, 1,085,135 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $590,468, 1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party of $676,555 and 117,647 shares of common stock were cancelled reducing common stock by $117 and increasing additional paid-in capital by the same.

Share issuances 2022

During the six months ended June 30, 2022, 184,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $77,292, 206,252 shares of common stock were issued to various consultants to settle $63,126 of accrued liabilities resulting in a loss on settlement of debt of $36,875, 200,000 shares of common stock with a fair value of $96,000 were issued to consultants for services, 425,000 shares of common stock were issued to settle $127,500 of accrued liabilities – related party (see Note 3) resulting in a loss of settlement of debt of $76,500, 425,000 shares of common stock with a fair value of $204,000 were issued to officers and a former officer of the Company for services (see Note 3), 20,000 shares of common stock with a fair value of $10,200 were issued for legal services and 250,000 shares of common stock were cancelled reducing common stock by $250 and increasing additional paid-in capital by the same.

Restricted stock units

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

As discussed above in Note 3, during the six months ended June 30, 2022, the Board of Directors approved an RSU Agreement in which Robert Denser, Director was granted 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones. In addition, Mr. Thom’s original RSU Agreement was amended. The amendment increased the amount of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Activity related to our restricted stock units during the six months ended June 30, 2022 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2021	28,190,000	$0.96
Units granted	14,225,000	$0.43
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	(11,500,000)	$1.18
Total awards outstanding at June 30, 2022	30,915,000	$0.63

Management is unable to predict if or when a Covered Transaction or Triggering Event which are vesting milestones under the RSU Agreements governing the restricted stock units will occur and as of June 30, 2022, there was $19,563,950 of unrecognized compensation cost related to unvested restricted stock unit awards.

Note 6. Accrued Litigation Settlement

On June 15, 2022, the Security and Exchange Commission’s (SEC) investigation of the Company, initially reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, was settled through the filing of a consent judgment without the Company admitting or denying the SEC’s allegations. As part of the settlement, the Company is required to pay a civil penalty of $450,000, payable in four installments as follows:

•	$50,000 upon the entry of the judgment;
•	$100,000 within 90 days of the entry of the judgment;
•	$150,000 within 180 days of the entry of the judgment; and
•	$150,000 within 270 days of the entry of the judgment, plus statutory interest on payments made after 30 days of the entry of the judgment pursuant to U.S.C. Section 1961

The Company made the initial schedule payment of $50,000 towards the civil penalty and as of June 30, 2022 the accrued litigation balance is $400,000.

Note 7. Litigation

Philip Forman, who served as Chairman, a director, Chief Executive Officer and Chief Medical Advisor of the Company at various times between 2011 and October 2015, filed a lawsuit against the Company and our then-Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The plaintiff has claimed, among other things: that the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not enforceable due to lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the plaintiff sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement remains valid and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021, the plaintiff provided a deposition as instructed by the Court, subsequent to which the Company filed a motion for dismissal of this proceeding. On February 14, 2022, the Court issued an Order which declared the Amendment to be unenforceable and thus the terms of the original Employment Agreement to remain in effect. The Order also noted that the Company is not a party to the Stock Purchase Agreement, and the Employment Agreement does not constitute a prior agreement that could have been superseded by the Stock Purchase Agreement. In anticipation of a jury trial later this year, the Company filed a motion with the Court to reopen discovery.

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

As mentioned in Note 6 above, the Company settled the SEC’s investigation through the filing of a consent judgment on the terms described in the Company’s Form 8-K filed on April 29, 2022, without the Company admitting or denying the SEC’s allegations.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the above pending legal proceedings.

The Company is or was also a party to the following legal proceedings:

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

In August 2020, United Health Products filed suit against its former auditors, Haynie & Company, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. Haynie & Company has denied the allegations. Mediation is scheduled for the last week of August 2022.

Note 8. Other Income

The Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations during the six months ended June 30, 2021.

Note 9. Subsequent Events

The Company has evaluated events from June 30, 2022, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company issued a $200,000 convertible note to a non-affiliate bearing interest at 10% with a maturity date of November 30, 2022.  The convertible note can be converted into shares of common stock at a conversion price of $0.40 per share.

                The Company issued a $100,000 convertible note to a non-affiliate with a 7% original issue discount (OID), an interest rate of 10% and maturity date of December 31, 2023. The Company received net proceeds of $93,000 after the OID. The convertible note can be converted into shares of common stock at a conversion price of $0.35 per share.

The Company issued a $100,000 convertible note to a Director of the Company with a 7% OID, an interest rate of 10% and maturity date of December 31, 2023. The Company received net proceeds of $93,000 after the OID. The convertible note can be converted into shares of common stock at a conversion price of $0.35 per share.

The Board of Directors approved RSU Agreements with four doctors to acquire the patent application and related intellectual property rights in the “Method of Forming and Using a Hemostatic Hydrocolloid”, U.S. Patent Office Serial No. 62/875,798, filed July 18, 2019, in which a total of 16,000,000 RSU’s were granted.  The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

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

Manufacturing and Packaging of our Products

The Company’s NORC products will be manufactured largely in the United States to our specifications and using our equipment through a contract manufacturing arrangement with an FDA certified contract manufacturer that maintains stringent quality control protocols to assure the uniformity and quality of all of our gauze products. Information on our equipment, the manufacturing process and our manufacturer’s facility has been submitted as part of our PMA submission. Certain of our adhesive bandage formats designed for the 510k market are manufactured by a separate contractor based in China.

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

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips
•	The Ultimate Bandage
•	Hemostrips
•	Nik Fix

Results of Operations for the three months ending June 30, 2022 and 2021

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(754,797)	$(1,300,063)

Operating (loss)	$(754,797)	$(1,300,063)

Other income (expense)	$(124,240)	$(4,413)

Net (loss)	$(879,037)	$(1,304,476)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Three Months ended June 30, 2022 versus Three Months ended June 30, 2021

During the three months ended June 30, 2022 and 2021, the Company had $0 and $0 of revenues, respectively. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the three months ended June 30, 2022 and 2021 were $754,797 and $1,300,063, respectively.

The decrease in operating expenses was primarily due to the Company having a $562,000 loss on litigation settlement during the three months ended June 30, 2021 compared to $0 during the three months ended June 30, 2022.

Other income (expense) for the three months ended June 30, 2022 and 2021 was $(124,240) and $(4,413), respectively. The increase in other expense was due to an increase in total interest expense of $7,327 and an increase in loss on settlement of debt $112,500. The increase in interest expense was primarily due to the Company having a larger outstanding balance of interest bearing promissory notes. The increase in the loss on debt settlement was due to the Company issuing common stock with a fair value of $300,000 for the settlement of an aggregate of $187,500 of accrued liabilities and accrued liabilities – related parties during the three months ended June 30, 2022 compared to $0 during the three months ended June 30, 2021.

Our net loss for the three months ended June 30, 2022 was $879,037 as compared to net loss of $1,304,476 for the comparable period of the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $545,266 and an increase in other expenses of $119,827, as explained above.

Results of Operations for the six months ending June 30, 2022 and 2021

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021

Revenue	$-	$59

Gross profit	$-	$34

Operating (expenses)	$(1,709,298)	$(28,005,288)

Operating (loss)	$(1,709,298)	$(28,005,254)

Other income (expense)	$(134,003)	$(346,360)

Net (loss)	$(1,843,301)	$(28,351,614)

Net loss per common share - basic and diluted	$(0.01)	$(0.13)

Six Months ended June 30, 2021 versus Six Months ended June 30, 2021

During the six months ended June 30, 2022 and 2021, the Company had $0 and $0 of revenues, respectively. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the six months ended June 30, 2022 and 2021 were $1,709,298 and $28,005,288, respectively.

The decrease in operating expenses was due primarily to a decrease in stock-based compensation expenses of $26,201,973 and a decrease of $562,000 of litigation settlement expense. The Company recorded a total $310,200 of stock-based compensation during the six months ended June 30, 2022 compared to $26,512,173 during the six months ended June 30, 2021.

The decrease in stock-based compensation was primarily related to vesting and amortization of RSUs. During the six months ended June 30, 2021, the Company amended the RSU agreement with its former Chief Executive Officer. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021, issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000 and issued 325,000 shares of common stock valued at $230,750 due to vesting of RSUs as the result of the Company terminating services with one of its legal counsels. The Company issued 645,000 shares of common stock for services valued at $310,200 and did not have any RSU vest during the six months ended June 30, 2022.

Other income (expense) for the six months ended June 30, 2022 and 2021 was $(134,003) and $(346,360), respectively. The decrease in other expense was due to a decrease in total interest expense of $594,815 an increase in loss on debt settlement of $78,185 and decrease in other income of $304,273 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in interest expense was primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the six months ended June 30, 2021 totaling $608,710 compared to $0 in the six months ended June 30, 2022. The increase in the loss on settlement of debt was due to the Company issuing common stock with a fair value of $304,001 for the settlement of an aggregate of $190,626 of accrued liabilities and accrued liabilities – related parties during the six months ended June 30, 2022 compared to the Company issuing shares of common stock with a fair value of $188,713 for the settlement of $153,523 of various debts and accrued liabilities – related party during the six months June 30, 2021. The decrease in other income was due to the Company receiving $304,273 as full and final payment for settlement of its December 2019 arbitration with Maxim during the six months ended June 30, 2021 compared to $0 of other income during the six months June 30, 2022.

Our net loss for the six months ended June 30, 2022 was $1,843,301 as compared to net loss of $28,351,614 for the comparable period of the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $26,295,956 along with a decrease in other expenses from $346,360 during the six months ended June 30, 2021 to $134,003 for the six months ended June 30, 2022 as explained above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2022, the Company had a negative working capital of $2,334,177. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. If we are not successful in our commercialization strategy, we cannot assure that we will be able to fund a standalone marketing and sale strategy, and if we do, we cannot assure we will attain profitable operations within the next year or at all. The report of our independent registered public accounting firm on our 2021 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives.

Cash Flows

The Company’s cash on hand at June 30, 2022 and December 31, 2021 was $6,416 and $21,799, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(399,189)	$(263,544)
Net cash used in investing activities	(40,500)	-
Net cash provided by financing activities	424,306	235,000

Net decrease in cash and cash equivalents	$(15,383)	$(28,544)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $399,189. The Company had net loss of $1,843,301 offset by stock for services and compensation of $310,200, amortization expense of $2,025, a loss on debt settlement of $113,375, an increase in accounts payable and accrued expenses of $500,774, an increase in accrued liabilities - related party of $146,944 and an increase in accrued litigation settlement of $380,000 and an increase in prepaid and other current assets of $9,206.

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

Net Cash Used by Investing Activities

The Company paid $40,500 related to the patent application fees during the six months ended June 30, 2022.

The Company did not have any investing activities during the six months ended June 30, 2021.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $424,306. This was due to the result of the Company receiving $77,292 in proceeds from the sale of stock and receiving $383,275 from related party loans offset by making payments of $36,261 on loan payable.

Net cash provided by financing activities for the six months ended June 30, 2021 was $235,000. This was due to the Company receiving $20,000 in proceeds from a related party loan, $100,000 in proceeds from the sale of stock and $115,000 in proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have no off-balance sheet arrangements.

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

As of June 30, 2022, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2022 through June 30, 2022. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2022	Common Stock	6,252	$3,126 of accrued liabilities
February 2022	Common Stock	184,028	$77,292 in cash at $0.42 per share
February 2022	Common Stock	20,000	$10,200 in services provided
April 2022	Common Stock	625,000	$187,500 of accrued liabilities
April 2022	Common Stock	625,000	$300,000 in services provided

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3(i)	Articles of Incorporation of the Company dated February 28, 1997. (1)

3(ii)	Amendment to Articles of Incorporation. (1)

3(iii)	By-laws of the Company*

3(iv)	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Restricted Stock Unit Agreement – Doug Beplate (5)

10.4	Services Agreement with Brian Thom (6)

10.5	Restricted Stock Unit Agreement - Brian Thom (6)

10.6	Services Agreement with Kristofer Heaton (7)

10.7	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.8	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.9	Restricted Stock Unit Agreement – Robert Denser (8)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (9)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: August 15, 2022	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal Executive Officer and Director	August 15, 2022
Brian Thom

By:	/s/ Kristofer Heaton	Vice President, Finance and Principal Financial Officer	August 15, 2022
Kristofer Heaton

By:	/s/ Robert Denser	Director	August 15, 2022
Robert Denser

