Form 10-Q
period 2022-09-30
United Health Products, Inc.
filed 2022-11-14
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(475) 755-1005

(Company’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of November 11, 2022 was 229,473,637

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$96,698	$21,799
Inventory	37,750	-
Prepaid and other current assets	30,000	5,000
Total current assets	164,448	26,799

Deferred offering costs	250,000	-
Patents, net	37,463	-

TOTAL ASSETS	$451,911	$26,799

Current Liabilities
Accounts payable and accrued expenses	$1,064,600	$826,486
Accrued liabilities - related parties	25,282	3,207
Accrued litigation settlement	300,000	120,000
Promissory note payable	36,535	-
Convertible note payable, net of debt discount	200,000	-
Loans payable – related parties	4,000	219,000
Total current liabilities	1,630,417	1,168,693

Convertible note payable, net of debt discount	94,016	-
Convertible notes payable – related party, net of debt discount	472,288	-

TOTAL LIABILITIES	2,196,721	1,168,693

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 229,473,637 and 228,667,229 shares issued at September 30, 2022 and December 31, 2021	229,473	228,667
Additional Paid-In Capital	71,436,893	71,017,881
Accumulated Deficit	(73,411,176)	(72,388,442)
Total Stockholders’ Equity (Deficit)	(1,744,810)	(1,141,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$451,911	$26,799

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$37,500	$-	$37,500	$59

Cost of goods sold	18,644	-	18,644	25

Gross profit	18,856	-	18,856	34

Operating Costs and Expenses
Selling, general and administrative expenses	343,056	704,659	1,852,388	25,582,882
Research and development	214,978	19,757	414,944	146,822
Total Operating Expenses	558,034	724,416	2,267,332	28,729,704

Loss from Operations	(539,178)	(724,416)	(2,248,476)	(28,729,670)

Other Income (Expenses)
Interest expense	(6,673)	-	(6,958)	(225,639)
Interest expense – related party	(22,563)	-	(42,906)	(389,804)
Loss on settlement of debt	(14,000)	-	(127,375)	(35,190)
Other income	1,402,981	-	1,402,981	304,273

Total other income (expenses)	1,359,745	-	1,225,742	(346,360)

Net Income (loss)	$820,567	$(724,416)	$(1,022,734)	(29,076,030)

Net Income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.13)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.13)

Weighted average number of shares outstanding:
Basic	230,438,815	226,695,307	229,653,007	225,009,413
Diluted	279,654,911	226,695,307	229,653,007	225,009,413

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2020 (audited)	189,357,090	$189,357	$40,696,640	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	234,912

Issuance of common stock for services	100,000	100	110,900	-	111,000

Sale of common stock	125,000	125	99,875	-	100,000

Cancellation of common stock	(117,647)	(117)	117	-	-

Stock-based compensation	33,930,000	33,930	26,136,491	-	26,170,421

Common stock issued to settle accrued liabilities – related party	152,835	153	161,811	-	161,964

Common stock issued to settle related party advances	25,000	25	26,725	-	26,750

Common stock issued for conversion of convertible notes payable and accrued interest	1,047,139	1,047	559,024	-	560,071

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	676,555

Net Loss	-	-	-	(27,047,138)	(27,047,138)

Balance at March 31, 2021	225,972,528	225,973	68,701,697	(68,886,397)	41,273

Stock-based compensation	325,000	325	230,425	-	230,750

Sale of common stock issued for conversion of convertible notes payable and accrued interest	37,996	37	30,359	-	30,396

Net Loss	-	-	-	(1,304,476)	(1,304,476)

Balance at June 30, 2021	226,335,524	226,335	68,962,481	(70,190,873)	(1,002,057)

Sale of common stock	370,455	371	325,629	-	326,000

Stock-based compensation	200,000	200	219,800	-	220,000

Common stock issued for litigation settlement	300,000	300	311,700	-	312,000

Net Loss	-	-	-	(724,416)	(724,416)

Balance at September 30, 2021	227,205,979	$227,206	$69,819,610	$(70,915,289)	$(868,473)

Balance at December 31, 2021 (audited)	228,667,229	$228,667	$71,017,881	$(72,388,442)	$(1,141,894)

Issuance of common stock for services	20,000	20	10,180	-	10,200

Sale of common stock	184,028	184	77,108	-	77,292

Common stock issued to settle accounts payable and accrued liabilities	6,252	6	3,995	-	4,001

Net Loss	-	-	-	(964,264)	(964,264)

Balance at March 31, 2022	228,877,509	$228,877	$71,109,164	$(73,352,706)	$(2,014,665)

Issuance of common stock for services	200,000	200	95,800	-	96,000

Issuance of common stock for services – related party	425,000	425	203,575	-	204,000

Common stock issued to settle accounts payable and accrued liabilities	200,000	200	95,800	-	96,000

Common stock issued to settle accounts payable and accrued liabilities – related party	425,000	425	203,575	-	204,000

Cancellation of common stock	(250,000)	(250)	250	-	-

Net Loss	-	-	-	(879,037)	(879,037)

Balance at June 30, 2022	229,877,509	$229,877	$71,708,164	$(74,231,743)	(2,293,702)

Issuance of common stock for services	100,000	100	32,900	-	33,000

Issuance of common stock for services – related party	425,000	425	139,825	-	140,250

Common stock issued to settle accounts payable and accrued liabilities	466,667	467	153,533	-	154,000

Common stock repurchased and cancelled	(2,228,115)	(2,228)	(856,553)	-	(858,781)

Sale of common stock	75,000	75	9,781	-	9,856

Common stock issued for commitment fee	757,576	757	249,243	-	250,000

Net income	-	-	-	820,567	820,567

Balance at September 30, 2022	229,473,637	$229,473	$71,436,893	$(73,411,176)	$(1,744,810)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net (Loss)	$(1,022,734)	$(29,076,030)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	483,450	26,732,173
Amortization of debt discount	8,304	608,710
Amortization expense	3,037	-
Stock received as other income	(808,781)	-
Stock issued for litigation settlement	-	312,000
Loss on settlement of debt	127,375	35,190
Changes in assets and liabilities:
Inventory	(37,750)	25
Prepaid and other current assets	(25,000)	(5,000)
Accounts payable and accrued expenses	441,240	442,857
Accrued liabilities – related party	149,575	367,446
Accrued litigation settlement	280,000	125,000
Net Cash Used In Operating Activities	(401,284)	(457,629)

Cash Flows from Investing Activities:
Purchase of intangible assets	(40,500)	-
Net Cash Used in Investing Activities	(40,500)	-

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	383,275	24,000
Repayments on loan payable - related party	(226,275)	-
Repayments on loan payable	(63,465)	-
Repurchase of common stock	(50,000)	-
Proceeds from sale of common stock	87,148	426,000
Proceeds from convertible notes payable – related party	93,000	-
Proceeds from convertible notes payable	293,000	115,000
Cash flow provided by financing activities	516,683	565,000
Increase (Decrease) in Cash and Cash Equivalents	74,899	107,371
Cash and Cash Equivalents – Beginning of period	21,799	46,076

CASH AND CASH EQUIVALENTS – END OF PERIOD	$96,698	$153,447

Supplemental cash flow information:
Cash paid for interest	$12,861	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$250	$117
Conversion of convertible notes payable and accrued interest – related party to convertible notes payable and accrued interest	$-	$176,502
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$-	$676,555
Common stock issued for conversion of convertible notes payable and accrued interest	$-	$590,465
Conversion of accounts payable to convertible notes payable	$-	$90,000
Common stock issued to settle related party advances	$-	$26,750
Common stock issued to settle accrued liabilities – related party	$204,000	$161,964
Conversion of accrued liabilities – related party to convertible notes payable – related party	$-	$112,500
Common stock issued to settle accrued liabilities	$254,001	$-
Accrued litigation settlement paid with loan payable	$100,000	$-
Common stock issued for commitment fee	$250,000	$-
Loans payable – related party converted to convertible notes payable – related party	$372,000	$-
Debt discount related to original issue discount	$42,000	$-
Debt discount related to beneficial conversion feature	$-	$234,912

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2022 AND 2021

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and operations have provided minimal cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There were no provisions for doubtful accounts recorded at September 30, 2022 and December 31, 2021. The Company recorded $0 in bad debt expense for the three and nine month periods ended September 30, 2022 and 2021.

During the three and nine months ended September 30, 2022 one customer accounted for 100% of the Company’s revenue.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	September 30, 2022	December 31, 2021
Work-in process	$30,000	$-
Raw materials	7,750	-
Total inventory	$37,750	$-

During the three and nine months ended September 30, 2022 and 2021, the Company determined that $0  needed to be impaired and written-off.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of September 30, 2022 included 46,915,000 of restricted stock units, 1,501,233 shares for convertible notes payable – related party and 799,863 shares for convertible notes payable. The total potential common shares as of September 30, 2021 includes 28,125,000 of restricted stock units.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended September 30, 2022:

	Net Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$820,567	230,438,815	$0.00
Effect of dilutive securities:
Convertible notes payable (interest expense)	15,290	2,301,096	(0.00)
Restricted stock units	-	46,915,000	-
Diluted EPS	$835,857	279,654,911	$0.00

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

Accumulated amortization as of September 30, 2022 and December 31, 2021 was $3,037 and $0, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $3,037 and $0, respectively.

Future Amortization Expense

Year	Amount
2022 (remaining)	$1,013
2023	4,050
2024	4,050
2025	4,050
2026	4,050
Thereafter	20,250
$37,463

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2022 and 2021, the Company determined no impairment was required.

New and Recently Adopted Accounting Pronouncements

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

ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has early adopted this pronouncement and applied it to the convertible notes issued during the period.

The Company considers all new pronouncements and management has determined that there have been no additional recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Loans payable - related parties

As of December 31, 2021, Brian Thom, Chief Executive Officer had a loan payable balance of $175,000.

During the nine months ended September 30, 2022, Mr. Thom loaned the Company $315,000 to pay for operating expenses. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

The Company repaid $118,000 in principal and $6,569 of accrued interest and $372,000 of principal was converted to a convertible note payable leaving a balance of $0 on the loan payable owed to Mr. Thom as of September 30, 2022.

As of December 31, 2021, Lou Schiliro, the former Chief Operating Officer, had a loan payable balance of $44,000.

During the nine months ended September 30, 2022, Mr. Schiliro, loaned the Company $64,275 to pay for operating expenses. The loans have an interest rate of 10% and have a maturity date of December 31, 2022.

The Company repaid $108,275 in principal and $5,802 of accrued interest leaving a balance of $0 on the loan payable to Mr. Schiliro as of September 30, 2022.

During the nine months ended September 30, 2022, Kristofer Heaton, Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. As of September 30, 2022, $4,000 is owed to Mr. Heaton. The loan has an interest rate of 10% and have a maturity date of December 31, 2022.

Interest expense – related party on the above loans was $13,587 and $34,084 during the three and nine months ended September 30, 2022, respectively. Accrued interest – related party as of September 30, 2022 and December 31, 2021 was $24,021 and $2,308, respectively and has been recorded in accrued liabilities – related party on the balance sheet.

Convertible notes payable – related parties

During the nine months ended September 30, 2022, Mr. Thom, converted $372,000 of a loan payable balance to a convertible note payable.  The note has an interest rate of 10%, an original issue discount (“OID”) of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share.  The Company recorded $28,000 of a debt discount related to the OID. As of September 30, 2022, the remaining unamortized debt discount was $21,786.

During the nine months ended September 30, 2022, Robert Denser, Director of the Company, loaned the Company $93,000 through a convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of September 30, 2022, the remaining unamortized debt discount was $5,926.

Interest expense – related party on the above convertible notes payable was $8,822 (including $7,288 of debt discount amortization related to the OID) and $8,822 (including $7,288 of debt discount amortization related to the OID) during the three and nine months ended September 30, 2022, respectively. Accrued interest – related party as of September 30, 2022 and December 31, 2021 was $1,534 and $0, respectively and has been recorded in accrued liabilities – related party on the balance sheet.

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

During the nine months ended September 30, 2022, the Board of Directors approved an amendment to Mr. Thom’s RSU Agreement dated November 24, 2020. The amendment increased the number of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the nine months ended September 30, 2022, the Board of Directors approved an RSU Agreement with Robert Denser, Director of the Board. The agreement grants Mr. Denser 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the nine months ended September 30, 2022, the Company acquired 2,228,115 shares of common stock from its former Chief Executive Officer as described in Note 6.

During the nine months ended September 30, 2022, the Company issued 300,000 shares of common stock each to Mr. Thom and Mr. Schiliro and 250,000 shares of common stock to Mr. Heaton for compensation in lieu of cash. The common stock had a total fair value of $344,250.

Note 4. Promissory Note Payable

During the nine months ended September 30, 2022, the Company reached a settlement agreement related to Patterson’s counterclaim (see Note 8). The Company agreed to pay $120,000 which had previously been accrued as of December 31, 2021.

The Company paid $20,000 of the settlement and entered into a $100,000 promissory note with its legal counsel to fund the payment of the remaining balance. The Company paid $63,465 of principal and $490 in interest expense leaving a principal balance of $36,535 and accrued interest of $0 as of September 30, 2022. The note accrues interest at 1% and requires monthly payments of $9,136 until the balance is paid in full.

The promissory note is secured by 200,000 shares of restricted common stock which would have demand registration rights and the Company would file a registration statement within 45 days of the request.

Note 5. Convertible Promissory Notes Payable

During the nine months ended September 30, 2022, the Company issued a $200,000 convertible promissory note.  The note has an interest rate of 10% and has a maturity date of November 30, 2022. The note is convertible into common stock of the Company at $0.40 per share.

During the nine months ended September 30, 2022, the Company issued a $93,000 convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of September 30, 2022, the remaining unamortized debt discount was $5,984.

Interest expense on the above convertible notes payable was $6,468 (including $1,016 of debt discount amortization related to the OID) and $6,468 (including $1,016 of debt discount amortization related to the OID) during the three and nine months ended September 30, 2022, respectively. Accrued interest as of September 30, 2022 and December 31, 2021 was $5,452 and $0, respectively and has been recorded in accrued liabilities on the balance sheet.

Note 6. Issuances of Securities

Share issuances 2021

During the nine months ended September 30, 2021, a total of 32,455,000 shares of common stock were issued to officers, directors and various consultants related to vesting of RSU’s with a total stock-based compensation cost of $24,441,170, 2,000,000 shares of common stock were issued to Mr. Beplate as a stock bonus with a stock-based compensation cost of $2,180,000, 125,000 shares of common stock were sold to an affiliated investor in a private placement for total cash proceeds of $100,000, 370,455 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $326,000, 100,000 shares of common stock were issued for settlement of a business consulting agreement with a fair value of $111,000, 25,000 shares of commons stock were issued to settle $20,000 of related party advances, 152,835 shares of common stock were issued to settle accrued liabilities – related party worth $133,523, 1,085,135 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $590,468, 1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party of $676,555, 300,000 shares of common stock were issued for litigation settlement with a fair value of $312,000 and 117,647 shares of common stock were cancelled reducing common stock by $117 and increasing additional paid-in capital by the same.

On June 25, 2021, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”) to sell Triton up to $6,000,000 of common stock.  The Purchase Agreement expired on June 30, 2022.

Share issuances 2022

During the nine months ended September 30, 2022, 259,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $87,148, 672,919 shares of common stock were issued to various consultants to settle $203,126 of accrued liabilities resulting in a loss on settlement of debt of $50,875, 300,000 shares of common stock with a fair value of $129,000 were issued to consultants for services, 425,000 shares of common stock were issued to settle $127,500 of accrued liabilities – related party (see Note 3) resulting in a loss of settlement of debt of $76,500, 850,000 shares of common stock with a fair value of $344,250 were issued to officers and a former officer of the Company for services (see Note 3), 20,000 shares of common stock with a fair value of $10,200 were issued for legal services, 757,756 shares of common stock with a fair value of $250,000 were issued as commitment shares, 250,000 shares of common stock were cancelled reducing common stock by $250 and increasing additional paid-in capital by the same.

On September 1, 2022, United Health Products, Inc. (the “Company”) entered into a common stock purchase agreement (the “CSPA”) with White Lion Capital, LLC (“White Lion”). Pursuant to the CSPA, the Company has the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Company is required to register the resale of the shares issuable to White Lion under the CSPA with the U.S. Securities and Exchange Commission, as a condition to requesting White Lion purchase shares.  On September 7, 2022, we filed a registration statement on Form S-3 covering the above shares. The Company’s S-3 registration statement was declared effective by the SEC on September 19, 2022.

The Company’s right to sell shares to White Lion commenced on the effective date of the resale registration statement and extends for a period of three years. During this term, the Company may exercise its right to sell shares to White Lion, subject to limitations on the amount of shares that are permitted to be sold with each exercise. The purchase price to be paid by White Lion for such shares will equal the lower of: (i) 93% of the volume-weighted average price of the Company’s common stock during a period of five consecutive trading days following the Company’s exercise of its right to sell shares, and (ii) the closing price of the common stock on the day the Company exercises its right to sell shares, subject to a minimum price of $0.30 per share.

In consideration for White Lion’s commitment to purchase shares under the CSPA when requested, the Company issued 757,576 shares to White Lion with a fair value of $250,000, as disclosed above.

The Company will have the right to terminate the CSPA at any time, at no cost or penalty, upon ten trading days’ prior written notice. Additionally, White Lion will have the right to terminate the CSPA in accordance with its terms for certain breaches of the CSPA by the Company, a Company bankruptcy filing, or the Company’s CEO, Principal Financial Officer or Director of Operations terminating their respective employment with the Company.

During the period, the Company sold 75,000 shares of common stock to White Lion and received net proceeds of $9,856 after legal and administrative fees related to the CSPA were deducted, which were included in the total shares issued for cash disclosed above.

Share repurchases 2022

                During the nine months ended September 30, 2022, the Company paid $50,000 to repurchase 142,857 shares of common stock and received 2,085,258 shares of common stock as settlement of a $808,781 disgorgement obligation with its former Chief Executive Officer (Note 9).  The aggregate amount of 2,228,115 shares of common stock were cancelled (Note 3).

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

As described above in Note 3, during the nine months ended September 30, 2022, the Board of Directors approved an RSU Agreement in which Robert Denser, Director was granted 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones. In addition, Mr. Thom’s original RSU Agreement was amended. The amendment increased the amount of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the nine months ended September 30, 2022, the Board of Directors approved RSU Agreements with four physicians as consideration to acquire their rights to the patent application and related intellectual property rights in the “Method of Forming and Using a Hemostatic Hydrocolloid”, U.S. Patent Office Serial No. 62/875,798, filed July 18, 2019, in which a total of 16,000,000 RSU’s were granted.  The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Activity related to our restricted stock units during the nine months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2021	28,190,000	$0.96
Units granted	30,225,000	$0.42
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	(11,500,000)	$1.18
Total awards outstanding at September 30, 2022	46,915,000	$0.56

All of the outstanding RSU’s, if not vested earlier, will vest upon the occurrence of a Covered Transaction or Triggering Event, as defined in the related RSU Agreements. Management is unable to predict if or when a Covered Transaction or Triggering Event will occur. As of September 30, 2022, there was $26,283,950 of unrecognized compensation cost related to unvested restricted stock unit awards.

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

The Company made the initial schedule payment of $50,000 and the second scheduled payment of $100,000 towards the civil penalty and as of September 30, 2022 the accrued litigation balance is $300,000.

Note 8. Litigation

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

In July 2022, United Health Products filed a motion to reopen discovery for the purpose of developing additional issues it wished to raise at trial.  At the beginning of August 2022, the court denied United Health Products’ request to reopen discovery.  The court instructed counsel for both parties to meet and confer regarding a Joint Trial Order to be filed with the court.  The Joint Trial Order generally details the parties’ position on which issues are to be addressed at trial.  The parties are currently seeking to reach agreement on what issues should be addressed at trial.  Once the issues have been agreed upon, the Joint Trial Order will be filed with the court and the court will set a trial date.  Concurrently with the completion of the Joint Trial Order, the parties are engaged in various  settlement negotiations.

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

As mentioned in Note 7 above, the Company settled the SEC’s investigation through the filing of a consent judgment on the terms described in the Company’s Form 8-K filed on April 29, 2022, without the Company admitting or denying the SEC’s allegations.

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

In August 2020, United Health Products filed suit against its former auditors, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. The Company and the defendant through mediation reached an agreement on settlement in which the defendant agreed to pay $392,000 and the entire amount was paid in September 2022 and recorded as other income in the statement of operations (Note 9).

Note 9. Other Income

The Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, as discussed above the Company received $392,000 as a settlement payment from its former auditor (Note 8).  The Company received $202,200 in cash and 2,085,258 shares of its common stock to satisfy a remaining $808,781 disgorgement obligation from its former Chief Executive Officer (Note 6).     The total amount of $1,402,981 was recorded as other income in the Statement of Operations.

Note 10. Subsequent Events

The Company has evaluated events from September 30, 2022, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed.

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

Manufacturing and Packaging of our Products

The Company’s NORC products will be manufactured to our specifications and using our equipment through a contract manufacturing arrangement with an FDA certified contract manufacturer that maintains stringent quality control protocols to assure the uniformity and quality of all of our gauze products. Information on the manufacturing process and our manufacturer’s facility has been submitted as part of our PMA submission. Our gauze products are cut to size, packaged and sterilized by service providers in the United States.

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

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips
•	The Ultimate Bandage
•	Hemostrips
•	CellSTAT
•	Nik Fix

Results of Operations for the three months ending September 30, 2022 and 2021

The following table sets forth a summary of certain key financial information for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022	2021

Revenue	$37,500	$-

Gross profit	$18,856	$-

Operating (expenses)	$(558,034)	$(724,416)

Operating (loss)	$(539,178)	$(724,416)

Other income (expense)	$1,359,745	$-

Net (loss)	$820,567	$(724,416)

Net income (loss) per common share - basic	$0.00	$(0.00)
Net income (loss) per common share - diluted	$0.00	$(0.00)

Three Months ended September 30, 2022 versus Three Months ended September 30, 2021

During the three months ended September 30, 2022 and 2021, the Company had $37,500 and $0 of revenues, respectively. The Company was able to fulfill an order to one customer which accounted for all the revenue during the three month period ended September 30, 2022.  The Company did not generate any revenues during the three months ended September 30, 2021 due to its focusing its capital and resources towards obtaining a Class III PMA.

Total operating expenses for the three months ended September 30, 2022 and 2021 were $558,034 and $724,416, respectively.

The decrease in operating expenses was primarily due to a decrease in legal and professional fees of approximately $346,797 in the three months ended September 30, 2022 compared to 2021 offset by an increase of $195,221 in research and development expenses. The decrease in legal and professional fees  is largely the result of the settlement of various litigation matters.

Other income (expense) for the three months ended September 30, 2022 and 2021 was $1,359,745 and $0, respectively. The increase in other income was due to an increase in other income of $1,402,981 offset by total interest expense of $29,236 and loss on settlement of debt of $14,000. The increase in other income is due to the Company having received $392,000 as a litigation settlement payment from its former auditor and the receipt of $202,200 in cash and 2,085,258 shares of common stock as payment of $808,781 from its former Chief Executive Officer to satisfy a disgorgement obligation.

Our net income for the three months ended September 30, 2022 was $820,567 as compared to net loss of $724,416 for the comparable period of the prior year. The higher net income was due to a $166,382 decrease in operating expenses and a $1,359,745 increase in other income, as explained above.

Results of Operations for the nine months ending September 30, 2022 and 2021

The following table sets forth a summary of certain key financial information for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021

Revenue	$37,500	$59

Gross profit	$18,856	$34

Operating (expenses)	$(2,267,332)	$(28,729,704)

Operating (loss)	$(2,248,476)	$(28,729,670)

Other income (expense)	$1,225,742	$(346,360)

Net (loss)	$(1,022,734)	$(29,076,030)

Net loss per common share - basic and diluted	$(0.00)	$(0.13)

Nine Months ended September 30, 2022 versus Nine Months ended September 30, 2021

During the nine months ended September 30, 2022 and 2021, the Company had $37,500 and $59 of revenues, respectively. The Company was able to fulfill an order to one customer which accounted for all the revenue during the nine month period ended September 30, 2022.  The Company generated minimal revenues during the nine months ended September 30, 2021 due to focusing its capital and resources towards obtaining a Class III PMA.

Total operating expenses for the nine months ended September 30, 2022 and 2021 were $2,267,332 and $28,729,704, respectively.

The decrease in operating expenses was due primarily to a decrease in stock-based compensation expenses of $26,248,723 and a decrease of $562,000 of litigation settlement expense. The Company recorded a total of $483,450 in stock-based compensation during the nine months ended September 30, 2022 compared to $26,732,173 during the nine months ended September 30, 2021.

The decrease in stock-based compensation was primarily related to vesting  of fewer RSUs. During the nine months ended September 30, 2021, the Company amended the RSU agreement with its former Chief Executive Officer resulting in the vesting of 21,970,000 RSUs. The former Chief Executive Officer was also issued 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021, issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000 and issued 525,000 shares of common stock valued at $450,750 due to vesting of RSUs as the result of the Company terminating services with one of its legal counsels. The Company issued 1,170,000 shares of common stock for services valued at $483,450 and did not have any RSU vest during the nine months ended September 30, 2022.

Other income (expense) for the nine months ended September 30, 2022 and 2021 was $1,225,742 and $(346,360), respectively. The other income was due to a decrease in total interest expense of $565,579 an increase in loss on debt settlement of $92,185 and an increase in other income of $1,098,708 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in interest expense was primarily due to the amortization of debt discounts on convertible notes payable and convertible notes payable – related party during the nine months ended September 30, 2021 totaling $608,710 compared to $8,304 in the nine months ended September 30, 2022. The increase in the loss on settlement of debt was due to the Company issuing common stock with a fair value of $458,001 for the settlement of an aggregate of $330,626 of accrued liabilities and accrued liabilities – related parties during the nine months ended September 30, 2022 compared to the Company issuing shares of common stock with a fair value of $188,713 for the settlement of $153,523 of various debts and accrued liabilities – related party during the nine months September 30, 2021. The increase in other income was due to the Company receiving $392,000 as a settlement payment from its former auditor related to litigation and the receipt of $202,200 in cash and 2,085,258 shares of common stock as payment of $808,781 from its former Chief Executive Officer to satisfy a disgorgement obligation during the nine month period ended September 30, 2022 compared with the Company  receiving $304,273 for settlement of its December 2019 arbitration with Maxim during the nine months ended June 30, 2021.

Our net loss for the nine months ended September 30, 2022 was $1,022,734 as compared to net loss of $29,076,030 for the comparable period of the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $26,462,372 along with an increase in other income (expense) from $(346,360) during the nine months ended September 30, 2021 to $1,225,742 for the nine months ended September 30, 2022, as explained above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2022, the Company had a negative working capital of $1,465,969. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. If we are not successful in our commercialization strategy, we cannot assure that we will be able to fund a standalone marketing and sale strategy, and if we do, we cannot assure we will attain profitable operations within the next year or at all. The report of our independent registered public accounting firm on our 2021 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While the Company has funded its operations with private placements, and loans from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives.

Cash Flows

The Company’s cash on hand at September 30, 2022 and December 31, 2021 was $96,698 and $21,799, respectively.

The following table summarizes selected items from our statements of cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(401,284)	$(457,629)
Net cash used in investing activities	(40,500)	-
Net cash provided by financing activities	516,683	565,000

Net increase in cash and cash equivalents	$74,899	$107,371

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $401,284. The Company had net loss of $1,022,734 and $808,781 as stock received as other income offset by stock for services and compensation of $483,450, amortization expense of $3,037, amortization of debt discount of $8,304, a loss on debt settlement of $127,375.  The Company had an increase in accounts payable and accrued expenses of $441,240, an increase in accrued liabilities - related party of $149,575, an increase in accrued litigation settlement of $280,000, an increase in prepaid expenses of $25,000 and an increase in inventory of $37,750.

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

Net Cash Used in Investing Activities

The Company paid $40,500 related to the patent application fees during the nine months ended September 30, 2022.

The Company did not have any investing activities during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $516,683. This was due to the Company receiving $383,275 in proceeds from related parties, $87,148 in proceeds from the sale of stock, $93,000 in proceeds from convertible notes – related party and $293,000 in proceeds from convertible notes payable offset by making payments of $226,275 on loans payable – related party, $63,465 on loan payable and repurchasing $50,000 of common stock.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $565,000 consisting of $24,000 in proceeds from a related party loan, $426,000 in proceeds from the sale of stock and $115,000 in proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have no off-balance sheet arrangements.

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

Not applicable.

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

As of September 30, 2022, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2022 through September 30, 2022. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2022	Common Stock	6,252	$3,126 of accrued liabilities
February 2022	Common Stock	184,028	$77,292 in cash at $0.42 per share
February 2022	Common Stock	20,000	$10,200 in services provided
April 2022	Common Stock	625,000	$187,500 of accrued liabilities
April 2022	Common Stock	625,000	$300,000 in services provided
September 2022	Common Stock	525,000	$173,250 in services provided
September 2022	Common Stock	466,667	$140,000 of accrued liabilities
September 2022	Common Stock	75,000	$9,856 in cash, net of legal expenses
September 2022	Common Stock	757,576	$250,000 for commitment fee

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997. (1)

3.2	Amendment to Articles of Incorporation. (1)

3.3	By-laws of the Company. (2)

3.4	August 2015 Amendment to Articles of Incorporation. (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Restricted Stock Unit Agreement – Doug Beplate (5)

10.4	Services Agreement with Brian Thom (6)

10.5	Restricted Stock Unit Agreement - Brian Thom (6)

10.6	Services Agreement with Kristofer Heaton (7)

10.7	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.8	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.9	Restricted Stock Unit Agreement – Robert Denser (8)

10.10	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (9)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (10)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to the Form 8-K dated September 1, 2022

(10)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: November 14, 2022	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal Executive Officer and Director	November 14, 2022
Brian Thom

By:	/s/ Kristofer Heaton	Vice President, Finance and Principal Financial Officer	November 14, 2022
Kristofer Heaton

By:	/s/ Robert Denser	Director	November 14, 2022
Robert Denser

