Form 10-K
period 2022-12-31
United Health Products, Inc.
filed 2023-03-28
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

COMMISSION FILE NUMBER: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	84-1517723
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

526 Commerce Circle, Ste. #120 Mesquite, NV	89027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (475) 755-1005

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of June 30, 2022, the number of shares held by non-affiliates was approximately 226,241,797 shares. The approximate market value based on the last sale (i.e. $0.42 per share as of June 30, 2022, the last business day of the second quarter) of the Company’s Common Stock was approximately $95,021,555.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of March 27, 2023 was 234,343,534.

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“UHP or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose (“NORC”) derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European Union CE Mark surgical markets.

Recent Developments

The following developments in the Company’s business have occurred during 2022 and prior to the filing of this report:

•	During 2022, the Company worked to address certain deficiencies in its Premarket Approval (PMA) application that were identified by the FDA in 2021. These were largely related to the need for standardized procedures for our manufacturing process, and quality assurance procedures for finished, customer ready products. As of the date of this report we have implemented procedures and Good Manufacturing Practices that are responsive to the deficiencies identified by the FDA. We are currently conducting testing of finished HemoStyp product to ensure consistent and uniform production and to confirm our packaging procedures, which we outsource to an ISO 14385 certified partner, meet the FDA requirements for Class III products. Upon completion of this testing, we will submit a revised PMA application to the FDA for their review.

Our HemoStyp Gauze Products

HemoStyp hemostatic gauze is a natural substance created from chemically treated cellulose derived from cotton. It is an effective hemostatic agent registered with the FDA for superficial use under a 510(k) approval obtained in 2012 to help control bleeding from open wounds and body cavities. The HemoStyp hemostatic material contains no chemical additives, thrombin, collagen or animal-derived products, and is hypoallergenic. When the product comes in contact with blood it expands slightly and quickly converts to a translucent gel that subsequently breaks down into glucose and salts. Because of its benign impact on body tissue and the fact that it degrades to non-toxic end products, HemoStyp does not impede the healing of body tissue as compared to certain competing hemostatic products. Laboratory testing has shown HemoStyp to be 100% absorbable in the human body within 24 hours, compared to days or weeks with competing organic regenerated cellulose products. A human trial conducted in 2019 and 2020 demonstrated the effectiveness of HemoStyp in vascular, thoracic and abdominal surgical procedures.

HemoStyp hemostatic gauze is a flexible, silk-like material that is applied by placing the gauze onto the bleeding tissue. The supple material can be easily folded and manipulated as needed to fit the size of the wound or incision. In surface bleeding and surgical situations, the product quickly converts to a translucent gel that allows the physician or surgeon to monitor the coagulation process. The gel maintains a neutral pH level, which avoids damaging the surrounding tissue. In superficial bleeding situations, HemoStyp can be bonded to an adhesive plastic bandage or integrated into a traditional gauze component to address a broad range of needs, including traumatic bleeding injuries and prolonged bleeding following hemodialysis.

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

Primary Strategy

Our HemoStyp technology received an FDA 510(k) approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for HemoStyp products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. We believe that our extensive laboratory testing and our completed human trial indicate that the HemoStyp technology could successfully compete against established Class III market participants, and could gain a significant market share. There can be no assurance that an FDA Premarket Approval (PMA) will be granted.

In 2018, we made the decision to focus our efforts and resources on accessing these Class III markets to maximize the value potential of our HemoStyp products. The Class III PMA process required a substantial investment of time and resources so we made the strategic determination to pause our sales and marketing to non-Class III markets in order to devote our full attention to the PMA process. In the fourth quarter of 2021, with our PMA application largely complete and under review by the FDA, we re-engaged with certain consumers and distributors of 510(k) hemostatic products with the objective of developing a revenue channel in this market going forward. Our primary market focus for this initiative includes the first-aid, dental surgery and emergency medicine sectors.

In anticipation of receiving a Class III PMA (which cannot be assured), we are evaluating paths to rapidly grow our revenue and profits in all potential market segments, with the objective of maximizing shareholder value. We do not intend to pursue the full commercialization of our products independently nor to remain an independent company in the long term. Options under consideration include (i) a sale or merger of the Company with an industry leader in the wound care and surgical device sectors, which may include a pre-sale collaboration on commercialization and distribution and (ii) one or more commercial partnerships with established market participants, without any specific, associated sale or merger transaction.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, we have held discussions to evaluate the potential commercial partnerships in anticipation of an FDA decision on our Class III PMA application. There can be no assurances that any specific transaction will occur as a result of these discussions. No assurances can be given that the Company will identify any commercialization candidate(s) or complete a transaction.

Manufacturing and Packaging of our Products

The Company’s NORC products will be manufactured to our specifications and using our equipment through a contract manufacturing arrangement with an FDA certified supplier that maintains stringent quality control protocols to assure the uniformity and quality of all of our gauze products. Information on the manufacturing process and our manufacturer’s facility has been submitted as part of our PMA submission. Our gauze products are cut to size, packaged and sterilized by service providers in the United States.

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

On February 11, 2021, the Company was notified that its application to establish global patent protection for the process of creating and deploying a hydrocolloid (or gel) format of its HemoStyp technology was accepted for publication under the procedures of the Patent Cooperation Treaty (“PCT”), an international patent law treaty which provides a unified procedure for filing a patent application in most foreign countries. We previously filed provisional patent applications for our HemoStyp hydrocolloid process in 2020. In January 2022, the Company initiated steps to register its hydrocolloid patent in the European common market and in additional foreign countries where we intend to commercialize any future HemoStyp gel formats. We can give no assurance that foreign registration of our patents will be granted in any of these jurisdictions.

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips
•	The Ultimate Bandage
•	Hemostrips
•	CelluSTAT
•	Nik Fix

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

Environmental Matters

The Company may be subject to, or affected by, environmental legislation including, among others, the Toxic Substances Control Act, the Clean Air Act, the Clean Water Act, Compensation and Liability Act (CERCLA or Superfund) and the Resource Conservation and Recovery Act. There may be laws and regulations that exist or that may come to pass that may also have an impact on the Company in ways that we cannot foresee. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies that may apply to the Company can be burdensome and costly. To date, the Company has not been impacted by these laws and regulations.

Research and Development Expenditures

In the years ending December 31, 2022 and 2021 we incurred research and development expenditures of $624,564 and $237,458, respectively.

Personnel

As of March 27, 2023, we have seven full-time personnel working under consulting agreements. Additionally, we have four Medical Advisory Board members.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and we may continue to lose money in the future

For the years ended December 31, 2022 and 2021, the Company had a net loss of $1,687,501 and $30,549,183, respectively. We may continue to lose money in the future, and we will rely on financing to fund our business strategy for the foreseeable future as discussed in the Risk Factor “We will need additional financing to execute our business plan and fund operations, which may not be available”.

We can provide no assurances that our Class III application for internal surgical procedures in the U.S. market will be approved by the FDA.

In response to the FDA’s comments and questions to our 2021 and 2022 PMA submissions, we have developed and incorporated several product design, manufacturing and quality assurance procedures into our production process. Upon completion of certain finished product testing that is being conducts by outside laboratories we will submit a revised application to the FDA. There can be no assurance that our revised application, once resubmitted, will lead to a successful FDA decision regarding a PMA.

No assurances can be given that our Management plans to penetrate all market segments will be successful.

We continue to believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved ORC (Oxidized Regenerated Cellulose) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. As of the filing date of this Form 10-K, the FDA review process is ongoing and we are preparing to submit an application for CE Mark approval in order to access the European and other markets. In the event we receive Class III and CE Mark approvals, which cannot be assured, we are evaluating the best paths grow our revenue and profits in all potential markets, which could include one or more commercial partnerships and licensing agreements with established market participants or an acquisition/merger agreement with any such participants, each as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth. We will carefully evaluate the returns on investment to create shareholder value of each of these strategies. No assurances can be given that our plans to penetrate all market segments or be acquired/merged with an established market participant will be successful on terms satisfactory to us, if at all.

We can provide no assurances that ongoing discussions with potential commercial partners and acquirers will result in the occurrence of a specific transaction.

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. In response to these inbound contacts, and to maximize shareholder value, the Company continues to consider a range of strategic alternatives, which include, without limitation, entering into one or more commercial and distribution partnerships, a sale of the Company or a standalone growth plan. There can be no assurances that any specific transaction will occur as a result of these discussions. No assurances can be given that the Company will identify a suitable acquisition or commercialization partnership candidate(s) or complete any transaction on terms that are in the best interests of shareholders.

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

We may be dependent upon commercial relationships to conduct our operations and implement our strategy.

Our proposed strategy includes the use of distribution and commercial partnerships to market and sell our hemostatic gauze products. We currently do not have any such commercial relationships. We may not be able to establish these relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If these relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations. We can provide no assurances that distribution agreements will be entered into on terms satisfactory to us, if at all, or that our operations will be profitable as a result of these distribution agreements.

We could experience difficulties in our supply chain.

Our NORC products are manufactured in Asia and the United States to our specifications. Unforeseen events at any manufacturing or packaging location may result in a disruption of production that could negatively impact our ability to supply our customers and generate revenues. We own certain specialized production equipment which is installed at our own manufacturing location which is not readily available should we need to replace it. While we intend to maintain significant supplies of finished product inventory, any prolonged disruption this facility could have a material adverse impact on our operations and business.

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

Our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2022. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2022 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

If certain of our stockholders seek to sell substantial amounts of our common stock in the public market upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could impair our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company is utilizing on a temporary basis, rent free, a central mailing address as its principal executive office, located at 526 Commerce Circle, Ste. #120, Mesquite, NV 89027.  On October 31, 2022, the Company signed a 120-day lease for 600 square feet of space in Hammonton, New Jersey to install, commission and test its medical device equipment. The Company is a virtual company with personnel in Nevada and five other states working remotely.

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

In August 2020, United Health Products filed suit against its former auditors, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. The Company and the defendant through mediation reached an agreement on settlement in which the defendant paid the Company $392,000 in September 2022.

Due to uncertainties inherent in litigation, we cannot predict the outcome of the legal proceedings described herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

The common shares of the Company trade on the OTC Pink under the symbol UEEC. There is no established trading market for our common shares and there has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented, rounded to the nearest penny.

	High	Low
For Year Ended 2022
First Quarter	$0.70	$0.42
Second Quarter	$0.79	$0.35
Third Quarter	$0.50	$0.29
Fourth Quarter	$0.33	$0.21

For Year Ended 2021
First Quarter	$1.18	$1.00
Second Quarter	$1.19	$0.83
Third Quarter	$1.08	$0.94
Fourth Quarter	$0.99	$0.53

(b) Holders

As of March 27, 2023, there were approximately 404 holders of record of the Company’s issued and outstanding shares of common stock.

(c) Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Stock Issuances and Repurchases

The following table summarizes all sales and issuances by the Company of unregistered securities during the year ended December 31, 2022. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital and general corporate purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2022	Common Stock	6,252	$3,126 of accrued liabilities
February 2022	Common Stock	184,028	$77,292 in cash at $0.42 per share
February 2022	Common Stock	20,000	$10,200 in services provided
April 2022	Common Stock	625,000	$187,500 of accrued liabilities
April 2022	Common Stock	625,000	$300,000 in services provided
September 2022	Common Stock	525,000	$173,250 in services provided
September 2022	Common Stock	466,667	$140,000 of accrued liabilities
September 2022	Common Stock	75,000	$9,856 in cash, net of legal expenses
September 2022	Common Stock	757,576	$250,000 for commitment fee
November 2022	Common Stock	827,397	$200,000 in convertible debt and $6,849 of accrued interest
December 2022	Common Stock	570,000	$113,089, in cash, net of legal expenses

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
August 1, 2022 - August 31, 2022	142,857	$0.35	-	$-
Total	142,857	$0.35	-	$-

(e) Description of Our Capital Stock

The following description of our capital stock is a summary only and is qualified by reference to our Certificate of Incorporation and Bylaws, which are included as Exhibits 3.1, 3.2, 3.3 and 3.4 to this report.

General

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share. As of March 27, 2023, there were 234,343,534 shares of common stock issued and outstanding.

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

ITEM 6. [RESERVED]

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

Results of Operations years ending December 31, 2022 and 2021

The following table sets forth a summary of certain key financial information for the years ended December 31, 2022 and 2021:

	2022	2021

Revenue	$37,500	$59

Gross profit	$18,856	$34

Operating (expenses)	$(2,820,895)	$(29,800,669)

Operating (loss)	$(2,802,039)	$(29,800,635)

Other income (expense)	$1,114,538	$(748,548)

Net (loss)	$(1,687,501)	$(30,549,183)

Basic and diluted	$(0.01)	$(0.14)

Year ended December 31, 2022 versus year ended December 31, 2021

During the year ended December 31, 2022 and 2021, the Company had $37,500 and $59 of revenues, respectively. The Company fulfilled an order to one customer, which accounted for all the revenue during the year ended December 31, 2022.  The Company generated minimal revenues during the years ended December 31, 2022 and 2021 due to focusing its capital and resources towards seeking a Class III PMA.

Total operating expenses for the year ended December 31, 2022 and 2021 were $2,820,895 and $29,800,669, respectively. The decrease in operating expenses is due primarily to a $26,377,647 decrease in stock-based compensation expense, a decrease of $224,972 in loss on settlement of debt and a decrease of $232,000 of litigation settlement expense (see Note 7 to the financial statements) compared to 2021.

The decrease in stock-based compensation is primarily related to vesting and amortization of RSUs. During the year ended December 31, 2021, the Company amended the RSU agreement with its former Chief Executive Officer and Chairman. The amendment resulted in the vesting of 21,970,000 RSUs along with the issuance of an additional 2,000,000 shares of restricted stock as a bonus. The change in vesting and issuance of the bonus shares of common stock resulted in the immediate recognition of $26,127,300 in stock-based compensation expense. The Company also recognized $43,121 of stock-based compensation due to the amortization of the RSUs that vested on January 1, 2021, issued 100,000 shares of common stock for settlement of a consulting agreement valued at $111,000, issued 125,000 shares of common stock for services valued at $102,500 and issued 560,000 shares of common stock valued at $477,175 due to vesting of RSUs.

During the year ended December 31, 2022, the Company recorded $483,450 of stock-based compensation. The Company issued 1,170,000 shares of common stock for services valued at $483,450 and did not have any RSUs vest during the year ended December 31, 2022.

Other income (expense) for the year ended December 31, 2022 and 2021 was $1,114,538 and $(748,548), respectively. The increase in other income was due to other income of $1,402,981 offset by total interest expense of $78,845 and loss on settlement of debt of $209,598.  The increase in other income was due to the Company receiving $392,000 as a settlement payment from its former auditor related to litigation and the receipt of $202,200 in cash and 2,085,258 shares of common stock as payment of $808,781 from its former Chief Executive Officer to satisfy a disgorgement obligation during the year ended December 31, 2022 compared with the Company  receiving $304,273 for settlement of its December 2019 arbitration with Maxim during the year ended December 31, 2021.

The decrease in interest expense is primarily due to the amortization of beneficial conversion features on convertible notes payable and convertible notes payable – related party during the year ended December 31, 2022 totaling $16,533 compared to $608,710 in the year ended December 31, 2021. The decrease in the loss on settlement of debt is due to the Company issuing common stock with a fair value of $458,001 for the settlement of an aggregate of $330,626 of accrued liabilities and accrued liabilities – related parties and recording $82,223 in loss on settlement of debt related to lowering the conversion price of a convertible note as an inducement for conversion during the year ended December 31, 2022 compared to issuing shares of common stock with a fair value of $1,205,718 for the settlement of $771,148 of various debts and accrued liabilities – related party during the year ended December 31, 2021.

Our net loss for the year ended December 31, 2022 was $1,687,501 as compared to a net loss of $30,549,183 for the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $26,979,774 along with an increase in other income (expense) from $(748,548) during the year ended December 31, 2021 to $1,114,538 for the year ended December 31, 2022, as explained above.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2022, the Company had a negative working capital of $2,344,416. The Company has not yet attained a level of operations, and for the foreseeable future will not be pursuing commercial operations, which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2022 and 2021 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company generated minimal revenues during the years ended December 31, 2022 and 2021 due to focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

As discussed in Note 6 of the financial statements, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received $577,855 in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand as of December 31, 2022 and 2021 was $13,377 and $21,799, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2022 and 2021:

	2022	2021
Net cash used in operating activities	$(619,720)	$(828,079)
Net cash used in investing activities	(40,500)	-
Net cash provided by financing activities	651,798	803,802

Net increase (decrease) in cash and cash equivalents	$(8,422)	$(24,277)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $619,720. The Company had net loss of $1,687,501 and $808,781 as stock received as other income offset by stock for services and compensation of $483,450, amortization expense of $4,050, amortization of debt discount of $16,533 and a loss on debt settlement of $209,598.  The Company had an increase in accounts payable and accrued expenses of $638,721, an increase in accrued liabilities - related party of $296,872, an increase in accrued litigation settlement of $280,000, an increase in prepaid expenses of $17,932 and an increase in inventory of $34,730.

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

 Net Cash Used by Investing Activities

The Company paid $40,500 related to the patent application fees during the year ended December 31, 2022.

The Company did not have any investing activities during the year ended December 31, 2021.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $651,798. This was due to the Company receiving $383,275 in proceeds from related parties, $175,887 in proceeds from the sale of stock, $93,000 in proceeds from convertible notes – related party and $392,975 in proceeds from convertible notes payable offset by making payments of $226,275 on loans payable – related party, $90,864 on a promissory note payable, $26,200 of offering costs and repurchasing $50,000 of common stock.

Net cash provided by financing activities for the year ended December 31, 2021 was $803,802 consisting of $245,500 in proceeds from related party loans, $479,802 in proceeds from the sale of stock and $115,000 in proceeds from the issuance of convertible notes offset by $36,500 of repayments to related parties.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value. Stock-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 can be found beginning on Page F-2 of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2022 and 2021, and the related statement of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Untied Health Products, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Mac Accounting Group, LLP

We have served as United Health Products, Inc.'s auditor since 2019.

Midvale, Utah

March 28, 2023

    UNITED HEALTH PRODUCTS, INC.

Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and Cash Equivalents	$13,377	$21,799
Inventory	34,730	-
Prepaid and other current assets	22,932	5,000
Total current assets	71,039	26,799

Deferred offering costs	243,039	-
Patents, net	36,450	-

TOTAL ASSETS	$350,528	$26,799

Current Liabilities
Accounts payable and accrued expenses	$1,255,232	$826,486
Accrued liabilities - related parties	172,579	3,207
Accrued litigation settlement	300,000	120,000
Promissory note payable	9,136	-
Loans payable – related parties	4,000	219,000
Convertible notes payable, net of debt discount	196,177	-
Convertible notes payable – related party, net of debt discount	478,331	-
Total current liabilities	2,415,455	1,168,693

TOTAL LIABILITIES	2,415,455	1,168,693

Commitments and Contingencies	-	-

Stockholders' Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 230,871,034 and 228,667,229 shares issued and outstanding at December 31, 2022 and December 31, 2021	230,871	228,667
Subscription Receivable	(50,550)	-
Additional Paid-In Capital	71,830,695	71,017,881
Accumulated Deficit	(74,075,943)	(72,388,442)
Total Stockholders' Deficit	(2,064,927)	(1,141,894)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$350,528	$26,799

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	2022	2021

Revenues	$37,500	$59
Cost of sales	18,644	25
Gross profit	18,856	34

Operating Costs and Expenses
Selling, general and administrative expenses	2,196,331	29,563,211
Research and development expenses	624,564	237,458
Total Operating Expenses	2,820,895	29,800,669

Loss from Operations	(2,802,039)	(29,800,635)

Other income (expenses)
Interest expense	(17,022)	(226,139)
Interest expense – related party	(61,823)	(392,112)
Loss on settlement of debt	(209,598)	(434,570)
Other income	1,402,981	304,273
Total other income (expense)	1,114,538	(748,548)

Income tax expense	-	-

Net Loss	$(1,687,501)	$(30,549,183)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.14)

Weighted average number of shares outstanding	229,718,142	225,741,684

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2022 and 2021

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2020	189,357,090	$189,357	$40,696,640	$-	$(41,839,259)	$(953,262)

Beneficial conversion feature	-	-	234,912	-	-	234,912

Issuance of common stock for services and compensation	34,715,000	34,715	26,826,382	-	-	26,861,097

Sale of common stock	556,455	557	479,245	-	-	479,802

Cancelled shares	(117,647)	(118)	118	-	-	-

Common stock issued for litigation settlement	300,000	300	311,700	-	-	312,000

Common stock issued to settle accrued liabilities – related party	1,013,085	1,013	866,355	-	-	867,368

Common stock issued to settle related party advances	25,000	25	26,725	-	-	26,750

Common stock issued to settle accrued liabilities	380,000	380	311,220	-	-	311,600

Common stock issued for conversion of convertible notes payable and accrued interest	1,085,135	1,085	589,382	-	-	590,467

Common stock issued for conversion of convertible notes payable and accrued interest – related party	1,353,111	1,353	675,202	-	-	676,555

Net Loss	-	-		-	(30,549,183)	(30,549,183)

Balance at December 31, 2021	228,667,229	$228,667	$71,017,881	$-	$(72,388,442)	$(1,141,894)

Issuance of common stock for services and compensation	1,170,000	1,170	482,280	-	-	483,450

Sale of common stock, net of $26,200 of offering costs	579,028	579	149,108	-	-	149,687

Common stock repurchased and cancelled	(2,478,115)	(2,478)	(856,303)	-	-	(858,781)

Common stock issued for commitment fee	757,576	758	249,242	-	-	250,000

Common stock issued to settle accrued liabilities – related party	425,000	425	203,575	-	-	204,000

Common stock issued to settle accrued liabilities	672,919	673	253,328	-	-	254,001

Common stock issued for conversion of convertible notes payable and accrued interest	827,397	827	288,245	-	-	289,072

Common stock issued for a stock subscription receivable	250,000	250	50,300	(50,550)	-	-

Amortization of deferred offering costs	-	-	(6,961)	-	-	(6,961)

Net Loss	-	-	-	-	(1,687,501)	(1,687,501)

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

See notes to financial statements.

  UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	2022	2021

Cash Flows from Operating Activities:
Net Loss	$(1,687,501)	$(30,549,183)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock for services and compensation	483,450	26,861,097
Loss on settlement of debt	209,598	434,570
Write-off of inventory	-	69,649
Write-off of property and equipment	-	101,350
Stock issued for litigation settlement	-	312,000
Amortization of debt discount	16,533	608,710
Amortization expense	4,050	-
Stock received as other income	(808,781)	-
Changes in assets and liabilities:
Inventory	(34,730)	25
Prepaid and other current assets	(17,932)	(5,000)
Accounts payable and accrued expenses	638,721	693,692
Accrued litigation settlement	280,000	120,000
Accrued liabilities – related party	296,872	525,011
Net Cash Used In Operating Activities	(619,720)	(828,079)

Cash Flows from Investing Activities:
Purchase of patents	(40,500)	-
Net Cash Used In Investing Activities	(40,500)	-

Cash Flows from Financing Activities:
Repayment to on loan payable - related parties	(226,275)	(36,500)
Proceeds from loan payable - related parties	383,275	245,500
Repayments on promissory note payable	(90,864)	-
Repurchase of common stock	(50,000)	-
Proceeds from convertible notes payable – related party	93,000	-
Proceeds from convertible notes payable	392,975	115,000
Payment of offering costs	(26,200)	-
Proceeds from issuance of common stock	175,887	479,802
Net Cash Provided By Financing Activities	651,798	803,802

Increase (decrease) in Cash and Cash Equivalents	(8,422)	(24,277)
Cash and Cash Equivalents - Beginning of period	21,799	46,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,377	$21,799

Supplemental cash flow information:
Cash paid for interest	$12,871	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Cancellation of common stock	$250	$117
Common stock issued for commitment fee	$250,000	$-
Common stock issued to settle accrued liabilities – related party	$127,500	$561,148
Common stock issued to settle accounts payable and accrued liabilities	$203,126	$190,000
Accrued litigation settlement paid with loan payable	$100,000	$-
Debt discount related to beneficial conversion feature	$-	$234,912
Conversion of accounts payable and accrued liabilities to convertible notes payable	$-	$90,000
Accrued liabilities – related party converted to convertible notes payable – related party	$-	$112,500
Loans payable – related party converted to convertible notes payable – related party	$372,000	$-
Conversion of accrued liabilities – related party to loans payable – related parties	$-	$30,000
Common stock issued to settle related party advances	$-	$20,000
Common stock issued for conversion of convertible notes payable and accrued interest	$206,849	$590,467
Common stock issued for conversion of convertible notes payable and accrued interest – related party	$-	$676,555
Convertible notes payable and accrued interest– related party converted to convertible notes payable and accrued interest	$-	$176,502
Common stock issued for subscription receivable	$50,550	$-
Debt discount related to original issue discount	$49,525	$-
Amortization of deferred offering costs	$6,961	$-

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1. Description of the Business

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. The Company in the process of seeking regulatory approval to sell our HemoStyp product line into the U.S. Class III and European Union CE Mark surgical markets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2022 and 2021, the Company has approximately $21.8 and $20.0 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

Trade Accounts Receivable and Concentration Risk

The Company records accounts receivable at the invoiced amount and does not charge interest. The Company reviews the accounts receivable by amounts due from customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company will also maintain a sales allowance to reserve for potential credits issued to customers. The Company will determine the amount of the reserve based on historical credits issued.

There was no provision for doubtful accounts recorded at December 31, 2022 and 2021. The Company recorded $0 in bad debt expense for the years ended December 31, 2022 and 2021.

For the year ended December 31, 2022, one customer accounted for 100% of the Company’s net revenue.

For the year ended December 31, 2021, one customer accounted for 100% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2022	December 31, 2021
Raw materials	$-	$-
Finished goods	34,730	-
	$34,730	$-

During the years ended December 31, 2022 and 2021, the Company determined that $0 and $69,649, needed to be impaired and written-off, respectively.

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

Accumulated amortization as of December 31, 2022 and December 31, 2021 was $4,050 and $0, respectively. Amortization expense for the years ended December 31, 2022 and 2021 was $4,050 and $0, respectively.

Future Amortization Expense

Year	Amount
2023	$4,050
2024	4,050
2025	4,050
2026	4,050
2027	4,050
Thereafter	16,200
$36,450

 Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $112,036 and $166,510 in advertising and marketing costs during the years ended December 31, 2022 and 2021, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $624,564 and $237,458 in research and development expenses during the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value. Stock-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2022 and 2021 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2022 include 49,165,000 of restricted stock units, 2,338,832 shares for convertible notes payable – related parties and 925,887 shares for convertible notes payable. The total potential common shares as of December 31, 2021 include 28,190,000 of restricted stock units.

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

When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the years ended December 31, 2022 and 2021 the Company determined its property and equipment should be impaired and $0 and $101,350 was written off, respectively.

Leases

The Company has elected not to recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of assets.

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

ASU 2020-06 will be effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this accounting pronouncement on January 1, 2022 and it did not have any impact to its financial statements.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of December 31, 2022 and 2021, convertible notes payable – related parties totaled $478,331 and $0, respectively.

As of December 31, 2020, Brian Thom, the Chief Executive Officer had a total outstanding convertible note payable balance of $555,000 and unamortized debt discount of $199,314.

During the year ended December 31, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount.

During the year ended December 31, 2021, Mr. Thom, converted the total outstanding convertible note balance of $600,000, which was related to $450,000 of loans to the Company and $150,000 of accrued compensation along with accrued interest of $10,135 into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of December 31, 2021.  The debt discount on the convertible notes was amortized during the year and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during 2021. As of December 31, 2021, the remaining unamortized debt discount was $0.

During the year ended December 31, 2022, Mr. Thom, converted $372,000 of a loan payable balance to a convertible note payable.  The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note has an interest rate of 10%, an original issue discount (“OID”) of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share.  The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2022, the remaining unamortized debt discount was $16,998 and accrued interest associated with the note was $33,897.

As of December 31, 2020, Louis Schiliro, the former Chief Operating Officer, had a total outstanding convertible note payable balance of $170,000 and an unamortized debt discount of $69,564.

During the year ended December 31, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount.

During the year ended December 31, 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of December 31, 2021.  The debt discount on the convertible notes payable was amortized during the year and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during 2021. As of December 31, 2021, the remaining unamortized debt discount was $0.

                As of December 31, 2020, Kristofer Heaton, the Principal Financial Officer, has a convertible notes payable balance of $3,750 and an unamortized debt discount of $3,750.

During the year ended December 31, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of December 31, 2021.  The debt discount on the convertible notes payable was amortized during the year and a total of $26,250 for all of Mr. Heaton’s convertible notes payable was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the 2021. As of December 31, 2021, the remaining unamortized debt discount was $0.

 During the year ended December 31, 2022, Robert Denser, Director of the Company, loaned the Company $93,000 through a convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2022, the remaining unamortized debt discount was $4,671 and accrued interest associated with the note was $4,034.

Interest expense – related party on the above convertible notes payable was $36,531 (including $13,331 of debt discount amortization related to the OID) and $389,804 (including $385,218 of debt discount amortization) during the year ended December 31, 2022 and 2021, respectively. Accrued interest – related party due to these convertible notes was $37,931 and $0, as of December 31, 2022 and 2021, respectively.

Loans payable/Advances - related parties

As of December 31, 2022 and 2021, loans payable – related parties totaled $4,000 and $219,000, respectively.

During the year ended December 31, 2021, Mr. Thom loaned the Company a total of $175,000 to pay for operating expenses. The loans had an interest rate of 10% and had a maturity date of December 31, 2022.

During the year ended December 31, 2022, Mr. Thom loaned the Company $315,000 to pay for operating expenses. The loans had an interest rate of 10% and was due on demand. The Company repaid $118,000 in principal and $6,569 of accrued interest and $372,000 of principal was converted to a convertible note payable and any unpaid accrued interest was transferred to the convertible note payable as mentioned above.  The outstanding balance owed to Mr. Thom on the loan payable was $0 and $175,000 as of December 31, 2022 and 2021, respectively.  Accrued interest on the loan payable was $0 and $2,125 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, Mr. Schiliro advanced the Company $34,000 to pay for operating expenses and paid $30,000 of expenses on behalf of the Company. During the year ended December 31, 2021, the Company issued 25,000 shares of common stock to settle $20,000 of the outstanding balance leaving a balance of $44,000 as of December 31, 2021. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

During the year ended December 31, 2022, Mr. Schiliro, loaned the Company $64,275 to pay for operating expenses. The loans had an interest rate of 10% and was due on demand.  The Company repaid $108,275 in principal and $5,802 of accrued interest leaving a balance of $0 on the loan payable and accrued interest owed to Mr. Schiliro as of December 31, 2022.

During the year ended December 31, Mr. Heaton, loaned the Company $4,000 to pay for operating expenses. As of December 31, 2022, $4,000 in principal and $224 in accrued interest is owed to Mr. Heaton. The loan has an interest rate of 10% and is due on demand.

Interest expense – related party on the above loans was $25,292 and $2,308 during the years ended December 31, 2022 and 2021, respectively. Accrued interest – related party as of December 31, 2022 and 2021 was $224 and $2,308, respectively.

Accrued liabilities – related parties

As of December 31, 2020, $74,056 was owed to Nate Knight, who was the Company’s Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses. During the year ended December 31, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company recorded a loss on debt settlement of $8,368.

As of December 31, 2021, $899 was owed to Mr. Thom, for reimbursable expenses. During the year ended December 2021, $45,000 of compensation was converted into convertible loans as mentioned above and $135,000 of accrued compensation was settled with the issuance of 270,000 shares of common stock. The stock had a fair market value of $221,400 which resulted in a $86,400 loss on settlement of debt (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Thom’s 2022 first quarter compensation of $45,000 and during the second quarter of 2022, the Company issued 150,000 shares of common stock to Mr. Thom to settle the accrued compensation.  The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt. The Company also paid him $899 for reimbursable expenses leaving a balance of $0 owed for reimbursable expenses.

 As of December 31, 2020, $59,467 was owed to Mr. Schiliro, for accrued salary and reimbursable expenses, respectively. During the year ended December 31, 2021, $45,000 of accrued compensation was converted into a convertible note as mentioned above, 74,335 shares of common stock were issued to settle the total prior year balance owed of $59,467 and 270,000 shares of common stock were issued to settle $135,000 of accrued compensation. The shares of common stock had a total fair market value of $300,938 and the Company recorded a loss on settlement of debt in the amount of $106,471 (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Schiliro’s 2022 first quarter compensation of $45,000 and during the second quarter of 2022, the Company issued 150,000 shares of common stock to Mr. Schiliro for the accrued compensation. The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt. As of December 31, 2022, $6,923 was owed to Mr. Schiliro, for reimbursable expenses.

As of December 31, 2020, $52,625 was owed to Mr. Heaton, for accrued compensation and services provided. During the year ended December 31, 2021, $22,500 of compensation was converted into a convertible note as described above and 320,250 shares of common shares of stock were issued to settle $105,000 of accrued compensation and $52,625 of prior accruals. The shares of common stock had a total fair market value of $262,605 and the Company recorded a loss on settlement of debt in the amount of $104,980 (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Heaton’s 2022 first quarter compensation of $37,500 and during the second quarter of 2022, the Company issued 125,000 shares of common stock to Mr. Heaton for the accrued compensation. The common stock had a fair value of $60,000 and the Company recorded $22,500 as a loss on settlement of debt.

As of December 31, 2022, $45,000, $45,000 and $37,500 of accrued compensation was due to Mr. Thom, Mr. Schiliro and Mr. Heaton, respectively.

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

During the year ended December 31, 2021, 200,000 of Mr. Heaton’s RSU’s mentioned above vested due to achievement of certain Company objectives. The Company recorded stock-based compensation expense of $220,000 related to the vesting of these RSU’s which was the grant date fair value.

During the year ended December 31, 2021, the Company issued 30,000 shares of common stock to Mr. Thom, 30,000 shares of common stock to Mr. Schiliro and 25,000 shares of common stock to Mr. Heaton for services rendered. The 85,000 shares of common stock had a total fair market value of $69,700.

During the year ended December 31, 2022, the Board of Directors approved an amendment to Mr. Thom’s RSU Agreement dated November 24, 2020. The amendment increased the number of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2022, the Board of Directors approved an RSU Agreement with Robert Denser, Director of the Board. The agreement grants Mr. Denser 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2022, the Company acquired 2,228,115 shares of common stock from its former Chief Executive Officer as described in Note 6.

During the year ended December 31, 2022, the Company issued 300,000 shares of common stock each to Mr. Thom and Mr. Schiliro and 250,000 shares of common stock to Mr. Heaton for compensation in lieu of cash. The common stock had a total fair value of $344,250.

Note 4. Promissory Note Payable

During the year ended December 31, 2022, the Company reached a settlement agreement related to Patterson’s counterclaim (see Note 8). The Company agreed to pay $120,000 which had previously been accrued as of December 31, 2021.

The Company paid $20,000 of the settlement and entered into a $100,000 promissory note with its legal counsel to fund the payment of the remaining balance. The Company paid $90,864 of principal and $500 in interest expense leaving a principal balance of $9,136 and accrued interest of $0 as of December 31, 2022. The note accrues interest at 1% and requires monthly payments of $9,136 until the balance is paid in full.

The promissory note is secured by 200,000 shares of restricted common stock which would have demand registration rights and the Company would file a registration statement within 45 days of the request.

Note 5. Convertible Notes

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

Convertible notes 2022

During the year ended December 31, 2022, the Company issued a $200,000 convertible promissory note.  The note had an interest rate of 10% and a maturity date of November 30, 2022. The note was convertible into common stock of the Company at $0.40 per share.

In November 2022, the Company amended the conversion terms of the convertible promissory note from a conversion price of $0.40 per share to $0.25 per share.   The $200,000 principal balance and $6,849 of accrued interest were converted into 827,397 shares of common stock leaving a balance owed of $0 on the convertible note.   The reduction in the conversion price was considered an inducement for conversion and the Company recorded $82,223 as loss on settlement of debt.

During the year ended December 31, 2022, the Company issued a $93,000 convertible note and a $99,975 convertible note and received total proceeds of $192,975.  The notes have an interest rate of 10%, an OID of 7% and have a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of December 31, 2022, the remaining unamortized debt discount was $11,323.

Interest expense on the above convertible notes payable was $15,505 (including $3,202 of debt discount amortization related to the OID) during the year ended December 31, 2022. Accrued interest as of December 31, 2022 was $5,454 and has been recorded in accrued liabilities on the balance sheet.

Note 6. Issuances of Securities

Share issuances 2021

During the year ended December 31, 2021, the Company had the following common stock transactions:

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

•	380,000 shares of common stock with a fair value of $311,600 were issued to settle accrued compensation worth $190,000 which resulted in $121,600 loss of settlement of debt.
•	1,085,135 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $590,467 (see Note 4).
•	1,353,111 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest – related party of $676,555 (see Note 3).
•	300,000 shares of common stock were issued for litigation settlement with a fair value of $312,000.
•	117,647 shares of common stock were cancelled reducing common stock by $117 and increasing additional paid-in capital by the same amount.

Triton Purchase Agreement

On June 25, 2021, the Company entered into a common stock purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”) to sell Triton up to $6,000,000 of common stock. The Triton Purchase Agreement expired on June 30, 2022.

Share issuances 2022

During the year ended December 31, 2022, the Company had the following common stock transactions:

•	579,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $149,687.
•	672,919 shares of common stock were issued to various consultants to settle $203,126 of accrued liabilities resulting in a loss on settlement of debt of $50,875.
•	300,000 shares of common stock with a fair value of $129,000 were issued to consultants for services.
•	425,000 shares of common stock were issued to settle $127,500 of accrued liabilities – related party (see Note 3) resulting in a loss of settlement of debt of $76,500.
•	850,000 shares of common stock with a fair value of $344,250 were issued to officers and a former officer of the Company for services (see Note 3).
•	20,000 shares of common stock with a fair value of $10,200 were issued for legal services.
•	757,756 shares of common stock with a fair value of $250,000 were issued as commitment shares.
•	827,297 shares of common stock were issued due to conversion of a convertible note payable of $200,000 and accrued interest of $6,849 (see Note 5).
•	250,000 shares of common stock were sold to White Lion for $50,550 after legal and administrative fees of $600 were deducted. The $50,550 was received in January 2023 and is shown as a subscription receivable in the balance sheet.

On September 1, 2022, the Company entered into a common stock purchase agreement (the “CSPA”) with White Lion Capital, LLC (“White Lion”). Pursuant to the CSPA, the Company has the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Company is required to register the resale of the shares issuable to White Lion under the CSPA with the U.S. Securities and Exchange Commission, as a condition to requesting White Lion purchase shares.  On September 7, 2022, we filed a registration statement on Form S-3 to register for resale up to 15,000,000 common shares. The Company’s S-3 registration statement was declared effective by the SEC on September 19, 2022.

The Company’s right to sell shares to White Lion commenced on the effective date of the resale registration statement and extends for a period of three years. During this term, the Company may exercise its right to sell shares to White Lion, subject to limitations on the amount of shares that are permitted to be sold with each exercise. The purchase price to be paid by White Lion for such shares will equal 93% the lower of: (i) the volume-weighted average price of the Company’s common stock during a period of five consecutive trading days following the Company’s exercise of its right to sell shares, or (ii) the closing price of the common stock on the day the Company exercises its right to sell shares, subject to a minimum price of $0.25 per share.

In consideration for White Lion’s commitment to purchase shares under the CSPA when requested, the Company issued 757,576 shares to White Lion with a fair value of $250,000, as disclosed above.

The Company will have the right to terminate the CSPA at any time, at no cost or penalty, upon ten trading days prior written notice. Additionally, White Lion will have the right to terminate the CSPA in accordance with its terms for certain breaches of the CSPA by the Company, a Company bankruptcy filing, or the Company’s CEO, Principal Financial Officer or Director of Operations terminating their respective employment with the Company.

During the year ended December 31, 2022, the Company sold 395,000 shares of common stock to White Lion and received net proceeds of $72,395 after legal and administrative fees of $26,200 related to the CSPA were deducted, which were included in the total shares issued for cash disclosed above.

See Note 12 “Subsequent Events” to our financial statement include in this report for additional information.

 Share repurchases 2022

During the year ended December 31, 2022, the Company paid $50,000 to repurchase 142,857 shares of common stock and received 2,085,258 shares of common stock from its former Chief Executive Officer in connection with his remaining $808,781 disgorgement settlement obligation with the SEC (Note 10). The aggregate amount of 2,228,115 shares of common stock were cancelled.

Share cancellations 2022

During the year ended December 31, 2022, 250,000 shares of common stock were returned to the Company for no consideration, therefore the Company cancelled the shares, reducing common stock by $250 and increasing additional paid-in capital by the same.

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

As described above in Note 3, during the year ended December 31, 2022, the Board of Directors approved an RSU Agreement in which Robert Denser, Director was granted 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones. In addition, Mr. Thom’s original RSU Agreement was amended. The amendment increased the amount of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2022, the Board of Directors approved RSU Agreements with four physicians as consideration to acquire their rights to the patent application and related intellectual property rights in the “Method of Forming and Using a Hemostatic Hydrocolloid”, U.S. Patent Office Serial No. 62/875,798, filed July 18, 2019, in which a total of 16,000,000 RSU’s were granted.  The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2022, the Board of Directors approved an amendment to the original terms of an RSU Agreement with a consultant.  The amendment increased the amount of RSU’s granted from 750,000 to 3,000,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to determine if and when FDA approval of a PMA Class III will be awarded to the Company or when a change of control will occur, if at all, and as of December 31, 2022, there was a total of $25,313,630 unrecognized compensation cost related to the restricted stock unit awards.

Activity related to our restricted stock units during the year ended December 31, 2021 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2020	59,330,000	$0.82
Units granted	23,320,000	$1.08
Units Exercised/Released	(32,490,000)	$0.97
Units Cancelled/Forfeited	(21,970,000)	$0.71
Total awards outstanding at December 31, 2021	28,190,000	$0.96

Activity related to our restricted stock units during the year ended December 31, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2021	28,190,000	$0.96
Units granted	31,725,000	$0.42
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	(12,250,000)	$1.16
Total awards outstanding at December 31, 2022	47,665,000	$0.54

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

The Company made the initial scheduled payment of $50,000 and the second scheduled payment of $100,000 towards the civil penalty and as of December 31, 2022, the accrued litigation balance is $300,000.

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

In 2018, an action was commenced in the United States District Court Southern District of New York entitled JEC Consulting Associates, LLC. Liquidator of Lead Dog Capital LP against United Health Products t/k/a United EcoEnergy Corp and Douglas K. Beplate under Docket Number 18-cv-1139 (ER). The third-party action sought to remove a restrictive legend from a particular stock certificate for Three Million Fifty Thousand (3,050,000) shares and declare the shares to be free trading. The third-party plaintiff alleges that the Company and Mr. Beplate refused to have the restrictive legend on the stock certificate removed under Rule 144 and sought compensatory and punitive damages. The Federal court issued an order that the Securities Exchange Commission should review the claim before the District Court renders a final ruling. Discovery appears to be substantially complete and settlement discussions between the third-party plaintiff and the Company have been initiated. On April 22, 2022 the parties entered in a Settlement Agreement wherein the Company would agree to allow the removal of the restrictive legend as permitted under applicable securities laws and distribution of the shares to affiliates of the plaintiffs. Under the Settlement Agreement the Company will make no payments other than to pay expenses related to its own legal counsel.

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

In August 2020, United Health Products filed suit against its former auditors, in Utah State Court, asserting claims related to professional negligence and breach of fiduciary duty. The Company and the defendant, through mediation reached an agreement on settlement in which the defendant agreed to pay $392,000 and the entire amount was paid in September 2022 and recorded as other income in the statement of operations (Note 10).

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2022 and 2021. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2022 or 2021.

The Company’s federal income tax returns for the years ended December 31, 2019 through December 31, 2022 remain subject to examination by the Internal Revenue Service as of December 31, 2022.

During 2022 and 2021, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021

	2022	2021
Deferred tax assets:
Net operating loss carryover	$4,570,400	$4,203,500
Accrued related party payroll	17,300	(14,000)
Valuation allowance	(4,587,700)	(4,189,500)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate (21%) for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Book income	$(354,400)	$(6,415,300)
Related party accrued payroll	17,300	(14,000)
(Gain) Loss on debt settlement	44,000	91,300
Stock for services and compensation	101,500	5,706,400
Interest amortization	3,500	127,800
Inventory write-off	-	14,600
Property and equipment write-off	-	21,300
Other non-deductible	(169,800)	-
Valuation allowance	357,900	467,900
Income tax expense	$-	$-

As of December 31, 2022 and 2021, the Company has taxable net loss carryovers of approximately $21.8 and $20.0 million, respectively, that may be offset against future taxable income.

Note 10. Other Income

As described in Note 8 above, during the year ended December 31, 2021, the Company received payment of $304,273 from Maxim Group LLC, as full and final settlement of its previously disclosed arbitration between the Company and Maxim that was settled in December 2019. The $304,273 was recorded as other income in the Statement of Operations.

During the year ended December 31, 2022, as described in Note 8 above, the Company received $392,000 as a settlement payment from its former auditor.  The Company also received $202,200 in cash and 2,085,258 shares of its common stock to satisfy its former Chief Executive Officer’s remaining $808,781 disgorgement obligation under a settlement with the SEC to the SEC (Note 6). The total amount of $1,402,981 was recorded as other income in the Statement of Operations.

Note 11. Leases

On October 31, 2022, the Company signed a 120-day lease for 600 square feet of space in Hammonton, New Jersey to install and test its medical device equipment.  The agreement required $2,500 upon signing the agreement and monthly payments of $2,500.  As of December 31, 2022, the Company had not made any payments on the lease agreement and had accrued $7,500 related to the lease expense.

Note 12. Subsequent Events

The Company has evaluated events from December 31, 2022, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

On January 25, 2023, the Company and White Lion amended the CSPA to provide that if the Company issues a share price purchase notice at a time that the Company’s common stock is trading below $0.25 per share and White waives the minimum price condition, the share purchase price multiplier for that transaction will be 90% instead of 93%.  All other terms, conditions and provisions of the CSPA, remain in full force and effect.

The Company issued 3,472,500 shares of common stock for the following:

•	3,378,750 shares of common stock were sold to White Lion and received net proceeds of $527,350 after administrative fees related to the CSPA of $600 were deducted.
•	937,500 shares of common stock were issued to officers and consultants for $187,500 of accrued compensation.

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

As of December 31, 2022, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

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

The Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

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

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position with Company
Directors and Executive Officers

Brian Thom	57	Chief Executive Officer, and Director

Kristofer Heaton	44	Vice President of Finance and Principal Financial Officer

Robert Denser	51	Director

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

Delinquent Section 16(a) Reports

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2022, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis, except for two Form 4s for Mr. Thom that were inadvertently filed late detailing one transaction and three transactions, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2022 and 2021 by (1) each person who served as the principal executive officer of the Company during fiscal year 2022; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2022 with compensation during fiscal year ended 2022 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been included in section (2) above but for the fact that they were not serving as an executive as of December 31, 2022.

	Fiscal Year	Salary ($)(7)	Bonus ($)	Stock Awards ($)(1) (4)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)(3)	Total ($)

Douglas Beplate	2022	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Chief Executive Officer (5)	2021	$-0-	$-0-	$26,156,566	$-0-	$-0-	$-0-	$-0-	$26,156,566

Brian Thom	2022	$238,500	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$238,500
Chief Executive Officer	2021	$180,000	$-0-	$24,600	$-0-	$-0-	$-0-	$-0-	$204,600

Kristofer Heaton	2022	$198,750	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$198,750
Principal Financial Officer	2021	$127,500	$-0-	$240,933	$-0-	$-0-	$-0-	$-0-	$368,433

Louis Schiliro	2022	$238,500	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$238,500
Former Chief Operating Officer (6)	2021	$180,000	$-0-	$33,259	$-0-	$-0-	$-0-	$-0-	$213,259

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

(4)

The Company issued RSU’s which vest according to certain performance conditions as discussed in the financial statements. The grant date fair value of the RSU’s granted assuming all performance conditions are met would be; $5,686,750 for Brian Thom; $4,615,000 for Lou Schiliro and $1,110,750 for Kristofer Heaton.

(5)	Resigned as Chief Executive Officer effective on December 1, 2020. Resigned as director effective on February 28, 2022.

(6)

Resigned as Chief Operating Officer and a director effective on February 28, 2022. Mr. Schiliro continues in a non-officer position with the Company with a focus on the Company’s FDA PMA application, new product and format development, R&D and manufacturing.

(7)

The amounts include the grant date fair value of $193,500 of stock compensation received in lieu of cash and $45,000 of accrued compensation to Mr. Thom and Mr. Schiliro and the grant date fair value of $161,250 of stock compensation received in lieu of cash and $37,500 of accrued compensation for Mr. Heaton.

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

During the year ended December 31, 2022, Mr. Thom’s original RSU Agreement was amended. The amendment increased the amount of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Brian Thom,	—	—	$—	—	13,225,000	$0.43
CEO

Kristofer Heaton,	—	—	$—	—
Principal Financial Officer					325,000	$0.71
					400,000	$1.00
					400,000	$1.20

_____________

(1)	Market value is based on the stock price on the day the Restricted Stock Unit agreement or amendment was entered into.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors not named as an executive officer in this Item 11 above for services rendered to us during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2)	Option Awards	Total
Robert Denser	$—	$—	$—	$—

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

(2)

During the year ended December 31, 2022, the Board of Directors approved an RSU Agreement to grant 1,000,000 RSU’s to Mr. Denser which vest according to certain performance conditions as discussed in the financial statements. The grant date fair value of the RSU’s granted assuming all performance conditions are met would be $430,000.

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the future as part of the process to achieve a full exchange listing. No cash fees have been paid to board members for serving on the board.

During the year ended December 31, 2022, the Board of Directors approved an RSU Agreement in which Robert Denser, Director was granted 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Travel Expenses

All directors are entitled to be reimbursed for their reasonable out-of-pocket expenses associated with attending director and shareholder meetings in person.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 27, 2023, the Company had 234,343,534 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock are listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage
Officers and Directors
Brian Thom	920,296	*
Robert Denser	1,550,000	*
Kristofer Heaton	1,555,916	*
All directors and officers as a group (three persons)	4,026,212	1.7%
Stockholders
Wendy Beplate TTEE (Trust) (2)	18,000,000	7.7%

___________

*	Represents less than 1%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses for officers and directors are c/o United Health Products, Inc., 526 Commerce Circle, Suite 120, Mesquite, NV 89027.

(2)

Wendy Beplate and Douglas Beplate are beneficiaries of the Wendy Beplate TTEE (Trust) (the “Beplate Trust”). Pursuant to the terms of the Beplate Trust, an independent trustee exercises the sole voting and dipositive control over the holdings therein. The address of the Beplate Trust is 12481 Persons Road, Bow, Washington 98232.

Stock Bonuses

None during the fiscal years ending December 31, 2022 and 2021.

Securities Authorized for Issuance under Equity Compensation Plans.

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) which had 15,000,000 shares that may be issued under said Plan. The 2013 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under the 2013 Plan to the Company’s former CEO Douglas Beplate pursuant to his consulting agreement then in effect. No other shares or options have been granted under the 2013 Plan. There are currently 9,000,000 shares available for issuance under this 2013 Plan.

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

Separate from the 2013 Plan and 2019 Plan, the Board of Directors has approved individual Restricted Stock Unit Agreements with certain consultants, officers and directors (including now former officers and directors) which represent an unvested aggregate amount of 47,665,000 and 28,190,000 as of December 31, 2022 and 2021, respectively, which upon vesting will result in the issuance of common shares. These include RSUs issued to officers and directors (including now former officers and directors) as described in Item 13 under the section “Equity Transactions” below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible notes payable - related parties

As of December 31, 2022 and 2021, convertible notes payable – related parties totaled $478,331 and $0, respectively.

As of December 31, 2020, Brian Thom, the Chief Executive Officer had a total outstanding convertible note payable balance of $555,000 and unamortized debt discount of $199,314.

During the year ended December 31, 2021, Mr. Thom converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Thom, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount.

During the year ended December 31, 2021, Mr. Thom, converted the total outstanding convertible note balance of $600,000, which was related to $450,000 of loans to the Company and $150,000 of accrued compensation along with accrued interest of $10,135 into 1,220,272 shares of common stock leaving $0 owed to Mr. Thom as of December 31, 2021.  The debt discount on the convertible notes was amortized during the year and a total of $244,314 for all of Mr. Thom’s notes was amortized to interest expense – related party, which included the unamortized debt discount of $199,314 as of December 31, 2020 and the debt discount of $45,000 recorded during 2021. As of December 31, 2021, the remaining unamortized debt discount was $0.

During the year ended December 31, 2022, Mr. Thom, converted $372,000 of a loan payable balance to a convertible note payable.  The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note has an interest rate of 10%, an original issue discount (“OID”) of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share.  The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2022, the remaining unamortized debt discount was $16,998 and accrued interest associated with the note was $33,897.

As of December 31, 2020, Louis Schiliro, the former Chief Operating Officer, had a total outstanding convertible note payable balance of $170,000 and an unamortized debt discount of $69,564.

During the year ended December 31, 2021, Mr. Schiliro converted $45,000 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Schiliro, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature of $45,000 which was recorded as a debt discount.

During the year ended December 31, 2021, $175,000 of the convertible note payable along with $1,502 of accrued interest was assigned to one of the Company’s legal counsel leaving a total outstanding balance of $40,000. The remaining balance of $40,000 along with accrued interest was converted into 80,173 shares of common stock leaving $0 owed to Mr. Schiliro as of December 31, 2021.  The debt discount on the convertible notes payable was amortized during the year and a total of $114,654 for all of Mr. Schiliro’s notes was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $69,654 as of December 31, 2020 and the debt discount of $45,000 recorded during 2021. As of December 31, 2021, the remaining unamortized debt discount was $0.

As of December 31, 2020, Kristofer Heaton, the Principal Financial Officer, has a convertible notes payable balance of $3,750 and an unamortized debt discount of $3,750.

During the year ended December 31, 2021, Mr. Heaton, converted $22,500 of accrued compensation into a convertible note. The note was convertible at $0.50 per share at the discretion of Mr. Heaton, had a maturity date of March 31, 2021 and carried an interest rate of 3%. The note resulted in a beneficial conversion feature totaling $22,500 which was recorded as a debt discount.

The total outstanding principal balance of $26,250 along with accrued interest was converted into 52,666 shares of common stock leaving $0 owed to Mr. Heaton as of December 31, 2021.  The debt discount on the convertible notes payable was amortized during the year and a total of $26,250 for all of Mr. Heaton’s convertible notes payable was amortized to interest expense – related party during the year ended December 31, 2021, which included the unamortized debt discount of $3,750 as of December 31, 2020 and the debt discount of $22,500 recorded during the 2021. As of December 31, 2021, the remaining unamortized debt discount was $0.

During the year ended December 31, 2022, Robert Denser, Director of the Company, loaned the Company $93,000 through a convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2022, the remaining unamortized debt discount was $4,671 and accrued interest associated with the note was $4,034.

Interest expense – related party on the above convertible notes payable was $36,531 (including $13,331 of debt discount amortization related to the OID) and $389,804 (including $385,218 of debt discount amortization) during the year ended December 31, 2022 and 2021, respectively. Accrued interest – related party due to these convertible notes was $37,931 and $0, as of December 31, 2022 and 2021, respectively.

Loans payable/Advances - related parties

As of December 31, 2022 and 2021, loans payable – related parties totaled $4,000 and $219,000, respectively.

During the year ended December 31, 2021, Mr. Thom loaned the Company a total of $175,000 to pay for operating expenses. The loans had an interest rate of 10% and had a maturity date of December 31, 2022.

During the year ended December 31, 2022, Mr. Thom loaned the Company $315,000 to pay for operating expenses. The loans had an interest rate of 10% and was due on demand. The Company repaid $118,000 in principal and $6,569 of accrued interest and $372,000 of principal was converted to a convertible note payable and any unpaid accrued interest was transferred to the convertible note payable as mentioned above.  The outstanding balance owed to Mr. Thom on the loan payable was $0 and $175,000 as of December 31, 2022 and 2021, respectively.  Accrued interest on the loan payable was $0 and $2,125 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, Mr. Schiliro advanced the Company $34,000 to pay for operating expenses and paid $30,000 of expenses on behalf of the Company. During the year ended December 31, 2021, the Company issued 25,000 shares of common stock to settle $20,000 of the outstanding balance leaving a balance of $44,000 as of December 31, 2021. The shares of common stock had a fair market value of $26,750 and the Company recorded a loss on debt settlement of $6,750.

During the year ended December 31, 2022, Mr. Schiliro, loaned the Company $64,275 to pay for operating expenses. The loans had an interest rate of 10% and was due on demand.  The Company repaid $108,275 in principal and $5,802 of accrued interest leaving a balance of $0 on the loan payable and accrued interest owed to Mr. Schiliro as of December 31, 2022.

During the year ended December 31, Mr. Heaton, loaned the Company $4,000 to pay for operating expenses. As of December 31, 2022, $4,000 in principal and $224 in accrued interest is owed to Mr. Heaton . The loan has an interest rate of 10% and is due on demand. .

Interest expense – related party on the above loans was $25,292 and $2,308 during the years ended December 31, 2022 and 2021, respectively. Accrued interest – related party as of December 31, 2022 and 2021 was $224 and $2,308, respectively.

Accrued liabilities – related parties

As of December 31, 2020, $74,056 was owed to Nate Knight, who was the Company’s Chief Financial Officer until November 2020, for accrued compensation and reimbursable expenses. During the year ended December 31, 2021, the Company issued 78,500 shares of common stock to settle the total balance owed of $74,056. The shares of common stock had a fair market value of $82,425 and the Company recorded a loss on debt settlement of $8,368.

As of December 31, 2021, $899 was owed to Mr. Thom, for reimbursable expenses. During the year ended December 2021, $45,000 of compensation was converted into convertible loans as mentioned above and $135,000 of accrued compensation was settled with the issuance of 270,000 shares of common stock. The stock had a fair market value of $221,400 which resulted in a $86,400 loss on settlement of debt (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Thom’s 2022 first quarter compensation of $45,000 and during the second quarter of 2022, the Company issued 150,000 shares of common stock to Mr. Thom to settle the accrued compensation.  The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt. The Company also paid him $899 for reimbursable expenses leaving a balance of $0 owed for reimbursable expenses.

 As of December 31, 2020, $59,467 was owed to Mr. Schiliro, for accrued salary and reimbursable expenses, respectively. During the year ended December 31, 2021, $45,000 of accrued compensation was converted into a convertible note as mentioned above, 74,335 shares of common stock were issued to settle the total prior year balance owed of $59,467 and 270,000 shares of common stock were issued to settle $135,000 of accrued compensation. The shares of common stock had a total fair market value of $300,938 and the Company recorded a loss on settlement of debt in the amount of $106,471 (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Schiliro’s 2022 first quarter compensation of $45,000 and during the second quarter of 2022, the Company issued 150,000 shares of common stock to Mr. Schiliro for the accrued compensation. The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt. As of December 31, 2022, $6,923 was owed to Mr. Schiliro, for reimbursable expenses.

As of December 31, 2020, $52,625 was owed to Mr. Heaton, for accrued compensation and services provided. During the year ended December 31, 2021, $22,500 of compensation was converted into a convertible note as described above and 320,250 shares of common shares of stock were issued to settle $105,000 of accrued compensation and $52,625 of prior accruals. The shares of common stock had a total fair market value of $262,605 and the Company recorded a loss on settlement of debt in the amount of $104,980 (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Heaton’s 2022 first quarter compensation of $37,500 and during the second quarter of 2022, the Company issued 125,000 shares of common stock to Mr. Heaton for the accrued compensation. The common stock had a fair value of $60,000 and the Company recorded $22,500 as a loss on settlement of debt.

As of December 31, 2022, $45,000, $45,000 and $37,500 of accrued compensation was due to Mr. Thom, Mr. Schiliro, and Mr. Heaton, respectively.

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

During the year ended December 31, 2021, 200,000 of Mr. Heaton’s RSU’s mentioned above vested due to achievement of certain Company objectives. The Company recorded stock-based compensation expense of $220,000 related to the vesting of these RSU’s which was the grant date fair value.

During the year ended December 31, 2021, the Company issued 30,000 shares of common stock to Mr. Thom, 30,000 shares of common stock to Mr. Schiliro and 25,000 shares of common stock to Mr. Heaton for services rendered. The 85,000 shares of common stock had a total fair market value of $69,700.

 During the year ended December 31, 2022, the Board of Directors approved an amendment to Mr. Thom’s RSU Agreement dated November 24, 2020. The amendment increased the number of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2022, the Board of Directors approved an RSU Agreement with Robert Denser, Director of the Board. The agreement grants Mr. Denser 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2022, the Company acquired 2,228,115 shares of common stock from its former Chief Executive Officer as described in Note 6.

During the year ended December 31, 2022, the Company issued 300,000 shares of common stock each to Mr. Thom and Mr. Schiliro and 250,000 shares of common stock to Mr. Heaton for compensation in lieu of cash. The common stock had a total fair value of $344,250.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Section 10 of the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by MAC Accounting Group, LLP (“MAC”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2022 and 2021, and fees billed for other services provided by MAC in the fiscal year ended December 31, 2022 and 2021.

	2022	2021

Audit fees	$50,000	$49,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$7,500	$8,250

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

(3)	Exhibits

	(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Restricted Stock Unit Agreement – Doug Beplate (5)

10.4	Services Agreement with Brian Thom (6)

10.5	Restricted Stock Unit Agreement - Brian Thom (6)

10.6	Services Agreement with Kristofer Heaton (7)

10.7	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.8	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.9	Restricted Stock Unit Agreement – Robert Denser (8)

10.10	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (9)

10.11	Amendment to Stock Purchase Agreement dated January 25, 2023*

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (10)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to the Form 8-K dated September 1, 2022

(10)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: March 28, 2023	By:	/s/ Brian Thom
Brian Thom
Chief Executive Officer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal	March 28, 2023
	Brian Thom	Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	March 28, 2023
Kristofer Heaton

By:	/s/ Robert Denser	Director	March 28, 2023
Robert Denser

