Form 10-Q
period 2023-03-31
United Health Products, Inc.
filed 2023-05-08
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of May 4, 2023 was 238,423,222

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

    UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$31,955	$13,377
Inventory	33,598	34,730
Prepaid and other current assets	15,248	22,932
Total current assets	80,801	71,039

Deferred offering costs	187,668	243,039
Patents, net	35,438	36,450

TOTAL ASSETS	$303,907	$350,528

Current Liabilities
Accounts payable and accrued expenses	$1,223,875	$1,255,232
Accrued liabilities - related parties	158,960	172,579
Accrued litigation settlement	200,000	300,000
Promissory note payable	10,000	9,136
Loans payable – related parties	4,000	4,000
Convertible notes payable, net of debt discount	199,040	196,177
Convertible notes payable – related party, net of debt discount	484,243	478,331
Total current liabilities	2,280,118	2,415,455

TOTAL LIABILITIES	2,280,118	2,415,455

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 236,593,534 and 230,871,034 shares issued and outstanding at March 31, 2023 and December 31, 2022	236,594	230,871
Subscription Receivable	(71,717)	(50,550)
Additional Paid-In Capital	73,077,561	71,830,695
Accumulated Deficit	(75,218,649)	(74,075,943)
Total Stockholders’ Deficit	(1,976,211)	(2,064,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$303,907	$350,528

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	835,299	902,146
Research and development	218,676	52,355
Total Operating Expenses	1,053,975	954,501

Income/(Loss) from Operations	(1,053,975)	(954,501)

Other income (expense)
Interest expense	(8,327)	(80)
Interest expense – related party	(19,466)	(8,808)
Loss on settlement of debt	(60,938)	(875)

Total other income (expense)	(88,731)	(9,763)

Net Income/(Loss)	$(1,142,706)	$(964,264)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	233,295,951	228,726,869

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three Months Ended March 31, 2023 and March 31, 2022

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2021	228,667,229	$228,667	$71,017,881	$-	$(72,388,442)	$(1,141,894)

Issuance of common stock for services	20,000	20	10,180	-	-	10,200

Sale of common stock	184,028	184	77,108	-	-	77,292

Common stock issued to settle accounts payable and accrued liabilities	6,252	6	3,995	-	-	4,001

Net Loss	-	-		-	(964,264)	(964,264)

Balance at March 31, 2022	228,877,509	$228,877	$71,109,164	$-	$(73,352,706)	$(2,014,665)

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock	2,535,000	2,535	522,770	50,550	-	575,855

Common stock issued to settle accrued liabilities – related party	637,500	638	168,300	-	-	168,938

Common stock issued to settle accrued liabilities	300,000	300	79,200	-	-	79,500

Common stock issued for a stock subscription receivable	400,000	400	71,317	(71,717)	-	-

Amortization of deferred offering costs	-	-	(55,371)	-	-	(55,371)

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Net Loss	-	-	-	-	(1,142,706)	(1,142,706)

Balance at March 31, 2023	236,593,534	$236,594	$73,077,561	$(71,717)	$(75,218,649)	$(1,976,211)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net (Loss)	$(1,142,706)	$(964,264)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	-	10,200
Amortization expense	1,012	1,012
Amortization of debt discount	8,775	-
Loss on settlement of debt	60,938	875
Stock issued for litigation settlement	462,500	-
Changes in assets and liabilities:
Inventory	1,132	-
Prepaid and other current assets	7,684	-
Accounts payable and accrued expenses	28,643	191,052
Accrued liabilities – related party	123,881	135,409
Accrued litigation settlement	(100,000)	430,000
Net Cash Used In Operating Activities	(548,141)	(195,716)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(40,500)
Net Cash Used in Investing Activities	-	(40,500)

Cash Flows from Financing Activities:
Proceeds from related party	-	185,000
Repayments on loan payable	(9,136)	(14,920)
Proceeds from sale of common stock	575,855	77,292
Cash flow provided by financing activities	566,719	247,372
Increase in Cash and Cash Equivalents	18,578	11,156
Cash and Cash Equivalents – Beginning of period	13,377	21,799

CASH AND CASH EQUIVALENTS – END OF PERIOD	$31,955	$32,955

Supplemental cash flow information:
Cash paid for interest	$15	$80
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Common stock issued to settle accrued liabilities – related party	$127,500	$-
Common stock issued for subscription receivable	$71,717	$-
Common stock issued to settle accrued liabilities	$60,000	$3,126
Accrued litigation settlement paid with loan payable	$-	$100,000
Amortization of deferred offering costs	$55,371	$-
Accounts payable and accrued expenses paid with promissory note payable	$10,000	$-

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2023 AND 2022

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 28, 2023.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at March 31, 2023 and December 31, 2022. The Company recorded $0 in bad debt expense for the three month periods ended March 31, 2023 and 2022.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	March 31, 2023	December 31, 2022
Finished goods	$33,598	$34,730
Total inventory	$33,598	$34,730

During the three months ended March 31, 2023 and 2022, the Company determined that $0 needed to be impaired and written-off.  During the three months ended March 31, 2023, the Company used $1,132 of inventory as samples for its FDA testing and recorded it to research and development on the Statement of Operations.

Stock Based Compensation

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three months ended March 31, 2023 and 2022 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2023 included 47,665,000 of restricted stock units, 3,046,296 shares for convertible notes payable – related parties and 1,205,955 shares for convertible notes payable. The total potential common shares as of March 31, 2022 included 28,190,000 of restricted stock units.

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

Accumulated amortization as of March 31, 2023 and December 31, 2022 was $5,062 and $4,050, respectively. Amortization expense for the three months ended March 31, 2023 and 2022 was $1,012, respectively.

Future Amortization Expense

Year	Amount
2023 (remaining)	$3,038
2024	4,050
2025	4,050
2026	4,050
2027	4,050
Thereafter	16,200
$35,438

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2023 and 2022, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $30,368 and $23,500 in advertising and marketing costs during the three months ended March 31, 2023 and 2022, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $218,676 and $52,355 in research and development expenses during the three months ended March 31, 2023 and 2022, respectively.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable.  The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note has an interest rate of 10%, an original issue discount (“OID”) of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share.  The Company recorded $28,000 of a debt discount related to the OID. As of March 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $12,314 and $16,998, respectively.  Accrued interest associated with the note was $44,744 and $33,897 as of March 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022,  Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of March 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $3,443 and $4,671, respectively. Accrued interest associated with the note was $6,635 and $4,034 as of March 31, 2023 and December 31, 2022, respectively.

Interest expense – related party on the above convertible notes payable was $19,360 (including $5,912 of debt discount amortization related to the OID) and $0 during the three months ended March 31, 2023 and 2022, respectively. Accrued interest – related party due to these convertible notes was $51,380 and $37,931, as of March 31, 2023 and December 31, 2022, respectively.

Loans payable – related parties

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. As of March 31, 2023 and December 31, 2022, $4,000 in principal was owed on the loan payable. The loan has an interest rate of 10% and is due on demand.

Interest expense – related party on the above loans was $106 and $0 during the three months ended March 31, 2023 and 2022, respectively. Accrued interest – related party as of March 31, 2023 and December 31, 2022 was $330 and $224, respectively.

Accrued liabilities – related parties

As of March 31, 2023 and December 31, 2022, $107,250 and $127,500 of accrued compensation was due to the Company’s officers and management, respectively.

Equity transactions

During the three months ended March 31, 2023, the Company issued 637,500 shares of common stock with a fair value of $168,938 to its officers and management for the $127,500 of accrued compensation mentioned above (see Note 6).

Note 4. Promissory Note Payable

During the year ended December 31, 2022, the Company had entered into a $100,000 promissory note and had a principal balance of $9,136 and accrued interest of $0 as of December 31, 2022. The note accrued interest at 1% and requires monthly payments of $9,136 until the balance was paid in full.

During the three months ended March 31, 2023, the Company paid the remaining principal balance of $9,136.  As of March 31, 2023, the principal balance and accrued interest was $0.

During the three months ended March 31, 2023, $10,000 of accounts payable and accrued liabilities were paid on behalf of the Company.   The Company entered into a note payable for the $10,000 payment.  The note payable has an interest rate of 5% and has a maturity date of December 31, 2023.

Interest expense on the above loans was $140 and $0 during the three months ended March 31, 2023 and 2022, respectively. Accrued interest as of March 31, 2023 and December 31, 2022 was $125 and $0, respectively.

Note 5. Convertible Notes

During the year ended December 31, 2022, the Company issued a $93,000 convertible note and a $99,975 convertible note and received total proceeds of $192,975.  The notes have an interest rate of 10%, an OID of 7% and have a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of March 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $8,460 and $11,323, respectively.

Interest expense on the above convertible notes payable was $8,187 (including $2,863 of debt discount amortization related to the OID) and $0 during the three months ended March 31, 2023 and 2022, respectively.  Accrued interest as of March 31, 2023 and December 31, 2022 was $10,778 and $5,454, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 6. Issuances of Securities

Share issuances 2022

During the three months ended March 31, 2022, the Company had the following common stock transactions:

•	184,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $77,292.
•	6,252 shares of commons stock with a fair value of $4,001 were issued to settle $3,126 of accrued liabilities resulting in a loss on settlement of debt of $875.
•	20,000 shares of common stock with a fair value of $10,200 were issued for legal services.

Share issuances 2023

                During the three months ended March 31, 2023, the Company had the following common stock transactions:

•	637,500 shares of common stock with a fair value of $168,938 were issued to officers and management of the Company to settle $127,500 of accrued liabilities (see Note 3) resulting in a loss on settlement of debt of $41,438.
•	300,000 shares of common stock with a fair value of $79,500 were issued to consultants to settle $60,000 of accrued liabilities resulting in a loss on debt settlement of $19,500.
•	2,535,000 shares of common stock were sold for $575,855, net of legal and administrative fees of $3,000 and which included a payment of $50,550 for a subscription receivable, under the Company’s common stock purchase agreement with White Lion. White Lion also purchased 400,000 shares for proceeds of $71,717 which were received in April 2023 and is shown as a subscription receivable in the balance sheet as of March 31, 2023.
•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 8).

Restricted stock units

As of March 31, 2023 and December, 31, 2022, the Company has granted a total of 47,665,000 restricted stock units (RSU).  The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of March 31, 2023, there was $25,313,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the three months ended March 31, 2023 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2022	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2023	47,665,000	$0.54

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

The Company has made total payments of $250,000 towards the civil penalty through March 31, 2023.  As of March 31, 2023 and December 31, 2022, the remaining balance was $200,000 and $300,000, respectively.

Note 8. Litigation

Philip Forman (Forman), who served as Chairman, a director, Chief Executive Officer and Chief Medical Advisor of the Company at various times between 2011 and October 2015, filed a lawsuit against the Company and our then-Chief Executive Officer, Douglas Beplate, in the United States District Court of the District of Nevada. The plaintiff has claimed, among other things: that the June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company, which terminated the Employment Agreement on October 1, 2015, is not enforceable due to lack of consideration; that a July 22, 2015 Stock Purchase Agreement pursuant to which the plaintiff sold Company shares issued to him under the Amendment to a third a party is unenforceable (despite the fact that all payment for the shares under the Stock Purchase Agreement was made); that the plaintiff’s 2014 Employment Agreement remains valid and that he is entitled to cash and stock compensation under that Employment Agreement (without giving regard to the Amendment); and that the Company and Mr. Beplate defrauded the plaintiff relating to the foregoing. The plaintiff is seeking declaratory judgment regarding the parties’ relative rights under the Employment Agreement, the Amendment and the Stock Purchase Agreement; money damages of no less than $2,795,000; and punitive damages of $8,280,000. The Company filed a motion to dismiss the plaintiff’s claims which was denied on March 19, 2020. On May 5, 2021, the plaintiff provided a deposition as instructed by the Court, subsequent to which the Company filed a motion for dismissal of this proceeding. On February 14, 2022, the Court issued an Order which declared the Amendment to be unenforceable and thus the terms of the original Employment Agreement to remain in effect. The Order also noted that the Company is not a party to the Stock Purchase Agreement, and the Employment Agreement does not constitute a prior agreement that could have been superseded by the Stock Purchase Agreement.

The parties reached a settlement agreement, in which as full and complete consideration, the Company issued to Forman 1,850,000 shares of common stock of the Company with a fair value of $462,500.

Note 9. Subsequent Events

The Company has evaluated events from March 31, 2023, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company issued 979,688 shares of common stock to officers and consultants for $156,750 of accrued compensation.

The Company sold 850,000 shares of common stock to White Lion for net proceeds of $161,006 after $1,200 of administrative fees were deducted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 28, 2023.

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

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips
•	The Ultimate Bandage
•	Hemostrips
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending March 31, 2023 and 2022

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(1,053,975)	$(954,501)

Operating (loss)	$(1,053,975)	$(954,501)

Other income (expense)	$(88,731)	$(9,763)

Net (loss)	$(1,142,706)	$(964,264)

Basic and diluted	$(0.00)	$(0.00)

Three Months ended March 31, 2023 versus Three Months ended March 31, 2022

Total operating expenses for the first quarter of 2023 and 2022 were $1,053,975 and $954,501, respectively.

The increase in operating expenses is due primarily to a decrease in legal and professional fees of approximately $101,973 offset by an increase in litigation settlement expense of $12,500, an increase in rent expense of $7,500 and an increase in research and development expenses of $166,321 when compared to the three months ended March 31, 2022.

Other income (expense) for the first quarter of 2023 and 2022 was $(88,731) and $(9,763), respectively. The increase in other expense was due to an increase in total interest expense of $18,905 and an increase in loss on settlement of debt $60,063. The increase in interest expense is primarily due to the Company only having total interest expense of $8,880 during the first quarter of 2022 compared to the Company having total interest expense of $27,793, including $8,775 of debt discount amortization on convertible notes payable and convertible notes payable – related party during the first quarter 2023. The increase in the loss on debt settlement is due to the Company issuing common stock with a fair value of $4,001 for the settlement of $3,126 of accrued liabilities during the first quarter of 2022 compared to the Company issuing common stock with a fair value of $248,438 for the settlement of $187,500 of accrued liabilities and accrued liabilities – related party.

Our net loss for the quarter ended March 31, 2023 was $1,142,706 as compared to net loss of $964,264 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $99,474 and an increase in other expenses of $78,968, as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, the Company had a negative working capital of $2,199,317. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2022 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

During 2022, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $880,573 in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand at March 31, 2023 and December 31, 2022 was $31,955 and $13,377, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(548,141)	$(195,746)
Net cash used in investing activities	-	(40,500)
Net cash provided by financing activities	566,719	247,372

Net increase in cash and cash equivalents	$18,578	$11,156

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $548,141. The Company had net loss of $1,142,706 offset by amortization expense of $1,012, amortization of debt discount of $8,775, stock issued for litigation settlement of $462,500 and a loss on debt settlement of $60,938, a decrease in inventory of $1,132, a decrease in prepaid and other current assets of $7,684, an increase in accounts payable and accrued liabilities of $28,643 and an increase in accrued liabilities - related party of $123,881.  The Company also had a decrease in accrued litigation settlement of $100,000.

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

Net Cash Used by Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2023.

The Company paid $40,500 related to the patent application fees during the three months ended March 31, 2022.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $566,719. This was due to the result of the Company receiving $575,855 in proceeds from the sale of stock offset by making payments of $9,136 on loan payable.

Net cash provided by financing activities for the three months ended March 31, 2022 was $247,372. This was due to the result of the Company receiving $77,292 in proceeds from the sale of stock and receiving $185,000 from related party loans offset by making payments of $14,920 on loan payable.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

As of March 31, 2023, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “Note 8” in the Notes to Condensed Financial Statements.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2023 through March 31, 2023. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
January 2023	Common Stock	937,500	$187,500 of accrued liabilities
January 2023	Common Stock	1,135,000	$249,399 in cash
February 2023	Common Stock	1,000,000	$202,733 in cash
March 2023	Common Stock	400,000	$73,173 in cash
March 2023	Common Stock	400,000	$71,717 stock subscription receivable
March 2023	Common Stock	1,850,000	$462,500 to settle litigation

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Restricted Stock Unit Agreement – Doug Beplate (5)

10.4	Services Agreement with Brian Thom (6)

10.5	Restricted Stock Unit Agreement - Brian Thom (6)

10.6	Services Agreement with Kristofer Heaton (7)

10.7	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.8	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.9	Restricted Stock Unit Agreement – Robert Denser (8)

10.10	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (9)

10.11	Amendment to Stock Purchase Agreement dated January 25, 2023 (10)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (11)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to the Form 8-K dated September 1, 2022

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022

(11)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: May 8, 2023	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		May 8, 2023
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	May 8, 2023
Kristofer Heaton

By:	/s/ Robert Denser	Director	May 8, 2023
Robert Denser

