Form 10-Q
period 2023-06-30
United Health Products, Inc.
filed 2023-08-09
CIK 1096938

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

526 Commerce Circle, Suite #120 Mesquite, NV	89027
(Address of Company’s principal executive offices)	(Zip Code)

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of August 9, 2023 was 241,123,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

    UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$133,601	$13,377
Inventory	33,598	34,730
Prepaid and other current assets	7,563	22,932
Total current assets	174,762	71,039

Deferred offering costs	132,281	243,039
Operating lease right-of-use asset	89,575	-
Security deposit	2,850	-
Patents, net	34,425	36,450

TOTAL ASSETS	$433,893	$350,528

Current Liabilities
Accounts payable and accrued expenses	$1,116,562	$1,255,232
Accrued liabilities - related parties	174,040	172,579
Accrued litigation settlement	150,000	300,000
Operating lease liability - current	22,208	-
Promissory note payable	10,000	9,136
Loans payable – related parties	4,000	4,000
Convertible notes payable, net of debt discount	201,935	196,177
Convertible notes payable – related party, net of debt discount	490,221	478,331
Total current liabilities	2,168,966	2,415,455

Operating lease liability – long-term	67,367	-
TOTAL LIABILITIES	2,236,333	2,415,455

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 241,123,222 and 230,871,034 shares issued and outstanding at June 30, 2023 and December 31, 2022	241,123	230,871
Subscription Receivable	(311,820)	(50,550)
Additional Paid-In Capital	74,009,817	71,830,695
Accumulated Deficit	(75,741,560)	(74,075,943)
Total Stockholders’ Deficit	(1,802,440)	(2,064,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$433,893	$350,528

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Operating Costs and Expenses
Selling, general and administrative expenses	370,343	607,186	1,205,642	1,509,332
Research and development	105,113	147,611	323,789	199,966
Total Operating Expenses	475,456	754,797	1,529,431	1,709,298

Loss from Operations	(475,456)	(754,797)	(1,529,431)	(1,709,298)

Other Income (Expenses)
Interest expense	(8,329)	(205)	(16,656)	(285)
Interest expense – related party	(19,532)	(11,535)	(38,998)	(20,343)
Loss on settlement of debt	(19,594)	(112,500)	(80,532)	(113,375)
Total other income (expenses)	(47,455)	(124,240)	(136,186)	(134,003)

Net Loss	$(522,911)	$(879,037)	$(1,665,617)	$(1,843,301)

Net Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	238,269,719	229,737,399	235,376,226	229,257,932

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Six Months Ended June 30, 2023 and June 30, 2022

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2021	228,667,229	$228,667	$71,017,881	$-	$(72,388,442)	$(1,141,894)

Issuance of common stock for services	20,000	20	10,180	-	-	10,200

Sale of common stock	184,028	184	77,108	-	-	77,292

Common stock issued to settle accounts payable and accrued liabilities	6,252	6	3,995	-	-	4,001

Net Loss	-	-		-	(964,264)	(964,264)

Balance at March 31, 2022	228,877,509	228,877	71,109,164	$-	(73,352,706)	(2,014,665)

Issuance of common stock for services	200,000	200	95,800	-	-	96,000

Issuance of common stock for services – related party	425,000	425	203,575	-	-	204,000

Common stock issued to settle accounts payable and accrued liabilities	20,000	200	95,800	-	-	96,000

Common stock issued to settle accounts payable and accrued liabilities – related party	425,000	425	203,575	-	-	204,000

Cancellation of common stock	(250,000)	(250)	250	-	-	-

Net Loss	-	-	-	-	(879,037)	(879,037)

Balance at June 30, 2022	229,877,509	$229,877	$71,708,164	$-	$(74,231,743)	$(2,293,702)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock	2,535,000	2,535	522,770	50,550	-	575,855

Common stock issued to settle accrued liabilities – related party	637,500	638	168,300	-	-	168,938

Common stock issued to settle accrued liabilities	300,000	300	79,200	-	-	79,500

Common stock issued for a stock subscription receivable	400,000	400	71,317	(71,717)	-	-

Amortization of deferred offering costs	-	-	(55,371)	-	-	(55,371)

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Net Loss	-	-	-	-	(1,142,706)	(1,142,706)

Balance at March 31, 2023	236,593,534	236,594	73,077,561	(71,717)	(75,218,649)	(1,976,211)

Sale of common stock	2,450,000	2,450	501,558	71,717	-	575,725

Common stock issued to settle accrued liabilities – related party	567,188	566	101,527	-	-	102,093

Common stock issued to settle accrued liabilities	412,500	413	73,838	-	-	74,251

Common stock issued for a stock subscription receivable	1,100,000	1,100	310,720	(311,820)	-	-

Amortization of deferred offering costs	-	-	(55,387)	-	-	(55,387)

Net Loss	-	-	-	-	(522,911)	(522,911)

Balance at June 30, 2023	241,123,222	$241,123	$74,009,817	$(311,820)	$(75,741,560)	$(1,802,440)

See notes to unaudited condensed financial statements.

 UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net (Loss)	$(1,665,617)	$(1,843,301)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	-	310,200
Amortization expense	2,025	2,025
Amortization of debt discount	17,648	-
Loss on settlement of debt	80,532	113,375
Stock issued for litigation settlement	462,500	-
Changes in assets and liabilities:
Inventory	1,132	-
Prepaid and other current assets	15,369	(9,206)
Accounts payable and accrued expenses	(12,670)	500,774
Accrued liabilities – related party	229,711	146,944
Accrued litigation settlement	(150,000)	380,000
Net Cash Used In Operating Activities	(1,019,370)	(399,189)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(40,500)
Security deposit	(2,850)	-
Net Cash Used in Investing Activities	(2,850)	(40,500)

Cash Flows from Financing Activities:
Proceeds from related party	-	383,275
Repayments on loan payable	(9,136)	(36,261)
Proceeds from sale of common stock	1,151,580	77,292
Cash flow provided by financing activities	1,142,444	424,306
Increase (decrease) in Cash and Cash Equivalents	120,224	(15,383)
Cash and Cash Equivalents – Beginning of period	13,377	21,799

CASH AND CASH EQUIVALENTS – END OF PERIOD	$133,601	$6,416

Supplemental cash flow information:
Cash paid for interest	$15	$285
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$-	$250
Common stock issued for subscription receivable	$311,820	$-
Amortization of deferred offering costs	$110,758	$-
Initial recognition of operating lease right-of-use asset and operating lease liability	$92,425	$-
Common stock issued to settle accrued liabilities – related party	$218,250	$127,500
Accounts payable and accrued expenses paid with promissory note payable	$10,000	$-
Common stock issued to settle accrued liabilities	$126,000	$63,126
Accrued litigation settlement paid with loan payable	$-	$100,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2023 AND 2022

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at June 30, 2023 and December 31, 2022. The Company recorded $0 in bad debt expense for the three and six month periods ended June 30, 2023 and 2022.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	June 30, 2023	December 31, 2022
Finished goods	$33,598	$34,730
Total inventory	$33,598	$34,730

During the six months ended June 30, 2023 and 2022, the Company determined that $0 needed to be impaired and written-off.  During the six months ended June 30, 2023, the Company used $1,132 of inventory as samples for its FDA testing and recorded it to research and development on the Statement of Operations.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and six months ended June 30, 2023 and 2022 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2023 included 47,665,000 of restricted stock units, 3,552,376 shares for convertible notes payable – related parties and 1,406,300 shares for convertible notes payable. The total potential common shares as of June 30, 2022 included 30,915,000 of restricted stock units.

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

Accumulated amortization as of June 30, 2023 and December 31, 2022 was $6,075 and $4,050, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $2,025, respectively.

Future Amortization Expense

Year	Amount
2023 (remaining)	$2,025
2024	4,050
2025	4,050
2026	4,050
2027	4,050
Thereafter	16,200
$34,425

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2023 and 2022, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

                Advertising and marketing expenses are expensed as incurred. The Company incurred $57,536 and $55,000 in advertising and marketing costs during the six months ended June 30, 2023 and 2022, respectively.

Research and Development

                The Company charges research and development costs to expense when incurred. The Company incurred $323,789 and $199,966 in research and development expenses during the six months ended June 30, 2023 and 2022, respectively.

Leases

The Company follows the provisions of ASC 842, and records right-of-use ("ROU") assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

The lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Convertible notes payable - related parties

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable.  The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note has an interest rate of 10%, an original issue discount (“OID”) of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share.  The Company recorded $28,000 of a debt discount related to the OID. As of June 30, 2023 and December 31, 2022, the remaining unamortized debt discount was $7,578 and $16,998, respectively.  Accrued interest associated with the note was $55,592 and $33,897 as of June 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of June 30, 2023 and December 31, 2022, the remaining unamortized debt discount was $2,201 and $4,671, respectively. Accrued interest associated with the note was $9,236 and $4,034 as of June 30, 2023 and December 31, 2022, respectively.

Interest expense – related party on the above convertible notes payable was $19,426 (including $5,978 of debt discount amortization related to the OID) and $0 during the three months ended June 30, 2023 and 2022, respectively. Interest expense was $38,786 (including $11,890 of debt discount amortization related to the OID) and $0 during the six months ended June 30, 2023 and 2022, respectively. Accrued interest – related party due to these convertible notes was $64,828 and $37,931, as of June 30, 2023 and December 31, 2022, respectively.

Loans payable – related parties

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. As of June 30, 2023 and December 31, 2022, $4,000 in principal was owed on the loan payable. The loan has an interest rate of 10% and is due on demand.

Interest expense – related party on the above loans was $106 and $0 during the three months ended June 30, 2023 and 2022, respectively. Interest expense was $212 and $0 during the six months ended June 30, 2023 and 2022, respectively. Accrued interest – related party as of June 30, 2023 and December 31, 2022 was $436 and $224, respectively.

Accrued liabilities – related parties

As of June 30, 2023 and December 31, 2022, $108,776 and $127,500 of accrued compensation and reimbursable expenses was due to the Company’s officers and management, respectively.

Equity transactions

During the six months ended June 30, 2023, the Company issued 1,204,688 shares of common stock with a fair value of $271,031 to its officers and management for $218,250 of accrued compensation (see Note 6).

Note 4. Promissory Note Payable

During the year ended December 31, 2022, the Company had entered into a $100,000 promissory note and had a principal balance of $9,136 and accrued interest of $0 as of December 31, 2022. The note accrued interest at 1% and requires monthly payments of $9,136 until the balance was paid in full.

During the six months ended June 30, 2023, the Company paid the remaining principal balance of $9,136.  As of June 30, 2023, the principal balance and accrued interest was $0.

During the six months ended June 30, 2023, $10,000 of accounts payable and accrued liabilities were paid on behalf of the Company.   The Company entered into a note payable for the $10,000 payment.  The note payable has an interest rate of 5% and has a maturity date of December 31, 2023.

Interest expense on the above loans was $125 and $0 during the three months ended June 30, 2023 and 2022, respectively. Interest expense was $250 and $0 during the six months ended June 30, 2023 and 2022, respectively. Accrued interest as of June 30, 2023 and December 31, 2022 was $250 and $0, respectively.

Note 5. Convertible Notes

During the year ended December 31, 2022, the Company issued a $93,000 convertible note and a $99,975 convertible note and received total proceeds of $192,975.  The notes have an interest rate of 10%, an OID of 7% and have a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of June 30, 2023 and December 31, 2022, the remaining unamortized debt discount was $5,565 and $11,323, respectively.

Interest expense on the above convertible notes payable was $8,204 (including $2,895 of debt discount amortization related to the OID) and $0 during the three months ended June 30, 2023 and 2022, respectively.  Interest expense was $16,406 (including $5,758 of debt discount amortization related to the OID) and $0 during the six months ended June 30, 2023 and 2022, respectively. Accrued interest as of June 30, 2023 and December 31, 2022 was $16,102 and $5,454, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 6. Issuances of Securities

Share issuances 2022

During the six months ended June 30, 2022, the Company had the following common stock transactions:

•	184,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $77,292.
•	206,252 shares of commons stock with a fair value of $100,001 were issued to various consultants to settle $63,126 of accrued liabilities resulting in a loss on settlement of debt of $36,875.
•	200,000 shares of common stock with a fair value of $96,000 were issued to consultants for services.
•	425,000 shares of common stock were issued to settle $127,500 of accrued liabilities – related party resulting in a loss of settlement of debt of $76,500.
•	425,000 shares of common stock with a fair value of $204,000 were issued to officers and a former officer of the Company for services.
•	250,000 shares of common stock were cancelled reducing common stock by $250 and increasing additional paid-in capital by the same.
•	20,000 shares of common stock with a fair value of $10,200 were issued for legal services.

Share issuances 2023

                During the six months ended June 30, 2023, the Company had the following common stock transactions:

•

1,204,688 shares of common stock with a fair value of $271,031 were issued to officers and management of the Company to settle $218,250 of accrued liabilities (see Note 3) resulting in a loss on settlement of debt of $52,781.

•	712,500 shares of common stock with a fair value of $153,751 were issued to consultants to settle $126,000 of accrued liabilities resulting in a loss on debt settlement of $27,751.
•

5,385,000 shares of common stock were sold for $1,151,580, net of legal and administrative fees of $6,600 and which included a payment of $50,550 for a subscription receivable, under the Company’s common stock purchase agreement with White Lion. White Lion also purchased 1,100,000 shares for proceeds of $311,820 which were received in July 2023 and is shown as a subscription receivable in the balance sheet as of June 30, 2023.

•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 8).

Restricted stock units

As of June 30, 2023 and December, 31, 2022, the Company has granted a total of 47,665,000 restricted stock units (RSU).  The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of June 30, 2023, there was $25,313,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the three months ended June 30, 2023 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2022	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at June 30, 2023	47,665,000	$0.54

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

The Company has made total payments of $300,000 towards the civil penalty through June 30, 2023.  As of June 30, 2023 and December 31, 2022, the remaining balance was $150,000 and $300,000, respectively. The Company and the SEC have agreed upon an amended schedule of payments for the remaining balance owed under the settlement (see Note 10).

Note 8. Litigation

Effective as of March 31, 2023, a 2018 lawsuit filed by Philip Forman, against the Company and its former CEO relating to the validity of a June 25, 2015 Amendment to his November 10, 2014 Employment Agreement with the Company and claims for compensation on termination of his employment was settled. In the settlement, as full and complete consideration, the Company issued to Mr. Forman 1,850,000 shares of common stock of the Company with a fair value of $462,500.

Note 9. Leases

In May 2023, the Company entered into 36-month operating lease, which provides for approximately 1,800 square feet of office space, that commenced on June 1, 2023 and ends on May 31, 2026. The lease required a $2,850 security deposit and monthly lease payments are $2,850 the first year of the lease, $2,964 the second year and $3,082 the third year.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. On the commencement date of the lease, the Company recorded $92,425 related to the ROU asset and lease liability.

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

Six Months Ended June 30, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$2,850

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2023	$2,850
Weighted average remaining lease term – operating leases (in years)	2.92 years
Average discount rate – operating lease	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2023	At December 31, 2022
Operating leases
Remaining right-of-use assets	$89,575	$-

Short-term operating lease liabilities	$22,208	$-
Long-term operating lease liabilities	$67,367	$-
Total operating lease liabilities	$89,575	$-

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2023 (Remaining)	$17,100
2024	34,998
2025	36,394
2026	15,410
Total lease payments	103,902
Less: Imputed interest/present value discount	(14,327)
Present value of lease liabilities	$89,575

Note 10. Subsequent Events

The Company has evaluated events from June 30, 2023, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company has proposed an amended installment payment plan to the SEC related to its civil penalty (see Note 7).  The proposed payment plan calls for the Company to make three $50,000 payments with payments due on August 1, 2023, September 1, 2023 and October 1, 2023 with any remaining principal plus outstanding post-judgement interest to be paid on November 1, 2023.  The $50,000 due on August 1, 2023 was paid by the Company.

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

Company Overview

UHP develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European CE Mark surgical markets.

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

In 2018, we made the decision to focus our efforts and resources on accessing these Class III markets to maximize the value potential of our HemoStyp products. The Class III PMA process required a substantial investment of time and resources so we made the strategic determination to deemphasize our sales and marketing to non-Class III markets in order to devote our full resources to the PMA process.

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

Manufacturing and Packaging of our Products

The Company’s products will be manufactured to our specifications through a contract manufacturing arrangement with an FDA certified supplier that maintains stringent quality control protocols to assure the uniformity and quality of all of our gauze products. Information on the manufacturing process and our manufacturer’s facility has been submitted as part of our PMA submission. Our gauze products are cut to size, packaged and sterilized by service providers in the United States.

Patents and Trademarks

Our  hemostatic gauze technology is protected through patents granted by the U.S. Patent and Trademark Office, which protection currently runs through 2029. In 2020 and 2021, we filed additional U.S. and International patents that protect the use of our NORC technology in a gel or hydrocolloid formulation.

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

The Company has registered trademarks for the following product formats:

•	Boo Boo Strips
•	The Ultimate Bandage
•	Hemostrips
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending June 30, 2023 and 2022

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(475,456)	$(754,797)

Operating (loss)	$(475,456)	$(754,797)

Other income (expense)	$(47,455)	$(124,240)

Net (loss)	$(522,911)	$(879,037)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended June 30, 2023 versus Three Months ended June 30, 2022

During the three months ended June 30, 2023 and 2022, the Company had $0 of revenues. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the three months ended June 30, 2023 and 2022 were $475,456 and $754,797, respectively.

The decrease in operating expenses was primarily due to the Company having issued 625,000 shares of common stock for services with a fair value of $300,000 during the three months ended June 30, 2022 compared to $0 during the three months ended June 30, 2023.

Other income (expense) for the three months ended June 30, 2023 and 2022 was $(47,455) and $(124,240), respectively. The decrease in other expense was due to a decrease in loss on settlement of debt of $92,906 offset by an increase in total interest expense of $16,121. The increase in interest expense was primarily due to the Company having a larger outstanding balance of interest bearing promissory notes along with $8,873 of debt discount amortization expense during the three months ended June 30, 2023 compared to $0 during the three months June 30, 2022.

The decrease in the loss on debt settlement was due to the Company issuing common stock with a fair value of $176,344 for the settlement of an aggregate of $156,750 of accrued liabilities and accrued liabilities – related parties resulting in loss on settlement of debt of $19,594 during the three months ended June 30, 2023 compared to the Company issuing common stock with a fair value of $300,000 for the settlement of an aggregate of $187,500 of accrued liabilities and accrued liabilities – related parties resulting in a loss on settlement of debt of $112,500 during the three months ended June 30, 2022.

Our net loss for the three months ended June 30, 2023 was $522,911 as compared to net loss of $879,037 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $279,341 and a decrease in other expenses of $76,785, as explained above.

Results of Operations for the six months ending June 30, 2023 and 2022

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(1,529,431)	$(1,709,298)

Operating (loss)	$(1,529,431)	$(1,709,298)

Other income (expense)	$(136,186)	$(134,003)

Net (loss)	$(1,665,617)	$(1,843,301)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Six Months ended June 30, 2023 versus Six Months ended June 30, 2022

During the six months ended June 30, 2023 and 2022, the Company had $0 of revenues. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the six months ended June 30, 2023 and 2022 were $1,529,431 and $1,709,298, respectively.

The decrease in operating expenses was due primarily to the Company having $0 in stock-based compensation expenses during the six months ended June 30, 2023 compared to $310,200 of stock-based compensation during the six months ended June 30, 2022 offset by an increase in rent expense of $12,850, an increase of $12,500 in litigation settlement expenses ($462,500 and $450,000 for the six months ended June 30, 2023 and 2022, respectively) and an increase of $123,823 in research and development expenses from $323,789 in the six months ended June 30, 2023 compared to $199,966 in the six months ended June 30, 2022.

The decrease in stock-based compensation was due to the Company having $0 stock-based compensation expense during the six months ended June 30, 2023 compared to the Company having issued 645,000 shares of common stock for services valued at $310,200 during the six months ended June 30, 2022.

Other income (expense) for the six months ended June 30, 2023 and 2022 was $(136,186) and $(134,003), respectively. The increase in other expense was due to an increase in total interest expense of $35,026 offset by a decrease in loss on debt settlement of $32,843 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in interest expense was primarily due to the Company having a larger outstanding balance of interest bearing promissory notes along with $17,648 of debt discount amortization expense during the six months ended June 30, 2023 compared to $0 during the six months June 30, 2022.

The decrease in the loss on settlement of debt was due to the Company issuing common stock with a fair value of $424,782 for the settlement of an aggregate of $344,250 of accrued liabilities and accrued liabilities – related party during the six months ended June 30, 2023 compared to the Company issuing common stock with a fair value of $304,001 for the settlement of an aggregate of $190,626 of accrued liabilities and accrued liabilities – related parties during the six months ended June 30, 2022.

Our net loss for the six months ended June 30, 2023 was $1,665,617 as compared to net loss of $1,843,301 for the comparable period of the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $179,867 offset by an increase in other expenses from $134,003 during the six months ended June 30, 2022 to $136,186 for the six months ended June 30, 2023 as explained above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, the Company had a negative working capital of $1,994,204. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2022 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

During 2022, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $1,535,794 in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand at June 30, 2023 and December 31, 2022 was $133,601 and $13,377, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(1,019,370)	$(399,189)
Net cash used in investing activities	(2,850)	(40,500)
Net cash provided by financing activities	1,142,444	424,306

Net increase (decrease) in cash and cash equivalents	$120,224	$(15,383)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $1,019,370. The Company had net loss of $1,665,617 offset by amortization expense of $2,025, amortization of debt discount of $17,648, stock issued for litigation settlement of $462,500 and a loss on debt settlement of $80,532, a decrease in inventory of $1,132, a decrease in prepaid and other current assets of $15,369 and an increase in accrued liabilities - related party of $229,711.  The Company also had a decrease in accounts payable and accrued expenses of $12,670 and a decrease in accrued litigation settlement of $150,000.

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

Net Cash Used in Investing Activities

The Company paid $2,850 related to a security deposit during the six months ended June 30, 2023.

The Company paid $40,500 related to the patent application fees during the six months ended June 30, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $1,142,444. This was due to the result of the Company receiving $1,151,580 in proceeds from the sale of stock offset by making payments of $9,136 on a loan payable.

Net cash provided by financing activities for the six months ended June 30, 2022 was $424,306. This was due to the result of the Company receiving $77,292 in proceeds from the sale of stock and receiving $383,275 from related party loans offset by making payments of $36,261 on loan payable.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no off-balance sheet arrangements.

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

As of June 30, 2023, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2023 through June 30, 2023. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
January 2023	Common Stock	937,500	$187,500 of accrued liabilities	Officers and consultants
January 2023	Common Stock	1,135,000	$249,399 in cash	White Lion (1)
February 2023	Common Stock	1,000,000	$202,733 in cash	White Lion (1)
March 2023	Common Stock	400,000	$73,173 in cash	White Lion (1)
March 2023	Common Stock	400,000	$71,717 in cash	White Lion (1)
March 2023	Common Stock	1,850,000	$462,500 to settle litigation	Philip Forman
April 2023	Common Stock	979,688	$156,750 of accrued liabilities	Officers and consultants
April 2023	Common Stock	450,000	$86,524 in cash	White Lion (1)
May 2023	Common Stock	800,000	$139,797 in cash	White Lion (1)
June 2023	Common Stock	1,200,000	$277,686 in cash	White Lion (1)
June 2023	Common Stock	1,100,000	$311,820 stock subscription receivable	White Lion (1)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended.

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

UNITED HEALTH PRODUCTS, INC.

Dated: August 9, 2023	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		August 9, 2023
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	August 9, 2023
Kristofer Heaton

By:	/s/ Robert Denser	Director	August 9, 2023
Robert Denser

