Form 10-Q
period 2023-09-30
United Health Products, Inc.
filed 2023-11-13
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of November 9, 2023 was 242,983,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

    UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$74,039	$13,377
Inventory	33,598	34,730
Prepaid and other current assets	30,436	22,932
Total current assets	138,073	71,039

Deferred offering costs	78,512	243,039
Operating lease right-of-use asset	82,813	-
Security deposit	2,850	-
Patents, net	33,412	36,450

TOTAL ASSETS	$335,660	$350,528

Current Liabilities
Accounts payable and accrued expenses	$1,115,192	$1,255,232
Accrued liabilities - related parties	169,027	172,579
Accrued litigation settlement	50,000	300,000
Operating lease liability - current	27,790	-
Promissory note payable	-	9,136
Loans payable – related parties	-	4,000
Convertible notes payable, net of debt discount	204,746	196,177
Convertible notes payable – related party, net of debt discount	496,264	478,331
Total current liabilities	2,063,019	2,415,455

Operating lease liability – long-term	55,369	-
TOTAL LIABILITIES	2,118,388	2,415,455

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 242,153,222 and 230,871,034 shares issued and outstanding at September 30, 2023 and December 31, 2022	242,153	230,871
Subscription Receivable	-	(50,550)
Additional Paid-In Capital	74,202,411	71,830,695
Accumulated Deficit	(76,227,292)	(74,075,943)
Total Stockholders’ Deficit	(1,782,728)	(2,064,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$335,660	$350,528

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$-	$37,500	$-	$37,500

Cost of goods sold	-	18,644	-	18,644

Gross Profit	-	18,856	-	18,856

Operating Costs and Expenses
Selling, general and administrative expenses	328,690	343,056	1,534,332	1,852,388
Research and development	121,761	214,978	445,550	414,944
Total Operating Expenses	450,451	558,034	1,979,882	2,267,332

Loss from Operations	(450,451)	(539,178)	(1,979,882)	(2,248,476)

Other Income (Expenses)
Interest expense	(15,779)	(6,673)	(32,435)	(6,958)
Interest expense – related party	(19,502)	(22,563)	(58,500)	(42,906)
Loss on settlement of debt	-	(14,000)	(80,532)	(127,375)
Other income	-	1,402,981	-	1,402,981

Total Other Income (Expenses)	(35,281)	1,359,745	(171,467)	1,225,742

Net Income (Loss)	$(485,732)	$820,567	$(2,151,349)	$(1,022,734)

Net Income (Loss) per common share:
Basic	$(0.00)	$0.00	$(0.01)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic	241,485,939	230,438,815	237,713,870	229,653,007
Diluted	241,485,939	279,654,911	237,713,870	229,653,007

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Nine Months Ended September 30, 2023 and September 30, 2022

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2021	228,667,229	$228,667	$71,017,881	$-	$(72,388,442)	$(1,141,894)

Issuance of common stock for services	20,000	20	10,180	-	-	10,200

Sale of common stock	184,028	184	77,108	-	-	77,292

Common stock issued to settle accounts payable and accrued liabilities	6,252	6	3,995	-	-	4,001

Net Loss	-	-		-	(964,264)	(964,264)

Balance at March 31, 2022	228,877,509	228,877	71,109,164	-	(73,352,706)	(2,014,665)

Issuance of common stock for services	200,000	200	95,800	-	-	96,000

Issuance of common stock for services – related party	425,000	425	203,575	-	-	204,000

Common stock issued to settle accounts payable and accrued liabilities	200,000	200	95,800	-	-	96,000

Common stock issued to settle accounts payable and accrued liabilities – related party	425,000	425	203,575	-	-	204,000

Cancellation of common stock	(250,000)	(250)	250	-	-	-

Net Loss	-	-	-	-	(879,037)	(879,037)

Balance at June 30, 2022	229,877,509	229,877	71,708,164	-	(74,231,743)	(2,293,702)

Issuance of common stock for services	100,000	100	32,900	-	-	33,000

Issuance of common stock for services – related party	425,000	425	139,825	-	-	140,250

Common stock issued to settle accounts payable and accrued liabilities	466,667	467	153,533	-	-	154,000

Common stock repurchased and cancelled	(2,228,115)	(2,228)	(856,553)	-	-	(858,781)

Sale of common stock	75,000	75	9,781	-	-	9,856

Common stock issued for commitment fee	757,576	757	249,243	-	-	250,000

Net income	-	-	-	-	820,567	820,567

Balance at September 30, 2022	229,473,637	$229,473	$71,436,893	$-	$(73,411,176)	$(1,744,810)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock	2,535,000	2,535	522,770	50,550	-	575,855

Common stock issued to settle accrued liabilities – related party	637,500	638	168,300	-	-	168,938

Common stock issued to settle accrued liabilities	300,000	300	79,200	-	-	79,500

Common stock issued for a stock subscription receivable	400,000	400	71,317	(71,717)	-	-

Amortization of deferred offering costs	-	-	(55,371)	-	-	(55,371)

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Net Loss	-	-	-	-	(1,142,706)	(1,142,706)

Balance at March 31, 2023	236,593,534	236,594	73,077,561	(71,717)	(75,218,649)	(1,976,211)

Sale of common stock	2,450,000	2,450	501,558	71,717	-	575,725

Common stock issued to settle accrued liabilities – related party	567,188	566	101,527	-	-	102,093

Common stock issued to settle accrued liabilities	412,500	413	73,838	-	-	74,251

Common stock issued for a stock subscription receivable	1,100,000	1,100	310,720	(311,820)	-	-

Amortization of deferred offering costs	-	-	(55,387)	-	-	(55,387)

Net Loss	-	-	-	-	(522,911)	(522,911)

Balance at June 30, 2023	241,123,222	241,123	74,009,817	(311,820)	(75,741,560)	(1,802,440)

Sale of common stock	1,030,000	1,030	246,363	311,820	-	559,213

Amortization of deferred offering costs	-	-	(53,769)	-	-	(53,769)

Net loss	-	-	-	-	(485,732)	(485,732)

Balance at September 30, 2023	242,153,222	$242,153	$74,202,411	$-	$(76,227,292)	$(1,782,728)

See notes to unaudited condensed financial statements.

 UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net (Loss)	$(2,151,349)	$(1,022,734)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	-	483,450
Amortization of debt discount	26,502	8,304
Amortization expense	3,038	3,037
Amortization of right-of-use asset	346	-
Stock received as other income	-	(808,781)
Stock issued for litigation settlement	462,500	-
Loss on settlement of debt	80,532	127,375
Changes in assets and liabilities:
Inventory	1,132	(37,750)
Prepaid and other current assets	(7,504)	(25,000)
Accounts payable and accrued expenses	(14,040)	441,240
Accrued liabilities – related party	224,698	149,575
Accrued litigation settlement	(250,000)	280,000
Net Cash Used In Operating Activities	(1,624,145)	(401,284)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(40,500)
Security deposit	(2,850)	-
Net Cash Used in Investing Activities	(2,850)	(40,500)

Cash Flows from Financing Activities:
Proceeds from loan payable - related party	-	383,275
Repayments on loan payable - related party	(4,000)	(226,275)
Repayments on loan payable	(19,136)	(63,465)
Repurchase of common stock	-	(50,000)
Payment of offering costs	(12,000)	-
Proceeds from sale of common stock	1,722,793	87,148
Proceeds from convertible notes payable – related party	-	93,000
Proceeds from convertible notes payable	-	293,000
Cash flow provided by financing activities	1,687,657	516,683
Increase in Cash and Cash Equivalents	60,662	74,899
Cash and Cash Equivalents – Beginning of period	13,377	21,799

CASH AND CASH EQUIVALENTS – END OF PERIOD	$74,039	$96,698

Supplemental cash flow information:
Cash paid for interest	$15	$12,861
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Cancellation of common stock	$-	$250
Amortization of deferred offering costs	$164,527	$-
Initial recognition of operating lease right-of-use asset and operating lease liability	$92,425	$-
Common stock issued to settle accrued liabilities – related party	$218,250	$204,000
Accounts payable and accrued expenses paid with promissory note payable	$10,000	$-
Common stock issued to settle accounts payable and accrued liabilities	$126,000	$254,001
Accrued litigation settlement paid with loan payable	$-	$100,000
Common stock issued for commitment fee	$-	$250,000
Loans payable – related party converted to convertible notes payable – related party	$-	$372,000
Debt discount related to original issue discount	$-	$42,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2023 AND 2022

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at September 30, 2023 and December 31, 2022. The Company recorded $0 in bad debt expense for the three and nine month periods ended September 30, 2023 and 2022.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	September 30, 2023	December 31, 2022
Finished goods	$33,598	$34,730
Total inventory	$33,598	$34,730

During the nine months ended September 30, 2023 and 2022, the Company determined that $0 needed to be impaired and written-off.  During the nine months ended September 30, 2023, the Company used $1,132 of inventory as samples for its FDA testing and recorded it to research and development on the Statement of Operations.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and nine months ended September 30, 2023 and for the nine months ended September 30, 2022 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of September 30, 2023 included 47,665,000 of restricted stock units, 3,636,957 shares for convertible notes payable – related parties and 1,439,783 shares for convertible notes payable. The total potential common shares as of September 30, 2022 included 46,915,000 of restricted stock units, 1,501,233 shares for convertible notes payable – related parties and 799,863 shares for convertible notes payable.

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

Accumulated amortization as of September 30, 2023 and December 31, 2022 was $7,088 and $4,050, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $3,038 and $3,037, respectively.

Future Amortization Expense

Year	Amount
2023 (remaining)	$1,012
2024	4,050
2025	4,050
2026	4,050
2027	4,050
Thereafter	16,200
$33,412

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2023 and 2022, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

                Advertising and marketing expenses are expensed as incurred. The Company incurred $84,320 and $86,884 in advertising and marketing costs during the nine months ended September 30, 2023 and 2022, respectively.

Research and Development

                The Company charges research and development costs to expense when incurred. The Company incurred $445,550 and $414,944 in research and development expenses during the nine months ended September 30, 2023 and 2022, respectively.

Leases

The Company follows the provisions of ASC 842, and records right-of-use (“ROU”) assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable.  The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note has an interest rate of 10%, an original issue discount (“OID”) of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share.  The Company recorded $28,000 of a debt discount related to the OID. As of September 30, 2023 and December 31, 2022, the remaining unamortized debt discount was $2,790 and $16,998, respectively.  Accrued interest associated with the note was $66,439 and $33,897 as of September 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note.  The note has an interest rate of 10%, an OID of 7% and has a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of September 30, 2023 and December 31, 2022, the remaining unamortized debt discount was $946 and $4,671, respectively. Accrued interest associated with the note was $11,837 and $4,034 as of September 30, 2023 and December 31, 2022, respectively.

Interest expense – related party on the above convertible notes payable was $19,491 (including $6,043 of debt discount amortization related to the OID) and $8,822 (including $7,288 of debt discount amortization related to the OID) during the three months ended September 30, 2023 and 2022, respectively. Interest expense was $58,278 (including $17,933 of debt discount amortization related to the OID) and $8,822 (including $7,288 of debt discount amortization related to the OID) during the nine months ended September 30, 2023 and 2022, respectively. Accrued interest – related party due to these convertible notes was $78,276 and $37,931, as of September 30, 2023 and December 31, 2022, respectively.

Loans payable – related parties

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. During the nine months ended September 30, 2023, the Company repaid $4,000 of principal and $446 of accrued interest leaving a balance of $0 as of September 30, 2023.

Interest expense – related party on the above loan was $11 and $100 during the three months ended September 30, 2023 and 2022, respectively. Interest expense was $222 and $100 during the nine months ended September 30, 2023 and 2022, respectively. Accrued interest – related party as of September 30, 2023 and December 31, 2022 was $0 and $224, respectively.

Accrued liabilities – related parties

As of September 30, 2023 and December 31, 2022, $90,751 and $127,500 of accrued compensation was due to the Company’s officers and management, respectively.

Equity transactions

During the nine months ended September 30, 2023, the Company issued 1,204,688 shares of common stock with a fair value of $271,031 to its officers and management for $218,250 of accrued compensation (see Note 6).

Note 4. Promissory Note Payable

During the year ended December 31, 2022, the Company entered into a $100,000 promissory note which accrued interest at 1% and required monthly payments of $9,136 until the balance was paid in full. As of December 31, 2022, there was a principal balance of $9,136 and accrued interest of $0.

During the nine months ended September 30, 2023, the Company paid the remaining principal balance of $9,136.  As of September 30, 2023, the principal balance and accrued interest was $0.

During the nine months ended September 30, 2023, $10,000 of accounts payable and accrued liabilities were paid on behalf of the Company.   The Company entered into a note payable for the $10,000 payment.  The note payable had an interest rate of 5% and a maturity date of December 31, 2023.  During the nine months ended September 30, 2023, the Company repaid $10,000 of principal and $256 of accrued interest leaving a balance of $0 as of September 30, 2023.

Interest expense on the above loans was $6 and $0 during the three months ended September 30, 2023 and 2022, respectively. Interest expense was $256 and $0 during the nine months ended September 30, 2023 and 2022, respectively. Accrued interest as of September 30, 2023 and December 31, 2022 was $0, respectively.

Note 5. Convertible Notes

During the year ended December 31, 2022, the Company issued a $93,000 convertible note and a $99,975 convertible note and received total proceeds of $192,975.  The notes have an interest rate of 10%, an OID of 7% and have a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of September 30, 2023 and December 31, 2022, the remaining unamortized debt discount was $2,754 and $11,323, respectively.

Interest expense on the above convertible notes payable was $8,135 (including $2,811 of debt discount amortization related to the OID) and $6,468 (including $1,016 of debt discount amortization related to the OID) during the three months ended September 30, 2023 and 2022, respectively.  Interest expense was $24,541 (including $8,569 of debt discount amortization related to the OID) and $6,468 (including $1,016 of debt discount amortization related to the OID) during the nine months ended September 30, 2023 and 2022, respectively. Accrued interest as of September 30, 2023 and December 31, 2022 was $21,426 and $5,454, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 6. Issuances of Securities

Share issuances 2022

During the nine months ended September 30, 2022, the Company had the following common stock transactions:

•	259,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $87,148.
•	672,919 shares of commons stock with a fair value of $254,001 were issued to various consultants to settle $203,126 of accrued liabilities resulting in a loss on settlement of debt of $50,875.
•	300,000 shares of common stock with a fair value of $129,000 were issued to consultants for services.
•	425,000 shares of common stock were issued to settle $127,500 of accrued liabilities – related party resulting in a loss of settlement of debt of $76,500.
•	850,000 shares of common stock with a fair value of $344,250 were issued to officers and a former officer of the Company for services.
•	250,000 shares of common stock were cancelled reducing common stock by $250 and increasing additional paid-in capital by the same.
•	757,756 shares of common stock with a fair value of $250,000 were issued as a commitment shares.
•	20,000 shares of common stock with a fair value of $10,200 were issued for legal services.

Share repurchases 2022

During the nine months ended September 30, 2022, the Company paid $50,000 to repurchase 142,857 shares of common stock and received 2,085,258 shares of common stock from its former Chief Executive Officer in connection with his remaining $808,781 disgorgement settlement obligation with the SEC. The aggregate amount of 2,228,115 shares of common stock were cancelled.

Share issuances 2023

                During the nine months ended September 30, 2023, the Company had the following common stock transactions:

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
•

7,515,000 shares of common stock were sold for $1,710,793, net of legal and administrative fees of $12,000 and which included a payment of $50,550 for a subscription receivable, under the Company’s common stock purchase agreement with White Lion.

•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 8).

Restricted stock units

As of September 30, 2023 and December, 31, 2022, the Company has 47,665,000 restricted stock units (RSU) outstanding. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of September 30, 2023, there was $25,313,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the three months ended September 30, 2023 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2022	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at September 30, 2023	47,665,000	$0.54

 Note 7. Accrued Litigation Settlement

On June 15, 2022, the Security and Exchange Commission’s (SEC) investigation of the Company, initially reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, was settled through the filing of a consent judgment without the Company admitting or denying the SEC’s allegations. As part of the settlement, the Company was required to pay a civil penalty of $450,000, payable in four installments as follows:

•	$50,000 upon the entry of the judgment;
•	$100,000 within 90 days of the entry of the judgment;
•	$150,000 within 180 days of the entry of the judgment; and
•	$150,000 within 270 days of the entry of the judgment, plus statutory interest on payments made after 30 days of the entry of the judgment pursuant to U.S.C. Section 1961

During the nine months ended September 30, 2023, the Company amended its installment payment plan to the SEC related to its civil penalty.  The amended payment plan called for the Company to make three $50,000 payments with payments due on August 1, 2023, September 1, 2023 and October 1, 2023 with any remaining principal plus outstanding post-judgement interest to be paid on November 1, 2023.

The Company has made total payments of $400,000 towards the civil penalty through September 30, 2023 and the $50,000 due on October 1, 2023 has been paid by the Company.  As of September 30, 2023 and December 31, 2022, the remaining balance was $50,000 (inclusive of $7,638 of post-judgement interest) and $300,000, respectively. Post-judgment interest of $7,638 has been accrued and is included in accounts payable and accrued liabilities on the balance sheet as of September 30, 2023.

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

Nine Months Ended September 30, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$11,746

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2023	$11,400
Weighted average remaining lease term – operating leases (in years)	2.67 years
Average discount rate – operating lease	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2023	At December 31, 2022
Operating leases
Remaining right-of-use assets	$82,813	$-

Short-term operating lease liabilities	$27,790	$-
Long-term operating lease liabilities	$55,369	$-
Total operating lease liabilities	$83,159	$-

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2023 (Remaining)	$8,550
2024	34,998
2025	36,394
2026	14,664
Total lease payments	94,606
Less: Imputed interest/present value discount	(11,447)
Present value of lease liabilities	$83,159

Note 10. Subsequent Events

The Company has evaluated events from September 30, 2023, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company sold 830,000 shares of common stock to White Lion for net proceeds of $196,895 after $2,400 of administrative fees were deducted.

The Company paid a total of $57,638 to the SEC which included the final scheduled payment of $50,000 towards the civil penalty along with $7,638 of post-judgement interest (see Note 7).

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

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. We continue to to evaluate the potential commercial partnerships in anticipation of an FDA decision on our Class III PMA application. No assurances can be given that the Company will identify any commercialization candidate(s) or enter into a transaction.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	Boo Boo Strips
•	HemoStyp
•	The Ultimate Bandage
•	Hemostrips
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending September 30, 2023 and 2022

The following table sets forth a summary of certain key financial information for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022

Revenue	$-	$37,500

Gross profit	$-	$18,856

Operating (expenses)	$(450,451)	$(558,034)

Operating (loss)	$(450,451)	$(539,178)

Other income (expense)	$(35,281)	$1,359,745

Net income(loss)	$(485,732)	$820,567

Net loss per common share - basic and diluted	$(0.00)	$0.00

Three Months ended September 30, 2023 versus Three Months ended September 30, 2022

During the three months ended September 30, 2023 and 2022, the Company had $0 and $37,500 of revenues, respectively. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the three months ended September 30, 2023 and 2022 were $450,451 and $558,034, respectively.

The decrease in operating expenses was primarily due to research and development expenses decreasing $93,217 to $121,761 during the three months ended September 30, 2023 from $214,978 in the three months ended September 30, 2022.

Other income (expense) for the three months ended September 30, 2023 and 2022 was $(35,281) and $1,359,745, respectively. The decrease in other income was due to a decrease in loss on settlement of debt of $14,000, a decrease in other income of $1,402,981 offset by an increase in total interest expense of $6,045. The decrease in other income is due to the Company having received $392,000 as a litigation settlement payment from its former auditor and the receipt of $202,200 in cash and 2,085,258 shares of common stock as payment of $808,781 from its former Chief Executive Officer to satisfy a disgorgement obligation during the three months September 30, 2022 and having $0 in other income during the three months ended September 30, 2023.

Our net loss for the three months ended September 30, 2023 was $485,732 as compared to net income of $820,567 for the comparable period of the prior year. The increase in the net loss is due to the Company having a decrease in operating expenses of $107,583 offset by a decrease in gross profits of $18,856 and a decrease in other income of $1,395,026, as explained above.

Results of Operations for the nine months ending September 30, 2023 and 2022

The following table sets forth a summary of certain key financial information for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022

Revenue	$-	$37,500

Gross profit	$-	$18,856

Operating (expenses)	$(1,979,882)	$(2,267,332)

Operating (loss)	$(1,979,882)	$(2,248,476)

Other income (expense)	$(171,467)	$1,225,742

Net (loss)	$(2,151,349)	$(1,022,734)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Nine Months ended September 30, 2023 versus Nine Months ended September 30, 2022

During the nine months ended September 30, 2023 and 2022, the Company had $0 and $37,500 of revenues, respectively. The Company did not generate any revenues in the current period due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the nine months ended September 30, 2023 and 2022 were $1,979,882 and $2,267,332, respectively.

The decrease in operating expenses was due primarily to a decrease in legal and professional of $93,018 due to the Company having settled various litigation matters during 2022 and a decrease in consulting expense of $269,515   offset by an increase in rent expense of $21,746, an increase of $12,500 in litigation settlement expenses ($462,500 and $450,000 for the nine months ended September 30, 2023 and 2022, respectively) and an increase of $30,606 in research and development expenses from $414,944 in the nine months ended September 30, 2022 compared to $445,550 in the nine months ended September 30, 2023.

Other income (expense) for the nine months ended September 30, 2023 and 2022 was $(171,467) and $1,225,742, respectively. The decrease in other income was due to an increase in total interest expense of $41,071 offset by a decrease in other income of $1,402,981 and a decrease in loss on debt settlement of $46,843 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The increase in interest expense was primarily due to the Company having a larger outstanding balance of interest bearing promissory notes, $7,638 of post-judgement interest related to the SEC penalty and $26,502 of debt discount amortization expense during the nine months ended September 30, 2023 compared to $8,304 during the nine months September 30, 2022.

The decrease in other income was due to the Company receiving $392,000 as a settlement payment from its former auditor related to litigation and the receipt of $202,200 in cash and 2,085,258 shares of common stock as payment of $808,781 from its former Chief Executive Officer to satisfy a disgorgement obligation during the nine month period ended September 30, 2022 compared with the Company having $0 of other income during the nine months ended September 30, 2023.

The decrease in the loss on settlement of debt was due to the Company issuing common stock with a fair value of $424,782 for the settlement of an aggregate of $344,250 of accrued liabilities and accrued liabilities – related party during the nine months ended September 30, 2023 compared to the Company issuing common stock with a fair value of $458,001 for the settlement of an aggregate of $330,626 of accrued liabilities and accrued liabilities – related parties during the nine months ended September 30, 2022.

Our net loss for the nine months ended September 30, 2023 was $2,151,349 as compared to net loss of $1,022,734 for the comparable period of the prior year. The increase in the net loss was due to the Company having a decrease in operating expenses of $287,450 offset by a decrease in gross profits of $18,856 and a decrease in other income of $1,397,209 for the nine months ended September 30, 2023 as explained above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, the Company had a negative working capital of $1,924,946. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2022 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

During 2022, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $1,980,082 in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand at September 30, 2023 and December 31, 2022 was $74,039 and $13,377, respectively.

The following table summarizes selected items from our statements of cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(1,624,145)	$(401,284)
Net cash used in investing activities	(2,850)	(40,500)
Net cash provided by financing activities	1,687,657	516,683

Net increase in cash and cash equivalents	$60,662	$74,899

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $1,624,145. The Company had net loss of $2,151,349 offset by amortization expense of $3,038, amortization of right-of-use asset of $346, amortization of debt discount of $26,502, stock issued for litigation settlement of $462,500, a loss on debt settlement of $80,532, a decrease in inventory of $1,132, an increase in prepaid and other current assets of $7,504 and an increase in accrued liabilities - related party of $224,698.  The Company also had a decrease in accounts payable and accrued expenses of $14,040 and a decrease in accrued litigation settlement of $250,000.

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

Net Cash Used in Investing Activities

The Company paid $2,850 related to a security deposit during the nine months ended September 30, 2023.

The Company paid $40,500 related to the patent application fees during the nine months ended September 30, 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1,687,657. This was due to the result of the Company receiving net proceeds of $1,722,793 from the sale of stock offset by making payments of offering costs of $12,000, $19,136 on a loan payable and $4,000 on a loan payable – related party.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we have no off-balance sheet arrangements.

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

As of September 30, 2023, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2023 through September 30, 2023. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
January 2023	Common Stock	937,500	$187,500 of accrued liabilities	Officers and consultants
January 2023	Common Stock	1,135,000	$249,399 in cash	White Lion (1)
February 2023	Common Stock	1,000,000	$202,733 in cash	White Lion (1)
March 2023	Common Stock	400,000	$73,173 in cash	White Lion (1)
March 2023	Common Stock	400,000	$71,717 in cash	White Lion (1)
March 2023	Common Stock	1,850,000	$462,500 to settle litigation	Philip Forman
April 2023	Common Stock	979,688	$156,750 of accrued liabilities	Officers and consultants
April 2023	Common Stock	450,000	$86,524 in cash	White Lion (1)
May 2023	Common Stock	800,000	$139,797 in cash	White Lion (1)
June 2023	Common Stock	1,200,000	$277,686 in cash	White Lion (1)
June 2023	Common Stock	1,100,000	$311,820 in cash	White Lion (1)
August 2023	Common Stock	500,000	$123,035 in cash	White Lion (1)
September 2023	Common Stock	530,000	$124,358 in cash	White Lion (1)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Brian Thom (4)

10.2	Restricted Stock Unit Agreement - Brian Thom (4)

10.3	Services Agreement with Kristofer Heaton (5)

10.4	Restricted Stock Unit Agreement - Kristofer Heaton (5)

10.5	Amendment to Restricted Stock Unit Agreement – Brian Thom (6)

10.6	Restricted Stock Unit Agreement – Robert Denser (6)

10.7	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (7)

10.8	Amendment to Stock Purchase Agreement dated January 25, 2023 (8)

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (9)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Form 8-K dated December 2, 2020

(5)	Incorporated by reference to the Form 8-K dated January 11, 2021

(6)	Incorporated by reference to the Form 8-K dated June 23, 2022

(7)	Incorporated by reference to the Form 8-K dated September 1, 2022

(8)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022

(9)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: November 13, 2023	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		November 13, 2023
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	November 13, 2023
Kristofer Heaton

By:	/s/ Robert Denser	Director	November 13, 2023
Robert Denser

