Form 10-K
period 2023-12-31
United Health Products, Inc.
filed 2024-04-01
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

COMMISSION FILE NUMBER: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	84-1517723
(State of jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

520 Fellowship Road, Suite #D-406 Mt. Laurel, NJ	08054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (475) 755-1005

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of June 30, 2023, the number of shares held by non-affiliates was approximately 236,704,822 shares. The approximate market value based on the last sale (i.e. $0.34 per share as of June 30, 2023, the last business day of the second quarter) of the Company’s Common Stock was approximately $80,479,639.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of April 1, 2024 was 246,833,222.

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“UHP” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III and European CE Mark surgical markets.

Developments

During 2022 and 2023, the Company worked to address certain deficiencies in its Premarket Approval (PMA) application that were identified by the FDA in 2021. These were largely related to the need for standardized procedures for our manufacturing process, and quality assurance procedures for finished, customer ready products. As of the date of this report we have implemented procedures and Good Manufacturing Practices that are responsive to the deficiencies identified by the FDA.

On March 21, 2024, we submitted to the FDA a revised Premarket Approval application to market our absorbable hemostatic gauze for human surgical applications in the United States. The FDA is currently reviewing our application and there can be no assurance that our PMA application will be approved.

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

The Company has been contacted by several medical technology companies that are active in the surgical equipment and hemostatic products sectors, and who have expressed an interest in the Company’s products and business strategy. We continue to evaluate the potential commercial partnerships in anticipation of an FDA decision on our Class III PMA application. No assurances can be given that the Company will identify any commercialization candidate(s) or enter into a transaction.

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

Patents and Trademarks

Our hemostatic gauze technology is protected through patents granted by the U.S. Patent and Trademark Office, which protection currently runs through 2029. In 2020 and 2021, we filed additional U.S. and International patents seeking to protect the use of our hemostatic technology in a gel or hydrocolloid formulation.

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

Research and Development Expenditures

In the years ending December 31, 2023 and 2022 we incurred research and development expenditures of $598,810 and $624,564, respectively.

Personnel

As of April 1, 2024, we have six full-time personnel working under consulting agreements.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and we may continue to lose money in the future.

For the years ended December 31, 2023 and 2022, the Company had a net loss of $2,623,267 and $1,687,501, respectively. We may continue to lose money in the future, and we will rely on financing to fund our business strategy for the foreseeable future as discussed in the Risk Factor “We will need additional financing to execute our business plan and fund operations, which may not be available”.

We can provide no assurances that our Class III application for internal surgical procedures in the U.S. market will be approved by the FDA.

In response to the FDA’s comments and questions to our 2021 and 2022 PMA submissions, we have developed and incorporated several product design, manufacturing and quality assurance procedures into our production process. Upon completion of certain finished product testing that is being conducted by outside laboratories we will submit a revised application to the FDA. There can be no assurance that our revised application, once resubmitted, will lead to a successful FDA decision regarding a PMA.

No assurances can be given that our plans to penetrate certain market segments will be successful.

We continue to believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved Oxidized Regenerated Cellulose (ORC) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. As of the filing date of this Form 10-K, the FDA review process is ongoing and we are preparing to submit an application for CE Mark approval in order to access the European and other markets. In the event we receive Class III and CE Mark approvals, which cannot be assured, we are evaluating the best paths to grow our revenue and profits in all potential markets, which could include one or more commercial partnerships and licensing agreements with established market participants or an acquisition/merger agreement with any such participants, each as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth. We will carefully evaluate the returns on investment to create shareholder value of each of these strategies. No assurances can be given that our plans to penetrate all market segments or be acquired/merged with an established market participant will be successful on terms satisfactory to us, if at all.

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

We currently have a working capital deficit, minimal cash and limited sales of our products. As a result of the Company’s financial position, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success will depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be on terms that are acceptable to us.

We will pursue required additional capital through various means, including commercial collaborations and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities. The issuances of incentive awards under existing and future employee incentive plans, may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital raising and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Our neutralized, oxidized, regenerated cellulose (“NORC”) products are manufactured in Asia and the United States to our specifications. Unforeseen events at any manufacturing or packaging location may result in a disruption of production that could negatively impact our ability to supply our customers and generate revenues. We own certain specialized production equipment which is installed at our contract-manufacturer’s location which is not readily available should we need to replace it. While we intend to maintain significant supplies of finished product inventory, any prolonged disruption our manufacturer’s facility could have a material adverse impact on our operations and business.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and strategic consultants to correctly interpret and respond to market data, economic and other conditions to locate and adopt appropriate business opportunities. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. We intend to ensure that management and any key personnel are appropriately compensated; however, their continued service to the Company cannot be guaranteed. If we are unable to attract and retain additional key management personnel and enter into satisfactory employment and other agreements, our business may be adversely affected.

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

Our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2023. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2023 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

The healthcare industry is generally subject to extensive regulatory requirements. Adhering to these requirements generally carries significant costs to industry participants, including our Company. Given our limited financial resources, these significant costs may adversely affect our business and financial results. If we are unable to pass on these costs through our product pricing they would negatively impact our profit margin.

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

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders significantly increase our operating costs.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	changes in the healthcare industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall short of expectations;
•	loss of certain material strategic relationships;
•	regulatory developments;
•	economic and other external factors, including among others, effects on the markets; and
•	period-to-period fluctuations in our financial results.

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

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934-. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Inasmuch as our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Since 2018 the Company has been primarily focused on pursuing FDA Pre-Market Approval (PMA) for its HemoStyp products to enable it to access the Class III surgical markets and has de-emphasized its commercial operations. We have fewer than 10 employees and consultants and currently use third-party vendors and service providers for certain product development and regulatory approval activities. Most of the information generated and collected by the Company is stored and maintained by these third-party vendors and service providers. Each of these providers has demonstrated its own cybersecurity protocols which our management believes to be adequate for protecting the Company’s digital files in their possession. Our CEO (who is also one of the Company’s directors) and VP of Finance are responsible for assessing and managing cybersecurity risks. Neither of them have cybersecurity expertise. Due to the current small size and limited commercial operations of the Company, we have no formal cybersecurity policies and processes in place, however, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while we are strategically focused on pursuing FDA PMA approval and have minimal commercial operations. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company's third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting the Company’s systems and information.

ITEM 2. PROPERTIES

The Company is utilizing on a temporary basis, rent free, a central mailing address as its principal executive office, located at 526 Commerce Circle, Ste. #120, Mesquite, NV 89027.

In May 2023, the Company entered into 36-month lease for approximately 1,800 square feet of office space, in Mt. Laurel, New Jersey.

The Company is a virtual company with personnel in Nevada and five other states working remotely.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The common shares of the Company trade on the OTC Pink under the symbol UEEC. There is no established trading market for our common shares and there has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented, rounded to the nearest penny.

	High	Low
For Year Ended 2023
First Quarter	$0.30	$0.19
Second Quarter	$0.34	$0.17
Third Quarter	$0.34	$0.23
Fourth Quarter	$0.29	$0.20

For Year Ended 2022
First Quarter	$0.70	$0.42
Second Quarter	$0.79	$0.35
Third Quarter	$0.50	$0.29
Fourth Quarter	$0.33	$0.21

Holders

As of April 1, 2024, there were approximately 401 holders of record of the Company’s issued and outstanding shares of common stock.

Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

Stock Issuances and Repurchases

The following table summarizes all sales and issuances by the Company of unregistered securities during the year ended December 31, 2023. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital and general corporate purposes.

Date of Sale	Title of Security	Number Sold	Consideration	Purchaser/Recipient
January 2023	Common Stock	937,500	$187,500 of accrued liabilities	Officers and consultants
January 2023	Common Stock	1,135,000	$249,399 in cash	White Lion (1)
February 2023	Common Stock	1,000,000	$202,733 in cash	White Lion (1)
March 2023	Common Stock	800,000	$144,890 in cash	White Lion (1)
March 2023	Common Stock	1,850,000	$462,500 to settle litigation	Philip Forman
April 2023	Common Stock	979,688	$156,750 of accrued liabilities	Officers and consultants
April 2023	Common Stock	450,000	$86,524 in cash	White Lion (1)
May 2023	Common Stock	800,000	$139,797 in cash	White Lion (1)
June 2023	Common Stock	2,300,000	$589,506 in cash	White Lion (1)
August 2023	Common Stock	500,000	$123,035 in cash	White Lion (1)
September 2023	Common Stock	530,000	$124,358 in cash	White Lion (1)
October 2023	Common Stock	480,000	$112,334 in cash	White Lion (1)
November 2023	Common Stock	650,000	$156,501 in cash	White Lion (1)
December 2023	Common Stock	1,500,000	$329,046 in cash	White Lion (1)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended January 25, 2023.

Description of Our Capital Stock

The following description of our capital stock is a summary only and is qualified by reference to our Certificate of Incorporation and Bylaws, which are included as Exhibits 3.1, 3.2, 3.3 and 3.4 to this report.

General

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share. As of April 1, 2024, there were 246,833,222 shares of common stock issued and outstanding.

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

Results of Operations years ending December 31, 2023 and 2022

The following table sets forth a summary of certain key financial information for the years ended December 31, 2023 and 2022:

	2023	2022

Revenue	$-	$37,500

Gross profit	$-	$18,856

Operating (expenses)	$(2,426,539)	$(2,820,895)

Operating (loss)	$(2,426,539)	$(2,802,039)

Other income (expense)	$(196,728)	$1,114,538

Net (loss)	$(2,623,267)	$(1,687,501)

Basic and diluted	$(0.01)	$(0.01)

Year ended December 31, 2023 versus year ended December 31, 2022

During the year ended December 31, 2023 and 2022, the Company had $0 and $37,500 of revenues, respectively. The Company did not generate any revenues in the current year due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the year ended December 31, 2023 and 2022 were $2,426,539 and $2,820,895, respectively.

The decrease in operating expenses was due primarily to a decrease in legal and professional costs of $138,004 due to the Company having settled various litigation matters during 2022 and a decrease in consulting expense of $285,040 offset by an increase in rent expense of $23,257, an increase of $12,500 in litigation settlement expenses ($462,500 and $450,000 for the year ending December 31, 2023 and 2022, respectively) and an increase in office supplies and software expense of $23,905 along with a decrease of $25,754 in research and development expenses from $624,564 during the year ended December 31, 2022 compared to $598,810 in the year ended December 31, 2023.

Other income (expense)

Other income (expense) for the year ended December 31, 2023 and 2022 was $(196,728) and $1,114,538, respectively. The decrease in other income was due to an increase in total interest expense of $37,351 offset by a decrease in other income of $1,402,981 and a decrease in loss on debt settlement of $129,066 during the year ended December 31, 2023 compared to the year ended December 31, 2022.

The increase in interest expense was primarily due to the Company having a larger outstanding balance of interest-bearing promissory notes, $7,638 of post-judgement interest related to the SEC penalty stemming from the settlement of the SEC’s investigation of the Company discussed in Note 7 to the financial statements and $32,992 of debt discount amortization expense during the year ended December 31, 2023 compared to $16,533 during the year ended December 31, 2022.

The decrease in other income was due to the Company receiving $392,000 as a settlement payment from its former auditor related to litigation and the receipt of $202,200 in cash and 2,085,258 shares of common stock as payment of $808,781 from its former Chief Executive Officer to satisfy a disgorgement obligation during the year ended December 31, 2022 compared with the Company having $0 of other income during the year ended December 31, 2023.

The decrease in the loss on settlement of debt was due to the Company issuing common stock with a fair value of $424,782 for the settlement of an aggregate of $344,250 of accrued liabilities and accrued liabilities – related party during the year ended December 31, 2023 compared to the Company issuing common stock with a fair value of $458,001 for the settlement of an aggregate of $330,626 of accrued liabilities and accrued liabilities – related parties and recording $82,223 in loss on settlement of debt related to lowering the conversion price of a convertible note as an inducement for conversion during the year ended December 31, 2022

Our net loss for the year ended December 31, 2023 was $2,623,267 as compared to a net loss of $1,687,501 for the prior year. The increase in the net loss was due to the Company having a decrease in operating expenses of $394,356 offset by a decrease in other income (expense) from $1,114,538 during the year ended December 31, 2022 to $(196,728) for the year ended December 31, 2023, as explained above.

Liquidity and Capital Resources

As of December 31, 2023, the Company had a negative working capital of $1,798,558. The Company has not yet attained a level of operations, and for the foreseeable future will not achieve commercial operations, which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2023 and 2022 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company generated minimal revenues during the year ended December 31, 2022 and no revenue during the year ended December 31, 2023 due to focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

As discussed in Note 6 of the financial statements, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $2.7 million in proceeds from White Lion which the Company has used to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand as of December 31, 2023 and 2022 was $95,420 and $13,377, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2023 and 2022:

	2023	2022
Net cash used in operating activities	$(2,200,645)	$(619,720)
Net cash used in investing activities	(2,850)	(40,500)
Net cash provided by financing activities	2,285,538	651,798

Net increase (decrease) in cash and cash equivalents	$82,043	$(8,422)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $2,200,645. The Company had net loss of $2,623,267 offset by amortization expense of $4,050, amortization of right-of-use asset of $807, amortization of debt discount of $32,992, stock issued for litigation settlement of $462,500, a loss on debt settlement of $80,532, a decrease in inventory of $1,132, a decrease in prepaid and other current assets of $128 and an increase in accrued liabilities - related party of $272,146.  The Company also had a decrease in accounts payable and accrued expenses of $131,665 and a decrease in accrued litigation settlement of $300,000.

Net cash used in operating activities for the year ended December 31, 2022 was $619,720. The Company had a net loss of $1,687,501 and $808,781 of non-cash income due to stock received and recorded as other income offset by stock for services and compensation of $483,450, amortization expense of $4,050, amortization of debt discount of $16,533 and a loss on debt settlement of $209,598.  The Company had an increase in accounts payable and accrued expenses of $638,721, an increase in accrued liabilities - related party of $296,872, an increase in accrued litigation settlement of $280,000, an increase in prepaid expenses of $17,932 and an increase in inventory of $34,730.

 Net Cash Used by Investing Activities

The Company paid $2,850 related to a security deposit during the year ended December 31, 2023.

The Company paid $40,500 related to the patent application fees during the year ended December 31, 2022.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $2,285,538. This was due to the result of the Company receiving net proceeds of $2,326,674 from the sale of stock offset by making payments of offering costs of $17,400, repayments of $19,136 on a loan payable, and repayments of $4,000 on a loan payable – related party.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2023 and 2022, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Untied Health Products, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as United Health Products, Inc.'s auditor since 2019.

Midvale, Utah

April 1, 2024

    UNITED HEALTH PRODUCTS, INC.

Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and Cash Equivalents	$95,420	$13,377
Inventory	33,598	34,730
Prepaid and other current assets	22,804	22,932
Total current assets	151,822	71,039

Deferred offering costs	21,051	243,039
Operating lease right-of-use asset	76,520	-
Security deposit	2,850	-
Patents, net	32,400	36,450

TOTAL ASSETS	$284,643	$350,528

Current Liabilities
Accounts payable and accrued expenses	$987,567	$1,255,232
Accrued liabilities - related parties	226,475	172,579
Accrued litigation settlement	-	300,000
Operating lease liability - current	28,838	-
Promissory note payable	-	9,136
Loans payable – related parties	-	4,000
Convertible notes payable, net of debt discount	207,500	196,177
Convertible notes payable – related party, net of debt discount	500,000	478,331
Total current liabilities	1,950,380	2,415,455

Operating lease liability – long-term	48,489	-
TOTAL LIABILITIES	1,998,869	2,415,455

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 244,783,222 and 230,871,034 shares issued and outstanding at December 31, 2023 and December 31, 2022	244,783	230,871
Subscription Receivable	-	(50,550)
Additional Paid-In Capital	74,740,201	71,830,695
Accumulated Deficit	(76,699,210)	(74,075,943)
Total Stockholders' Deficit	(1,714,226)	(2,064,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,643	$350,528

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	2023	2022

Revenues	$-	$37,500
Cost of sales	-	18,644
Gross profit	-	18,856

Operating Costs and Expenses
Selling, general and administrative expenses	1,827,729	2,196,331
Research and development expenses	598,810	624,564
Total Operating Expenses	2,426,539	2,820,895

Loss from Operations	(2,426,539)	(2,802,039)

Other income (expenses)
Interest expense	(40,512)	(17,022)
Interest expense – related party	(75,684)	(61,823)
Loss on settlement of debt	(80,532)	(209,598)
Other income	-	1,402,981
Total Other Income (Expense)	(196,728)	1,114,538

Income tax expense	-	-

Net Loss	$(2,623,267)	$(1,687,501)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	239,080,282	229,718,142

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2023 and 2022

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2021	228,667,229	$228,667	$71,017,881	$-	$(72,388,442)	$(1,141,894)

Issuance of common stock for services and compensation	1,170,000	1,170	482,280	-	-	483,450

Sale of common stock, net of $26,200 of offering costs	579,028	579	149,108	-	-	149,687

Common stock repurchased and cancelled	(2,478,115)	(2,478)	(856,303)	-	-	(858,781)

Common stock issued for commitment fee	757,576	758	249,242	-	-	250,000

Common stock issued to settle accrued liabilities – related party	425,000	425	203,575	-	-	204,000

Common stock issued to settle accrued liabilities	672,919	673	253,328	-	-	254,001

Common stock issued for conversion of convertible notes payable and accrued interest	827,397	827	288,245	-	-	289,072

Common stock issued for a stock subscription receivable	250,000	250	50,300	(50,550)	-	-

Amortization of deferred offering costs	-	-	(6,961)	-	-	(6,961)

Net Loss	-	-	-	-	(1,687,501)	(1,687,501)

Balance at December 31, 2022	230,871,034	230,871	71,830,695	(50,550)	(74,075,943)	(2,064,927)

Sale of common stock, net of $18,000 of offering costs	10,145,000	10,145	2,247,979	50,550	-	2,308,674

Common stock issued to settle accrued liabilities – related party	1,204,688	1,204	269,827	-	-	271,031

Common stock issued to settle accrued liabilities	712,500	713	153,038	-	-	153,751

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Amortization of deferred offering costs	-	-	(221,988)	-	-	(221,988)

Net Loss	-	-	-	-	(2,623,267)	(2,623,267)

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$-	$(76,699,210)	$(1,714,226)

See notes to financial statements.

  UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	2023	2022

Cash Flows from Operating Activities:
Net Loss	$(2,623,267)	$(1,687,501)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock for services and compensation	-	483,450
Loss on settlement of debt	80,532	209,598
Amortization of right-of-use asset	807	-
Stock issued for litigation settlement	462,500	-
Amortization of debt discount	32,992	16,533
Amortization expense	4,050	4,050
Stock received as other income	-	(808,781)
Changes in assets and liabilities:
Inventory	1,132	(34,730)
Prepaid and other current assets	128	(17,932)
Accounts payable and accrued expenses	(131,665)	638,721
Accrued litigation settlement	(300,000)	280,000
Accrued liabilities – related party	272,146	296,872
Net Cash Used In Operating Activities	(2,200,645)	(619,720)

Cash Flows from Investing Activities:
Purchase of patents	-	(40,500)
Security deposit	(2,850)	-
Net Cash Used In Investing Activities	(2,850)	(40,500)

Cash Flows from Financing Activities:
Repayment on loan payable - related parties	(4,000)	(226,275)
Proceeds from loan payable - related parties	-	383,275
Repayments on loan payable	(19,136)	(90,864)
Repurchase of common stock	-	(50,000)
Proceeds from convertible notes payable – related party	-	93,000
Proceeds from convertible notes payable	-	392,975
Payment of offering costs	(17,400)	(26,200)
Proceeds from sale of common stock	2,326,074	175,887
Net Cash Provided By Financing Activities	2,285,538	651,798

Increase (decrease) in Cash and Cash Equivalents	82,043	(8,422)
Cash and Cash Equivalents - Beginning of period	13,377	21,799

CASH AND CASH EQUIVALENTS - END OF PERIOD	$95,420	$13,377

Supplemental cash flow information:
Cash paid for interest	$703	$12,871
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Cancellation of common stock	$-	$250
Common stock issued for commitment fee	$-	$250,000
Common stock issued to settle accrued liabilities – related party	$218,250	$127,500
Common stock issued to settle accounts payable and accrued liabilities	$126,000	$203,126
Accounts payable and accrued expenses paid with promissory note payable	$10,000	$-
Accrued litigation settlement paid with loan payable	$-	$100,000
Initial recognition of operating lease right-of-use asset and operating lease liability	$92,425	$-
Loans payable – related party converted to convertible notes payable – related party	$-	$372,000
Common stock issued for conversion of convertible notes payable and accrued interest	$-	$206,849
Common stock issued for subscription receivable	$-	$50,550
Debt discount related to original issue discount	$-	$49,525
Amortization of deferred offering costs	$221,988	$6,961

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1. Description of the Business

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is a neutralized, oxidized, regenerated cellulose derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. The Company in the process of seeking regulatory approval to sell our HemoStyp product line into the U.S. Class III, European Union CE Mark and Canadian human surgical markets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2023 and 2022, the Company has approximately $23.8 and $21.8 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2023 and 2022. The Company recorded $0 in bad debt expense for the years ended December 31, 2023 and 2022.

For the year ended December 31, 2022, one customer accounted for 100% of the Company’s net revenue.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2023	December 31, 2022
Raw materials	$-	$-
Finished goods	33,598	34,730
	$33,598	$34,730

During the year ended December 31, 2023, the Company used $1,132 of inventory for its PMA submission and recorded it to research and development.

During the years ended December 31, 2023 and 2022, the Company determined that $0 needed to be impaired and written-off.

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

Accumulated amortization as of December 31, 2023 and December 31, 2022 was $8,100 and $4,050, respectively. Amortization expense for the years ended December 31, 2022 and 2021 was $4,050 and $4,050, respectively.

Future Amortization Expense

Year	Amount
2024	$4,050
2025	4,050
2026	4,050
2027	4,050
2028	4,050
Thereafter	12,150
$32,400

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

When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the years ended December 31, 2023 and 2022 the Company determined no impairment was required.

 Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $111,104 and $112,036 in advertising and marketing costs during the years ended December 31, 2023 and 2022, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $598,810 and $624,564 in research and development expenses during the years ended December 31, 2023 and 2022, respectively.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2023 and 2022 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2023 include 47,665,000 of restricted stock units, 3,747,463 shares for convertible notes payable – related parties and 1,483,530 shares for convertible notes payable. The total potential common shares as of December 31, 2022 include 47,665,000 of restricted stock units, 2,338,832 shares for convertible notes payable – related parties and 925,887 shares for convertible notes payable.

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

New and Recently Adopted Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of December 31, 2023 and 2022, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $478,331 respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $0 and $16,998, respectively. Accrued interest associated with the note was $77,287 and $33,897 as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $0 and $4,671, respectively. Accrued interest associated with the note was $14,438 and $4,034 as of December 31, 2023 and 2022, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024.

Interest expense – related party on the above convertible notes payable was $75,684 (including $21,669 of debt discount amortization related to the OID) and $36,531 (including $13,331 of debt discount amortization) during the year ended December 31, 2023 and 2022, respectively. Accrued interest – related party due to these convertible notes was $91,725 and $37,931, as of December 31, 2023 and 2022, respectively.

Loans payable/advances - related parties

As of December 31, 2023 and 2022, loans payable – related parties totaled $0 and $4,000, respectively.

During the year ended December 31, 2022, Mr. Thom loaned the Company $315,000 to pay for operating expenses. The loans had an interest rate of 10% and was due on demand. The Company repaid $118,000 in principal and $6,569 of accrued interest and $372,000 of principal was converted to a convertible note payable and any unpaid accrued interest was transferred to the convertible note payable as mentioned above. The outstanding principal balance and accrued interest owed to Mr. Thom on the loan payable was $0 as of December 31, 2022.

During the year ended December 31, 2022, Mr. Schiliro, loaned the Company $64,275 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. The Company repaid $108,275 in principal ($44,000 of principal was owed as of December 31, 2021) and $5,802 of accrued interest leaving a balance of $0 on the loan payable and accrued interest owed to Mr. Schiliro as of December 31, 2022.

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. During the year ended December 31, 2023, the Company repaid $4,000 of principal and $446 of accrued interest leaving a balance of $0 as of December 31, 2023.

Interest expense – related party on the above loans was $222 and $25,292 during the years ended December 31, 2023 and 2022, respectively. Accrued interest – related party as of December 31, 2023 and 2022 was $0 and $224, respectively.

Accrued liabilities – related parties

As of December 31, 2023 and December 31, 2022, $134,750 and $127,500 of accrued compensation was due to the Company’s officers and management, respectively.

As of December 31, 2023 and December 31, 2022, $0 and $6,923 was owed to the Company’s officers and management for reimbursable expenses.

Equity transactions

During the year ended December 31, 2022, the Company issued 300,000 shares of common stock each to Mr. Thom and Mr. Schiliro and 250,000 shares of common stock to Mr. Heaton for compensation in lieu of cash. The common stock had a total fair value of $344,250 (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Thom’s 2022 first quarter compensation of $45,000 and during the second quarter of 2022, the Company issued 150,000 shares of common stock to Mr. Thom to settle the accrued compensation. The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Schiliro’s 2022 first quarter compensation of $45,000 and during the second quarter of 2022, the Company issued 150,000 shares of common stock to Mr. Schiliro for the accrued compensation. The common stock had a fair value of $72,000 and the Company recorded $27,000 as a loss on settlement of debt (see Note 6).

During the year ended December 31, 2022, the Company had accrued Mr. Heaton’s 2022 first quarter compensation of $37,500 and during the second quarter of 2022, the Company issued 125,000 shares of common stock to Mr. Heaton for the accrued compensation. The common stock had a fair value of $60,000 and the Company recorded $22,500 as a loss on settlement of debt (see Note 6).

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

During the year ended December 31, 2023, the Company issued 1,204,688 shares of common stock with a fair value of $271,031 to its officers and management for $218,250 of accrued compensation (see Note 6) which resulted in $52,781 being recorded as a loss on settlement of debt.

Note 4. Promissory Note Payable

During the year ended December 31, 2022, the Company entered into a $100,000 promissory note with its legal counsel which accrued interest at 1%, required monthly payments of $9,136 until the balance was paid in full and was secured by 200,000 shares of restricted common stock which would have demand registration rights and the Company would file a registration statement within 45 days of the request.

During the year ended December 31, 2022, the Company paid $90,864 of principal and $500 in interest expense leaving a principal balance of $9,136 and accrued interest of $0 as of December 31, 2022.

During the year ended December 31, 2023, the Company paid the remaining principal balance of $9,136.  As of December 31, 2023, the principal balance and accrued interest was $0.

During the year ended December 31, 2023, $10,000 of accounts payable and accrued liabilities were paid on behalf of the Company.   The Company entered into a note payable for the $10,000 payment.  The note payable had an interest rate of 5% and a maturity date of December 31, 2023.  During the year ended December 31, 2023, the Company repaid $10,000 of principal and $256 of accrued interest leaving a balance of $0 as of December 31, 2023.

Interest expense on the above loans was $256 and $500 during the years ended December 31, 2023 and 2022, respectively. Accrued interest as of December 31, 2023 and 2022 was $0.

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

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975.  The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of December 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $0 and $11,323, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024.

Interest expense on the above convertible notes payable was $32,875 (including $11,323 of debt discount amortization related to the OID) and $15,505 (including $3,202 of debt discount amortization related to the OID) during the year ended December 31, 2023 and 2022, respectively. Accrued interest as of December 31, 2023 and December 31, 2022 was $26,749 and $5,454, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 6. Issuances of Securities

Share Issuances (2022)

During the year ended December 31, 2022, the Company had the following common stock transactions:

•	579,028 shares of common stock were sold to non-affiliated investors in a private placement for total cash proceeds of $149,687.
•	672,919 shares of common stock were issued to various consultants to settle $203,126 of accrued liabilities resulting in a loss on settlement of debt of $50,875.
•	300,000 shares of common stock with a fair value of $129,000 were issued to consultants for services.
•	425,000 shares of common stock were issued to settle $127,500 of accrued liabilities – related party (see Note 3) resulting in a loss of settlement of debt of $76,500.
•	850,000 shares of common stock with a fair value of $344,250 were issued to officers and a former officer of the Company for services.
•	20,000 shares of common stock with a fair value of $10,200 were issued for legal services.
•	757,756 shares of common stock with a fair value of $250,000 were issued as commitment shares.
•	827,297 shares of common stock were issued due to conversion of a convertible note payable of $200,000 and accrued interest of $6,849.
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

White Lion Common Stock Purchase Agreement

On September 1, 2022, the Company entered into a common stock purchase agreement (the “CSPA”) with White Lion Capital, LLC (“White Lion”). Pursuant to the CSPA, the Company has the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Company is required to register the resale of the shares issuable to White Lion under the CSPA with the U.S. Securities and Exchange Commission, as a condition to requesting White Lion purchase shares. On September 7, 2022, the Company filed a registration statement on Form S-3 to register for resale up to 15,000,000 common shares. The Company’s S-3 registration statement was declared effective by the SEC on September 19, 2022.

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

The Company has the right to terminate the CSPA at any time, at no cost or penalty, upon ten trading days prior written notice. Additionally, White Lion will have the right to terminate the CSPA in accordance with its terms for certain breaches of the CSPA by the Company, a Company bankruptcy filing, or the Company’s CEO, Principal Financial Officer or Director of Operations terminating their respective employment with the Company.

During the year ended December 31, 2022, the Company sold 395,000 shares of common stock to White Lion and received net proceeds of $72,395 after legal and administrative fees of $26,200 related to the CSPA were deducted, which were included in the total shares issued for cash to non-affiliated investors disclosed above.

Share Repurchases (2022)

During the year ended December 31, 2022, the Company paid $50,000 to repurchase 142,857 shares of common stock and received 2,085,258 shares of common stock from its former Chief Executive Officer in connection with his remaining $808,781 disgorgement settlement obligation with the SEC (Note 10). The aggregate amount of 2,228,115 shares of common stock were cancelled.

Share Cancellations (2022)

During the year ended December 31, 2022, 250,000 shares of common stock were returned to the Company for no consideration, therefore the Company cancelled the shares, reducing common stock by $250 and increasing additional paid-in capital by the same.

Share Issuances (2023)

During the year ended December 31, 2023, the Company had the following common stock transactions:

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
•

10,145,000 shares of common stock were sold for $2,308,674 net of legal and administrative fees of $17,400 and which included a payment of $50,550 for a subscription receivable, under the Company’s common stock purchase agreement with White Lion.

•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 8).

Restricted Stock Units

As described above in Note 3, during the year ended December 31, 2022, the Board of Directors approved an RSU Agreement in which Robert Denser, Director was granted 1,000,000 RSU’s which are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones. In addition, an RSU Agreement with Brian Thom, originally entered into on November 24, 2020, was amended. The amendment increased the amount of RSU’s granted from 11,500,000 to 13,225,000. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

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

Management is unable to determine if and when FDA approval of a PMA Class III will be awarded to the Company or when a change of control will occur, if at all, and as of December 31, 2023, there was a total of $25,313,630 unrecognized compensation cost related to the restricted stock unit awards.

Activity related to our restricted stock units during the year ended December 31, 2022 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2021	28,190,000	$0.96
Units granted	31,725,000	$0.42
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	(12,250,000)	$1.16
Total awards outstanding at December 31, 2022	47,665,000	$0.54

Activity related to our restricted stock units during the year ended December 31, 2023 was as follows:
Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2022	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2023	47,665,000	$0.54

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

During the year ended December 31, 2022 the Company made the initial scheduled payment of $50,000 and the second scheduled payment of $100,000 towards the civil penalty and as of December 31, 2022, the accrued litigation balance was $300,000.

During the year ended December 31, 2023, the Company amended its installment payment plan to the SEC related to its civil penalty.  The amended payment plan called for the Company to make three $50,000 payments with payments due on August 1, 2023, September 1, 2023 and October 1, 2023 with any remaining principal plus outstanding post-judgement interest to be paid on November 1, 2023.

During the year ended December 31, 2023, the Company made the remaining payments owed on the civil penalty and paid $7,638 of post-judgement interest.  As of December 31, 2023 the accrued litigation settlement balance was $0.

Note 8. Litigation

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

The Company was also a party to the following legal proceedings:

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2023 and 2022. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2023 or 2022.

The Company’s federal income tax returns for the years ended December 31, 2020 through December 31, 2023 remain subject to examination by the Internal Revenue Service as of December 31, 2023.

During 2023 and 2022, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022

	2023	2022
Deferred tax assets:
Net operating loss carryover	$4,989,300	$4,570,400
Accrued related party payroll	11,000	17,300
Valuation allowance	(5,000,300)	(4,587,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate (21%) for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Book income	$(550,900)	$(354,400)
Related party accrued payroll	11,000	17,300
(Gain) Loss on debt settlement	16,900	44,000
Stock for services and compensation	97,100	101,500
Interest amortization	6,900	3,500
Inventory write-off	-	-
Property and equipment write-off	-	-
Other non-deductible	-	(169,800)
Valuation allowance	419,000	357,900
Income tax expense	$-	$-

As of December 31, 2023 and 2022, the Company has taxable net loss carryovers of approximately $23.8 and $21.8 million, respectively that may be offset against future taxable income.

Note 10. Other Income

During the year ended December 31, 2022, as described in Note 8 above, the Company received $392,000 as a settlement payment from its former auditor. The Company also received $202,200 in cash and 2,085,258 shares of its common stock to satisfy its former Chief Executive Officer’s remaining $808,781 disgorgement obligation under a settlement with the SEC (Note 6). The total amount of $1,402,981 was recorded as other income in the Statement of Operations.

Note 11. Leases

On October 31, 2022, the Company signed a 120-day lease for 600 square feet of space in Hammonton, New Jersey to install and test its medical device equipment. The agreement required $2,500 upon signing the agreement and monthly payments of $2,500. As of December 31, 2022, the Company had not made any payments on the lease agreement and had accrued $7,500 related to the lease expense. The Company did not renew the lease agreement but used the facility on a month-to-month basis until a new location was found. During the year ended December 31, 2023, the Company paid $10,000 in lease expense related to this lease.

In May 2023, the Company entered into 36-month operating lease, which provides for approximately 1,800 square feet of office space, that commenced on June 1, 2023 and ends on May 31, 2026. The lease required a $2,850 security deposit and monthly lease payments are $2,850 the first year of the lease, $2,964 the second year and $3,082 the third year. The Company or landlord may terminate the lease at the expiration date by giving to the other party written notice at least ninety (90) days prior to the expiration date. The lease may be renewed for a term of one (1) year.

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

Year Ended December 31, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$20,757

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023	$19,950
Weighted average remaining lease term – operating leases (in years)	2.42 years
Average discount rate – operating lease	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2023	At December 31, 2022
Operating leases
Remaining right-of-use assets	$76,520	$-

Short-term operating lease liabilities	$28,838	$-
Long-term operating lease liabilities	$48,489	$-
Total operating lease liabilities	$77,327	$-

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2024	$34,998
2025	36,394
2026	15,410
Total lease payments	86,802
Less: Imputed interest/present value discount	(9,475)
Present value of lease liabilities	$77,327

Note 12. Subsequent Events

The Company has evaluated events from December 31, 2023, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

The Company issued shares of common stock for the following:

•	2,050,000 shares of common stock were sold to White Lion and received net proceeds of $391,225 after administrative fees related to the CSPA of $3,600 were deducted.

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

As of December 31, 2023, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

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

The Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

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

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position with Company

Brian Thom	58	Chief Executive Officer, and Director

Kristofer Heaton	45	Vice President of Finance and Principal Financial Officer

Robert Denser	52	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are appointed annually and serve at the discretion of the Board.

Directors and Executive Officers

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

Committees

As of the filing date of this Form 10-K, the Board of Directors has no committees. Robert Denser may be deemed an independent director of the Company as that term is defined under Nasdaq Rule 5605(a)(2). Mr. Denser is not deemed to be a financial expert. The term “Financial Expert” is defined under the Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Delinquent Section 16(a) Reports

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2023, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2023 and 2022 by (1) each person who served as the principal executive officer of the Company during fiscal year 2023; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2023 with compensation during fiscal year ended 2023 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been included in section (2) above but for the fact that they were not serving as an executive as of December 31, 2023.

Name and Principal Position	Fiscal Year	Salary ($)(5)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)(3)	Total ($)

Brian Thom	2023	$253,688	$-0-	$-0-	$-0-	$-0-	$-0-	$253,688
Chief Executive Officer	2022	$238,500	$-0-	$-0-	$-0-	$-0-	$-0-	$238,500

Kristofer Heaton	2023	$211,406	$-0-	$-0-	$-0-	$-0-	$-0-	$211,406
Principal Financial Officer	2022	$198,750	$-0-	$-0-	$-0-	$-0-	$-0-	$198,750

Louis Schiliro	2023	$198,000	$-0-	$-0-	$-0-	$-0-	$-0-	$198,000
Former Chief Operating Officer (4)	2022	$238,500	$-0-	$-0-	$-0-	$-0-	$-0-	$238,500

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

(5)

For the year ended December 31, 2023, the amounts include the grant date fair value of $55,688 of stock compensation received in lieu of cash and $66,000 of accrued compensation to Mr. Thom and the grant date fair value of $46,406 of stock compensation received in lieu of cash and $68,750 of accrued compensation for Mr. Heaton. For the year ended December 31, 2022, the amounts include the grant date fair value of $193,500 of stock compensation received in lieu of cash and $45,000 of accrued compensation to Mr. Thom and Mr. Schiliro and the grant date fair value of $161,250 of stock compensation received in lieu of cash and $37,500 of accrued compensation for Mr. Heaton.

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

Compensation Agreements

Messrs. Thom and Heaton are being compensated at the monthly rate of $16,500 and $13,750 respectively, pursuant to services agreements entered with each of them. Mr. Schiliro was being compensated at the monthly rate of $15,000 pursuant to services agreement in his capacity as Chief Operating Officer until his resignation from that position effective on February 28, 2022. Mr. Schiliro remains in a non-officer position with the Company with compensation at the rate of $16,500 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Brian Thom,	—	—	$—	—	13,225,000	$0.43
CEO

Kristofer Heaton,	—	—	$—	—
Principal Financial Officer					325,000	$0.71
					400,000	$1.00
					400,000	$1.20

_____________

(1)	Market value is based on the stock price on the day the Restricted Stock Unit agreement or amendment was entered into.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors not named as an executive officer in this Item 11 above for services rendered to us during the fiscal year ended December 31, 2023.

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

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors. No cash fees have been paid to board members for serving on the board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 1, 2024, the Company had 246,833,222 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock are listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage
Officers and Directors
Brian Thom	1,054,671	*
Robert Denser	1,550,000	*
Kristofer Heaton	1,813,729	*
All directors and officers as a group (three persons)	4,418,400	1.8%
Stockholders
Wendy Beplate TTEE (Trust) (2)	18,000,000	7.3%

___________

*	Represents less than 1%
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

Stock Bonuses

The Company paid no stock bonuses during the fiscal years ending December 31, 2023 and 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information, as of December 31, 2023, regarding shares of the Company’s common stock authorized for issuance under its equity compensation plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)
Equity compensation plans not approved by shareholders	47,665,000	(2)	-	475,000	(3)
Equity compensation plans approved by shareholders	-		-	-

(1)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding RSU awards, which have no exercise price.

(2)

This number includes the following: 47,665,000 shares subject to outstanding awards granted under individual Restricted Stock Unit Agreements, of which no shares were subject to outstanding options and 47,665,000 shares were subject to outstanding RSU awards.

(3)	This number includes 475,000 shares available for issuance under the 2019 Plan,

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) which had 15,000,000 shares that may be issued under said Plan. The 2013 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options on terms established by the Board of Directors or committee thereof. While the Plan provides for incentive stock options, no incentive stock options may be granted under the Plan since no stockholder approval was obtained on or before August 8, 2014. In September 2013, the Company issued 6,000,000 shares of stock under the 2013 Plan to the Company’s former CEO Douglas Beplate pursuant to his consulting agreement then in effect. No other shares or options have been granted under the 2013 Plan. The 2013 Plan terminated on August 7, 2023.

On October 30, 2019, the Board of Directors approved the 2019 Employee Benefit and Consulting Services Compensation Plan (the “2019 Plan”) which has 2,000,000 shares that may be issued under said Plan. The 2019 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options or incentive stock options on terms established by the Board of Directors or committee thereof. The Plan has not been approved by the Company’s stockholders. The Company approved the issuance of 1,525,000 shares in November 2019 to certain persons who were then consultants, officers and directors. The Company has not issued any options under this 2019 Plan. There are currently 475,000 shares available for issuance under this 2019 Plan.

Separate from the 2013 Plan and 2019 Plan, the Board of Directors has approved individual Restricted Stock Unit Agreements with certain consultants, officers and directors (including now former officers and directors) which represent an unvested aggregate amount of 47,665,000 as of December 31, 2023 and 2022, respectively, which upon vesting will result in the issuance of common shares. These include RSUs issued to officers and directors (including now former officers and directors) as described in Item 13 under the section “Equity Transactions” below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible Notes Payable

As of December 31, 2023 and 2022, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $478,331 respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $0 and $16,998, respectively. Accrued interest associated with the note was $77,287 and $33,897 as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2023 and December 31, 2022, the remaining unamortized debt discount was $0 and $4,671, respectively. Accrued interest associated with the note was $14,438 and $4,034 as of December 31, 2023 and 2022, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024.

Interest expense – related party on the above convertible notes payable was $75,684 (including $21,669 of debt discount amortization related to the OID) and $36,531 (including $13,331 of debt discount amortization) during the year ended December 31, 2023 and 2022, respectively. Accrued interest – related party due to these convertible notes was $91,725 and $37,931, as of December 31, 2023 and 2022, respectively.

Loans Payable/Advances

As of December 31, 2023 and 2022, loans payable – related parties totaled $0 and $4,000, respectively.

During the year ended December 31, 2022, Mr. Thom loaned the Company $315,000 to pay for operating expenses. The loans had an interest rate of 10% and was due on demand. The Company repaid $118,000 in principal and $6,569 of accrued interest and $372,000 of principal was converted to a convertible note payable and any unpaid accrued interest was transferred to the convertible note payable as mentioned above. The outstanding principal balance and accrued interest owed to Mr. Thom on the loan payable was $0 as of December 31, 2022.

During the year ended December 31, 2022, Mr. Schiliro, loaned the Company $64,275 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. The Company repaid $108,275 in principal ($44,000 of principal was owed as of December 31, 2021) and $5,802 of accrued interest leaving a balance of $0 on the loan payable and accrued interest owed to Mr. Schiliro as of December 31, 2022.

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. During the year ended December 31, 2023, the Company repaid $4,000 of principal and $446 of accrued interest leaving a balance of $0 as of December 31, 2023.

Interest expense – related party on the above loans was $222 and $25,292 during the years ended December 31, 2023 and 2022, respectively. Accrued interest – related party as of December 31, 2023 and 2022 was $0 and $224, respectively.

Accrued Liabilities

As of December 31, 2023 and December 31, 2022, $134,750 and $127,500 of accrued compensation was due to the Company’s officers and management, respectively.

As of December 31, 2023 and December 31, 2022, $0 and $6,923 was owed to the Company’s officers and management for reimbursable expenses.

Equity Transactions

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

During the year ended December 31, 2022, the Company acquired 2,228,115 shares of common stock from its former Chief Executive Officer.

During the year ended December 31, 2023, the Company issued 1,204,688 shares of common stock with a fair value of $271,031 to its officers and management for $218,250 of accrued compensation which resulted in $52,781 being recorded as a loss on settlement of debt.

Director Independence

Robert Denser is deemed by management to be an independent director of the Company as that term is defined under Nasdaq Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by MAC Accounting Group, LLP (“MAC”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2023 and 2022, and fees billed for other services provided by MAC in the fiscal year ended December 31, 2023 and 2022.

	2023	2022

Audit fees	$49,500	$50,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$2,500	$7,500

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

(3)	Exhibits

	(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Services Agreement with Brian Thom (6)

10.4	Restricted Stock Unit Agreement - Brian Thom (6)

10.5	Services Agreement with Kristofer Heaton (7)

10.6	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.7	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.8	Restricted Stock Unit Agreement – Robert Denser (8)

10.9	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (9)

10.10	Amendment to Stock Purchase Agreement dated January 25, 2023 (10)

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (11)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018.

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to the Form 8-K dated September 1, 2022

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022

(11)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: April 1, 2024	By:	/s/ Brian Thom
Brian Thom
Chief Executive Officer Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal	April 1, 2024
	Brian Thom	Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	April 1, 2024
Kristofer Heaton

By:	/s/ Robert Denser	Director	April 1, 2024
Robert Denser

