Form 10-Q
period 2024-03-31
United Health Products, Inc.
filed 2024-05-09
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Fellowship Road, Suite #D-406 Mt. Laurel, NJ	08054
(Address of Company’s principal executive offices)	(Zip Code)

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of May 8, 2024 was 247,933,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

    UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$80,882	$95,420
Inventory	33,598	33,598
Prepaid and other current assets	15,172	22,804
Total current assets	129,652	151,822

Deferred offering costs	-	21,051
Operating lease right-of-use asset	69,430	76,520
Security deposit	2,850	2,850
Patents, net	31,388	32,400

TOTAL ASSETS	$233,320	$284,643

Current Liabilities
Accounts payable and accrued expenses	$975,271	$987,567
Accrued liabilities - related parties	275,956	226,475
Operating lease liability - current	30,277	28,838
Convertible notes payable, net of debt discount	207,500	207,500
Convertible notes payable – related party, net of debt discount	500,000	500,000
Total current liabilities	1,989,004	1,950,380

Operating lease liability – long-term	40,306	48,489
TOTAL LIABILITIES	2,029,310	1,998,869

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 246,833,222 and 244,783,222 shares issued and outstanding at March 31, 2024 and December 31, 2023	246,833	244,783
Additional Paid-In Capital	75,108,325	74,740,201
Accumulated Deficit	(77,151,148)	(76,699,210)
Total Stockholders’ Deficit	(1,795,990)	(1,714,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$233,320	$284,643

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	309,543	835,299
Research and development	115,551	218,676
Total Operating Expenses	425,094	1,053,975

Income/(Loss) from Operations	(425,094)	(1,053,975)

Other Income (Expense)
Interest expense	(7,613)	(8,327)
Interest expense – related party	(19,231)	(19,466)
Loss on settlement of debt	-	(60,938)

Total Other Income (Expense)	(26,844)	(88,731)

Net Income/(Loss)	$(451,938)	$(1,142,706)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	245,750,804	233,295,951

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three Months Ended March 31, 2024 and March 31, 2023

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock	2,535,000	2,535	522,770	50,550	-	575,855

Common stock issued to settle accrued liabilities – related party	637,500	638	168,300	-	-	168,938

Common stock issued to settle accrued liabilities	300,000	300	79,200	-	-	79,500

Common stock issued for a stock subscription receivable	400,000	400	71,317	(71,717)	-	-

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Amortization of deferred offering costs	-	-	(55,371)	-	-	(55,371)

Net Loss	-	-		-	(1,142,706)	(1,142,706)

Balance at March 31, 2023	236,593,534	$236,594	$73,077,561	$(71,717)	$(75,218,649)	$(1,976,211)

5

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$(76,699,210)	$(1,714,226)

Sale of common stock	2,050,000	2,050	389,175	-	391,225

Amortization of deferred offering costs	-	-	(21,051)	-	(21,051)

Net Loss	-	-	-	(451,938)	(451,938)

Balance at March 31, 2024	246,833,222	$246,833	$75,108,325	$(77,151,148)	$(1,795,990)

See notes to unaudited condensed financial statements.

 UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net (Loss)	$(451,938)	$(1,142,706)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Amortization of debt discount	-	8,775
Amortization expense	1,012	1,012
Amortization of right-of-use asset	346	-
Stock issued for litigation settlement	-	462,500
Loss on settlement of debt	-	60,938
Changes in assets and liabilities:
Inventory	-	1,132
Prepaid and other current assets	7,632	7,684
Accounts payable and accrued expenses	(12,296)	28,643
Accrued liabilities – related party	49,481	123,881
Accrued litigation settlement	-	(100,000)
Net Cash Used In Operating Activities	(405,763)	(548,141)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Repayments on loan payable	-	(9,136)
Payment of offering costs	(4,200)	(3,000)
Proceeds from sale of common stock	395,425	578,855
Net Cash Provided by Financing Activities	391,225	566,719

Increase (Decrease) in Cash and Cash Equivalents	(14,538)	18,578
Cash and Cash Equivalents – Beginning of period	95,420	13,377

CASH AND CASH EQUIVALENTS – END OF PERIOD	$80,882	$31,955

Supplemental cash flow information:
Cash paid for interest	$-	$15
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$-	$71,717
Amortization of deferred offering costs	$21,051	$55,371
Accounts payable and accrued expenses paid with a promissory note payable	$-	$10,000
Common stock issued to settle accrued liabilities – related party	$-	$127,500
Common stock issued to settle accrued liabilities	$-	$60,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2024 AND 2023

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024 and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at March 31, 2024 and December 31, 2023. The Company recorded $0 in bad debt expense for the three month periods ended March 31, 2024 and 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	March 31, 2024	December 31, 2023
Finished goods	$33,598	$33,598
Total inventory	$33,598	$33,598

During the three months ended March 31, 2024 and 2023, the Company determined that $0 needed to be impaired and written-off.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three months ended March 31, 2024 and the three months ended March 31, 2023 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2024 included 47,665,000 of restricted stock units, 3,842,491 shares for convertible notes payable – related parties and 1,521,145 shares for convertible notes payable. The total potential common shares as of March 31, 2023 included 47,665,000 of restricted stock units, 3,046,296 shares for convertible notes payable – related parties and 1,205,955 shares for convertible notes payable.

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

Accumulated amortization as of March 31, 2024 and December 31, 2023 was $9,112 and $8,100, respectively. Amortization expense for the three months ended March 31, 2024 and 2023 was $1,012 and $1,012, respectively.

Future Amortization Expense

Year	Amount
2024 (remaining)	$3,036
2025	4,050
2026	4,050
2027	4,050
2028	4,050
Thereafter	12,152
$31,388

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2024 and 2023, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $31,008 and $30,368 in advertising and marketing costs during the three months ended March 31, 2024 and 2023, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $115,551 and $218,676 in research and development expenses during the three months ended March 31, 2024 and 2023, respectively.

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

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Convertible notes payable - related parties

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to a convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. On December 15, 2023, the Company entered into an amendment on the convertible note, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024.

The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of March 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively. Accrued interest associated with the note was $92,799 and $77,287 as of March 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. On December 15, 2023, the Company entered into an amendment on the convertible note, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024.

The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of March 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively. Accrued interest associated with the note was $18,157 and $14,438 as of March 31, 2024 and December 31, 2023, respectively.

Interest expense – related party on convertible notes payable was $19,231 (including $0 of debt discount amortization related to the OID) and $19,466 (including $5,912 of debt discount amortization related to the OID) during the three months ended March 31, 2024 and 2023, respectively. Accrued interest – related party due to these convertible notes was $110,956 and $91,725, as of March 31, 2024 and December 31, 2023, respectively.

Accrued liabilities – related parties

As of March 31, 2024 and December 31, 2023, $165,000 and $134,750 of accrued compensation was due to the Company’s officers and management, respectively.

Note 4. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975.  The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. On December 15, 2023, the Company entered into an amendment on the convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024.

The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of March 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively.

Interest expense on the above convertible notes payable was $7,613 (including $0 of debt discount amortization related to the OID) and $8,187 (including $2,863 of debt discount amortization related to the OID) during the three months ended March 31, 2024 and 2023, respectively.  Accrued interest as of March 31, 2024 and December 31, 2023 was $34,362 and $26,749, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 5. Issuances of Securities

Share issuances 2023

During the three months ended March 31, 2023, the Company had the following common stock transactions:

•

637,500 shares of common stock with a fair value of $168,938 were issued to officers and management of the Company to settle $127,500 of accrued liabilities resulting in a loss on settlement of debt of $41,438.

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

•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 6).

Share issuances 2024

During the three months ended March 31, 2024, the Company had the following common stock transactions:

•	2,050,000 shares of common stock were sold for $391,225, net of legal and administrative fees of $4,200, under the Company’s common stock purchase agreement with White Lion.

Restricted stock units

As of March 31, 2024 and December, 31, 2023, the Company has 47,665,000 restricted stock units (RSU) outstanding. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of March 31, 2024, there was $25,313,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the three months ended March 31, 2024 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2023	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2024	47,665,000	$0.54

Note 6. Litigation

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

Note 7. Leases

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

Three Months Ended March 31, 2024
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$8,896

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024	$8,550
Weighted average remaining lease term – operating leases (in years)	2.17 years
Average discount rate – operating lease	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2024	At December 31, 2023
Operating leases
Remaining right-of-use assets	$69,430	$76,520

Short-term operating lease liabilities	$30,277	$28,838
Long-term operating lease liabilities	$40,306	$48,489
Total operating lease liabilities	$70,583	$77,327

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2024 (Remaining)	$26,448
2025	36,394
2026	15,410
Total lease payments	78,252
Less: Imputed interest/present value discount	(7,669)
Present value of lease liabilities	$70,583

Note 8. Subsequent Events

The Company has evaluated events from March 31, 2024, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company sold 1,100,000 shares of common stock to White Lion for net proceeds of $183,082 after $1,800 of administrative fees were deducted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with SEC on April 1, 2024.

Company Overview

UHP develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our Hemostyp product line into the U.S. Class III, European CE Mark and Canadian human surgical markets.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	Boo Boo Strips
•	HemoStyp
•	The Ultimate Bandage
•	Hemostrips
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending March 31, 2024 and 2023

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(425,094)	$(1,053,975)

Operating (loss)	$(425,094)	$(1,053,975)

Other income (expense)	$(26,844)	$(88,731)

Net income (loss)	$(451,938)	$(1,142,706)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended March 31, 2024 versus Three Months ended March 31, 2023

During the three months ended March 31, 2024 and 2023, the Company had $0 of revenues, respectively. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Total operating expenses for the three months ended March 31, 2024 and 2023 were $425,094 and $1,053,975, respectively.

The decrease in operating expenses was primarily due to a decrease of $462,500 in litigation settlement expenses, a decrease of $64,897 in legal and professional expenses and research and development expenses decreasing $103,125 to $115,551 during the three months ended March 31, 2024 from $218,676 in the three months ended March 31, 2023.

Other income (expense) for the three months ended March 31, 2024 and 2023 was $(26,844) and $(88,731), respectively. The decrease in other expense was due to a decrease in loss on settlement of debt of $60,938.

Our net loss for the three months ended March 31, 2024 was $451,938 as compared to net loss of $1,142,706 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $628,881 and a decrease in other expense of $61,887, as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, the Company had a negative working capital of $1,859,352. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2023 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

During 2022, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $2.95 million in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand at March 31, 2024 and December 31, 2023 was $80,882 and $95,420, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(405,763)	$(548,141)
Net cash used in investing activities	-	-
Net cash provided by financing activities	391,225	566,719

Net increase (decrease) in cash and cash equivalents	$(14,538)	$18,578

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $405,763. The Company had a net loss of $451,938 offset by amortization expense of $1,012, amortization of right-of-use asset of $346, a decrease in prepaid and other current assets of $7,632 and an increase in accrued liabilities - related party of $49,481. The Company also had a decrease in accounts payable and accrued expenses of $12,296.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2024 and 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $391,225. This was due to the result of the Company receiving proceeds of $395,425 from the sale of stock offset by making payments of offering costs of $4,200.

Net cash provided by financing activities for the three months ended March 31, 2023 was $566,719. This was due to the result of the Company receiving $578,855 in proceeds from the sale of stock offset by making payments of offerings costs of $3,000 and payments of $9,136 on loan payable.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2023 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

As of March 31, 2024, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2024 through March 31, 2024. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
January 2024	Common Stock	600,000	$122,627 in cash	White Lion (1)
February 2024	Common Stock	850,000	$164,973 in cash	White Lion (1)
March 2024	Common Stock	600,000	$103,625 in cash	White Lion (1)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended January 25, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Services Agreement with Brian Thom (6)

10.4	Restricted Stock Unit Agreement - Brian Thom (6)

10.5	Services Agreement with Kristofer Heaton (7)

10.6	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.7	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.8	Restricted Stock Unit Agreement – Robert Denser (8)

10.9	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (9)

10.10	Amendment to Stock Purchase Agreement dated January 25, 2023 (10)

21	Subsidiaries of the Registrant - None

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (11)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to the Form 8-K dated September 1, 2022

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022

(11)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: May 9, 2024	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		May 9, 2024
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	May 9, 2024
Kristofer Heaton

By:	/s/ Robert Denser	Director	May 9, 2024
Robert Denser

