Form 10-Q
period 2024-06-30
United Health Products, Inc.
filed 2024-08-13
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of August 12, 2024 was 248,433,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

    UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,754	$95,420
Inventory	-	33,598
Prepaid and other current assets	7,540	22,804
Total current assets	26,294	151,822

Deferred offering costs	-	21,051
Operating lease right-of-use asset	62,169	76,520
Security deposit	2,850	2,850
Patents, net	30,375	32,400

TOTAL ASSETS	$121,688	$284,643

Current Liabilities
Accounts payable and accrued expenses	$1,027,618	$987,567
Accrued liabilities - related parties	325,437	226,475
Operating lease liability - current	30,277	28,838
Convertible notes payable, net of debt discount	207,500	207,500
Convertible notes payable – related party, net of debt discount	500,000	500,000
Total current liabilities	2,090,832	1,950,380

Operating lease liability – long-term	33,277	48,489
TOTAL LIABILITIES	2,124,109	1,998,869

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 248,233,222 and 244,783,222 shares issued and outstanding at June 30, 2024 and December 31, 2023	248,233	244,783
Additional Paid-In Capital	75,332,515	74,740,201
Accumulated Deficit	(77,583,169)	(76,699,210)
Total Stockholders’ Deficit	(2,002,421)	(1,714,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$121,688	$284,643

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	339,457	370,343	648,999	1,205,642
Research and development	65,720	105,113	181,272	323,789
Total Operating Expenses	405,177	475,456	830,271	1,529,431

Loss from Operations	(405,177)	(475,456)	(830,271)	(1,529,431)

Other Income (Expenses)
Interest expense	(7,613)	(8,329)	(15,226)	(16,656)
Interest expense – related party	(19,231)	(19,532)	(38,462)	(38,998)
Loss on settlement of debt	-	(19,594)	-	(80,532)
Total Other Income (Expenses)	(26,844)	(47,455)	(53,688)	(136,186)

Net Loss	$(432,021)	$(522,911)	$(883,959)	$(1,665,617)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	247,717,837	238,269,719	246,734,321	235,376,226

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Six Months Ended June 30, 2024 and June 30, 2023

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock	2,535,000	2,535	522,770	50,550	-	575,855

Common stock issued to settle accrued liabilities – related party	637,500	638	168,300	-	-	168,938

Common stock issued to settle accrued liabilities	300,000	300	79,200	-	-	79,500

Common stock issued for a stock subscription receivable	400,000	400	71,317	(71,717)	-	-

Amortization of deferred offering costs	-	-	(55,371)	-	-	(55,371)

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Net Loss	-	-	-	-	(1,142,706)	(1,142,706)

Balance at March 31, 2023	236,593,534	236,594	73,077,561	(71,717)	(75,218,649)	(1,976,211)

Sale of common stock	2,450,000	2,450	501,558	71,717	-	575,725

Common stock issued to settle accrued liabilities – related party	567,188	566	101,527	-	-	102,093

Common stock issued to settle accrued liabilities	412,500	413	73,838	-	-	74,251

Common stock issued for a stock subscription receivable	1,100,000	1,100	310,720	(311,820)	-	-

Amortization of deferred offering costs	-	-	(55,387)	-	-	(55,387)

Net Loss	-	-	-	-	(522,911)	(522,911)

Balance at June 30, 2023	241,123,222	$241,123	$74,009,817	$(311,820)	$(75,741,560)	$(1,802,440)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$(76,699,210)	$(1,714,226)

Sale of common stock	2,050,000	2,050	389,175	-	391,225

Amortization of deferred offering costs	-	-	(21,051)	-	(21,051)

Net Loss	-	-	-	(451,938)	(451,938)

Balance at March 31, 2024	246,833,222	246,833	75,108,325	(77,151,148)	(1,795,990)

Sale of common stock	1,400,000	1,400	224,190	-	225,590

Net Loss	-	-	-	(432,021)	(432,021)

Balance at June 30, 2024	248,233,222	$248,233	$75,332,515	$(77,583,169)	$(2,002,421)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net (Loss)	$(883,959)	$(1,665,617)
Adjustments to Reconcile net (loss) to Net Cash Used In Operating Activities:
Write-off of inventory	33,598	-
Amortization expense	2,025	2,025
Amortization of debt discount	-	17,648
Amortization of right-of-use asset	578	-
Loss on settlement of debt	-	80,532
Stock issued for litigation settlement	-	462,500
Changes in assets and liabilities:
Inventory	-	1,132
Prepaid and other current assets	15,264	15,369
Accounts payable and accrued expenses	40,051	(12,670)
Accrued liabilities – related party	98,962	229,711
Accrued litigation settlement	-	(150,000)
Net Cash Used In Operating Activities	(693,481)	(1,019,370)

Cash Flows from Investing Activities:
Security deposit	-	(2,850)
Net Cash Used in Investing Activities	-	(2,850)

Cash Flows from Financing Activities:
Repayments on loan payable	-	(9,136)
Proceeds from sale of common stock	624,015	1,158,180
Payment of offering costs	(7,200)	(6,600)
Cash flow provided by financing activities	616,815	1,142,444

Increase (decrease) in Cash and Cash Equivalents	(76,666)	120,224
Cash and Cash Equivalents – Beginning of period	95,420	13,377

CASH AND CASH EQUIVALENTS – END OF PERIOD	$18,754	$133,601

Supplemental cash flow information:
Cash paid for interest	$-	$15
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$-	$311,820
Amortization of deferred offering costs	$21,051	$110,758
Initial recognition of operating lease right-of-use asset and operating lease liability	$-	$92,425
Common stock issued to settle accrued liabilities – related party	$-	$218,250
Accounts payable and accrued expenses paid with promissory note payable	$-	$10,000
Common stock issued to settle accrued liabilities	$-	$126,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our hemostatic gauze product line into the U.S. Class III and European CE Mark human surgical markets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024 and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at June 30, 2024 and December 31, 2023. The Company recorded $0 in bad debt expense for the three and six month periods ended June 30, 2024 and 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	June 30, 2024	December 31, 2023
Finished goods	$-	$33,598
Total inventory	$-	$33,598

During the six months ended June 30, 2024 and 2023, the Company determined that $33,598 and $0 of inventory needed to be impaired and written-off, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2024 included 47,665,000 of restricted stock units, 4,485,318 shares for convertible notes payable – related parties and 1,775,624 shares for convertible notes payable. The total potential common shares as of June 30, 2023 included 47,665,000 of restricted stock units, 3,552,376 shares for convertible notes payable – related parties and 1,406,300 shares for convertible notes payable.

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

Accumulated amortization as of June 30, 2024 and December 31, 2023 was $10,125 and $8,100, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $2,025, respectively.

Future Amortization Expense

Year	Amount
2024 (remaining)	$2,025
2025	4,050
2026	4,050
2027	4,050
2028	4,050
Thereafter	12,150
$30,375

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2024 and 2023, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $57,812 and $57,536 in advertising and marketing costs during the six months ended June 30, 2024 and 2023, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $181,272 and $323,789 in research and development expenses during the six months ended June 30, 2024 and 2023, respectively.

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

The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of June 30, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively. Accrued interest associated with the note was $108,310 and $77,287 as of June 30, 2024 and December 31, 2023, respectively.

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

The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of June 30, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively. Accrued interest associated with the note was $21,877 and $14,438 as of June 30, 2024 and December 31, 2023, respectively.

Interest expense – related party on the above convertible notes payable was $19,231 (including $0 of debt discount amortization related to the OID) and $19,426 (including $5,978 of debt discount amortization related to the OID) during the three months ended June 30, 2024 and 2023, respectively. Interest expense – related party on convertible notes payable was $38,462 (including $0 of debt discount amortization related to the OID) and $38,786 (including $11,890 of debt discount amortization related to the OID) during the six months ended June 30, 2024 and 2023, respectively. Accrued interest – related party due to these convertible notes was $130,187 and $91,725, as of June 30, 2024 and December 31, 2023, respectively.

Accrued liabilities – related parties

As of June 30, 2024 and December 31, 2023, $195,250 and $134,750 of accrued compensation was due to the Company’s officers and management, respectively.

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

The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of June 30, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively.

Interest expense on the above convertible notes payable was $7,613 (including $0 of debt discount amortization related to the OID) and $8,204 (including $2,895 of debt discount amortization related to the OID) during the three months ended June 30, 2024 and 2023, respectively.  Interest expense was $15,226 (including $0 of debt discount amortization related to the OID) and $16,406 (including $5,758 of debt discount amortization related to the OID) during the six months ended June 30, 2024 and 2023, respectively. Accrued interest as of June 30, 2024 and December 31, 2023 was $41,975 and $26,749, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 5. Issuances of Securities

Share issuances 2023

During the six months ended June 30, 2023, the Company had the following common stock transactions:

•

1,204,688 shares of common stock with a fair value of $271,031 were issued to officers and management of the Company to settle $218,250 of accrued liabilities resulting in a loss on settlement of debt of $52,781.

•	712,500 shares of common stock with a fair value of $153,751 were issued to consultants to settle $126,000 of accrued liabilities resulting in a loss on debt settlement of $27,751.
•

5,385,000 shares of common stock were sold for $1,151,580, net of legal and administrative fees of $6,600 and which included a payment of $50,550 for a subscription receivable, under the Company’s common stock purchase agreement with White Lion. White Lion also purchased 1,100,000 shares for proceeds of $311,820 which were received in July 2023.

•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 6).

Share issuances 2024

During the six months ended June 30, 2024, the Company had the following common stock transactions:

•	3,450,000 shares of common stock were sold for $616,815, net of legal and administrative fees of $7,200, under the Company’s common stock purchase agreement with White Lion.

White Lion Common Stock Purchase Agreement (CSPA)

On June 20, 2024, the Company and White Lion amended the CSPA (the “Second Amendment”) to provide that the purchase price to be paid by White Lion for shares of the Company’s common stock pursuant to the CSPA equals the lower of: (i) 93% of the volume-weighted average price of the Company’s common stock during a period of five consecutive trading days following the Company’s exercise of its right to sell shares (or 95% of that volume-weighted average price if the Company’s common stock is trading on a national exchange), or (ii) the closing price of the common stock on the day the Company exercises its right to sell shares, subject to a floor price of $0.25 per share. The Second Amendment further provides that if the Company issues a share price purchase notice at a time that the Company’s common stock is trading below the floor price and White Lion waives the floor price condition, the purchase price to be paid by White Lion for such shares shall equal 90% multiplied by the lower of the (i) three lowest volume-weighted average price of the Company’s common stock during a period of five consecutive trading days following the Company’s exercise of its right to sell shares, or (ii) most recent closing price of the Company’s common stock prior to White Lion’s receipt of a share price purchase notice.

Restricted stock units

As of June 30, 2024 and December 31, 2023, the Company has 47,665,000 restricted stock units (RSU) outstanding. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of June 30, 2024, there was $25,313,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the six months ended June 30, 2024 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2023	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at June 30, 2024	47,665,000	$0.54

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$17,678	$2,850

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2024 and 2023	$17,100	$2,850
Weighted average remaining lease term – operating leases (in years)	1.92 years	2.92 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2024	At December 31, 2023
Operating leases
Remaining right-of-use assets	$62,169	$76,520

Short-term operating lease liabilities	$30,277	$28,838
Long-term operating lease liabilities	$33,277	$48,489
Total operating lease liabilities	$63,554	$77,327

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2024 (Remaining)	$17,784
2025	36,394
2026	15,410
Total lease payments	69,588
Less: Imputed interest/present value discount	(6,034)
Present value of lease liabilities	$63,554

Note 8. Subsequent Events

The Company has evaluated events from June 30, 2024, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company sold 200,000 shares of common stock to White Lion for net proceeds of $27,324 after $600 of administrative fees were deducted.

The Company issued a $150,000 promissory note payable. The note is non-interest bearing and would be repaid by the proceeds of a contemplated future equity investment.

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

Company Overview

UHP develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, HemoStyp®, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our hemostatic gauze product line into the U.S. Class III and European CE Mark human surgical markets.

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

Background and Developments

In 2012, the Company began marketing its HemoStyp hemostatic gauze for human topical and dental applications as well as for and veterinary surgical applications under an FDA 510k approval.

In 2018, the Company determined to pursue a Class III designation to market its hemostatic gauze under an FDA Premarket Approval as an adjunct product to achieve hemostasis in human surgical applications. In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (or PMA) for HemoStyp as a Class III application for internal surgical procedures. Since our initial PMA submission, we have conducted a human trial and have worked to address certain deficiencies in our PMA application that were identified by the FDA.

On March 21, 2024, we submitted results of the human clinical trial and other information, including our manufacturing, sterilization and shipping processes, to the FDA. On June 18, 2024, the FDA issued a customary "Deficiencies Letter" to the company listing certain questions and comments on various elements of the application. The letter contained approximately 40 specific comments and requests for additional information covering the device description, sterility & shelf life, clinical & performance testing, and biocompatibility sections of the PMA application. The FDA's 180-day PMA application review period will be paused while the Company develops its responses to the deficiencies that were identified, and will resume once all the responses have been submitted. There can be no assurance that our PMA application will be approved.

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

Primary Strategy

Our HemoStyp technology received an FDA 510(k) approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for HemoStyp products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. We believe that our extensive laboratory testing and our completed human trial indicate that the HemoStyp technology could successfully compete against established Class III market participants, and could gain a significant market share. As discussed above, we are in the process of seeking FDA pre-market approval for our HemoStyp product. There can be no assurance that an FDA PMA will be granted.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CELLUSTAT (pending)
•	Nik Fix

Results of Operations for the three months ending June 30, 2024 and 2023

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(405,177)	$(475,456)

Operating (loss)	$(405,177)	$(475,456)

Other income (expense)	$(26,844)	$(47,455)

Net (loss)	$(432,021)	$(522,911)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended June 30, 2024 versus Three Months ended June 30, 2023

During the three months ended June 30, 2024 and 2023, the Company had $0 of revenues. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 and 2023 were $405,177 and $475,456, respectively.

The decrease in operating expenses for the three months ended June 30, 2024 was primarily due to the Company having a decrease in legal and professional expenses of $59,575, a decrease in research and development expenses of $39,393 offset by an increase in write-off of inventory of $33,598.

Other income (expense)

Other income (expense) for the three months ended June 30, 2024 and 2023 was $(26,844) and $(47,455), respectively. The decrease in other expense was primarily due to a decrease in loss on settlement of debt of $19,594.

Our net loss for the three months ended June 30, 2024 was $432,021 as compared to net loss of $522,911 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $70,279 and a decrease in other expense of $20,611, as explained above.

Results of Operations for the six months ending June 30, 2024 and 2023

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(830,271)	$(1,529,431)

Operating (loss)	$(830,271)	$(1,529,431)

Other income (expense)	$(53,688)	$(136,186)

Net (loss)	$(883,959)	$(1,665,617)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Six Months ended June 30, 2024 versus Six Months ended June 30, 2023

During the six months ended June 30, 2024 and 2023, the Company had $0 of revenues. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the six months ended June 30, 2024 and 2023 were $830,271 and $1,529,431, respectively.

The decrease in operating expenses was primarily due to a decrease of $462,500 in litigation settlement expenses, a decrease of $124,472 in legal and professional expenses and research and development expenses decreasing $142,517 to $181,272 during the six months ended June 30, 2024 from $323,789 in the six months ended June 30, 2023.

Other income (expense)

Other income (expense) for the six months ended June 30, 2024 and 2023 was $(53,688) and $(136,186), respectively. The decrease in other expense was primarily due to a decrease in loss on settlement of debt of $80,532.

Our net loss for the six months ended June 30, 2024 was $883,959 compared to net loss of $1,665,617 for the comparable period of the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $699,160 and a decrease in other expenses of $82,498 as explained above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, the Company had a negative working capital of $2,064,538. The Company has not yet attained a level of operations, which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2023 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its HemoStyp technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

The Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $3.0 million in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand at June 30, 2024 and December 31, 2023 was $18,574 and $95,420, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(693,481)	$(1,019,370)
Net cash used in investing activities	-	(2,850)
Net cash provided by financing activities	616,815	1,142,444

Net increase (decrease) in cash and cash equivalents	$(76,666)	$120,224

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $693,481. The Company had a net loss of $883,959 offset by amortization expense of $2,025, write-off of inventory of $33,598, amortization of right-of-use asset of $578, a decrease in prepaid and other current assets of $15,264, an increase in accrued liabilities - related party of $98,962 and an increase in accounts payable and accrued expenses of $40,051.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2024.

The Company paid $2,850 related to a security deposit during the six months ended June 30, 2023.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $616,815. This was due to the result of the Company receiving net proceeds of $616,815 from the sale of common stock.

Net cash provided by financing activities for the six months ended June 30, 2023 was $1,142,444. This was due to the result of the Company receiving $1,151,580 in proceeds from the sale of common stock offset by making payments of $9,136 on a loan payable.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have no off-balance sheet arrangements.

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

As of June 30, 2024, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

We can provide no assurances that the FDA will approve our Class III application for internal surgical procedures in the U.S. market for our HemoStyp product..

We are reliant on receiving Premarket Approval (PMA) from the FDA for our HemoStyp product in order to implement our business strategy of targeting the surgical market. If we do not obtain a PMA for our HemoStyp product, we will have to materially change our strategy, which we cannot assure we would be successful in doing. We submitted our initial PMA application to the FDA in 2018, during 2022 and 2023, the Company worked to address certain deficiencies in its PMA application that were identified by the FDA in 2021. These deficiencies were largely related to the need for standardized procedures for our manufacturing process, and quality assurance procedures for finished, customer ready products.

On March 21, 2024, we submitted results of the human clinical trial and other information, including our manufacturing, sterilization and shipping processes, to the FDA. On June 18, 2024, the FDA issued a customary “Deficiencies Letter” to the company listing certain questions and comments on various elements of the application. The letter contained approximately 40 specific comments and requests for additional information covering the device description, sterility & shelf life, clinical & performance testing, and biocompatibility sections of the PMA application. The FDA’s 180-day PMA application review period will be paused while the Company develops its responses to the deficiencies that were identified, and will resume once all the responses have been submitted.

We cannot be assured that our HemoStyp product will meet the PMA requirements for FDA approval or that we will ever receive the requisite PMA for our HemoStyp product.

We are subject to extensive regulation by the FDA and must comply with the regulations of the FDA, as well as state, local and applicable international regulations. Failure to do so could harm our business.

Our HemoStyp products are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by the FDA through the applicable 510(k) premarket notification submission, granting of a de novo request, or Premarket Approval (PMA)), unless an exemption applies.The clearance and approval process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action, which could include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution.  The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, that may prevent or delay approval or clearance of our products or impact our ability to modify our products after clearance on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain clearance for our products, increase the costs of compliance or restrict our ability to maintain products after clearance.

The FDA has substantial discretion in the PMA approval process. The FDA can limit or deny approval of a product for many reasons, including, but not limited, to:

•	a product may not be deemed to be safe and effective;

•	the FDA may not find the data from clinical trials and preclinical studies sufficient;

•	the opportunity for bias in the clinical trials as a result of the open-label design may not be adequately handled and may cause our trial to fail;

•	the FDA may not approve suppliers’ processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

In addition, regulatory clearance or approval by the FDA does not ensure registration, clearance, approval, or certification by comparable foreign regulatory authorities. Complying with foreign regulatory requirements, including obtaining registrations, clearances, approvals, or certifications, can be expensive and time consuming, and we may not receive regulatory clearances, approvals, or certifications in each country or region in which we plan to market our products or we may be unable to do so on a timely basis. In turn, this could limit our ability to expand into international markets, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2024 through June 30, 2024. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
January 2024	Common Stock	600,000	$122,627 in cash	White Lion (1)
February 2024	Common Stock	850,000	$164,973 in cash	White Lion (1)
March 2024	Common Stock	600,000	$103,625 in cash	White Lion (1)
April 2024	Common Stock	1,100,000	$183,082 in cash	White Lion (1)
May 2024	Common Stock	150,000	$22,032 in cash	White Lion (1)
June 2024	Common Stock	150,000	$20,476 in cash	White Lion (1)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended January 25, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Louis Schiliro (4)

10.2	Restricted Stock Unit Agreement – Louis Schiliro (5)

10.3	Services Agreement with Brian Thom (6)

10.4	Restricted Stock Unit Agreement - Brian Thom (6)

10.5	Services Agreement with Kristofer Heaton (7)

10.6	Restricted Stock Unit Agreement - Kristofer Heaton (7)

10.7	Amendment to Restricted Stock Unit Agreement – Brian Thom (8)

10.8	Restricted Stock Unit Agreement – Robert Denser (8)

10.9	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (9)

10.10	Amendment to Stock Purchase Agreement dated January 25, 2023 (10)

10.11	Amendment No. 2 to Common Stock Purchase Agreement (11)

21	Subsidiaries of the Registrant - None

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (12)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2018

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2018

(6)	Incorporated by reference to the Form 8-K dated December 2, 2020

(7)	Incorporated by reference to the Form 8-K dated January 11, 2021

(8)	Incorporated by reference to the Form 8-K dated June 23, 2022

(9)	Incorporated by reference to the Form 8-K dated September 1, 2022

(10)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022

(11)	Incorporated by reference to the Form 8-K dated June 25, 2024

(12)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: August 13, 2024	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		August 13, 2024
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	August 13, 2024
Kristofer Heaton

By:	/s/ Robert Denser	Director	August 13, 2024
Robert Denser

