Form 10-Q
period 2024-09-30
United Health Products, Inc.
filed 2024-11-12
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of November 12, 2024 was 250,083,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,783	$95,420
Inventory	-	33,598
Prepaid and other current assets	19,908	22,804
Total current assets	63,691	151,822

Deferred offering costs	-	21,051
Operating lease right-of-use asset	54,726	76,520
Security deposit	2,850	2,850
Patents, net	29,362	32,400

TOTAL ASSETS	$150,629	$284,643

Current Liabilities
Accounts payable and accrued expenses	$926,603	$987,567
Accrued liabilities - related parties	421,668	226,475
Operating lease liability - current	29,640	28,838
Notes payable	150,000	-
Convertible notes payable, net of debt discount	207,500	207,500
Convertible notes payable – related party, net of debt discount	500,000	500,000
Total current liabilities	2,235,411	1,950,380

Operating lease liability – long-term	26,475	48,489
TOTAL LIABILITIES	2,261,886	1,998,869

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 249,633,222 and 244,783,222 shares issued and outstanding at September 30, 2024 and December 31, 2023	249,633	244,783
Additional Paid-In Capital	75,525,941	74,740,201
Accumulated Deficit	(77,886,831)	(76,699,210)
Total Stockholders’ Deficit	(2,111,257)	(1,714,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$150,629	$284,643

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	326,018	328,690	975,017	1,534,332
Research and development	65,885	121,761	247,157	445,550
Total Operating Expenses	391,903	450,451	1,222,174	1,979,882

Loss from Operations	(391,903)	(450,451)	(1,222,174)	(1,979,882)

Other Income (Expenses)
Interest expense	(7,613)	(15,779)	(22,839)	(32,435)
Interest expense – related party	(19,231)	(19,502)	(57,693)	(58,500)
Gain (loss) on settlement of debt	115,085	-	115,085	(80,532)
Total Other Income (Expenses)	88,241	(35,281)	34,553	(171,467)

Net Income (Loss)	$(303,662)	$(485,732)	$(1,187,621)	$(2,151,349)

Net Income (Loss) per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	248,614,744	241,485,939	247,365,704	237,713,870

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Nine Months Ended September 30, 2024 and September 30, 2023

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock	2,535,000	2,535	522,770	50,550	-	575,855

Common stock issued to settle accrued liabilities – related party	637,500	638	168,300	-	-	168,938

Common stock issued to settle accrued liabilities	300,000	300	79,200	-	-	79,500

Common stock issued for a stock subscription receivable	400,000	400	71,317	(71,717)	-	-

Amortization of deferred offering costs	-	-	(55,371)	-	-	(55,371)

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Net Loss	-	-	-	-	(1,142,706)	(1,142,706)

Balance at March 31, 2023	236,593,534	236,594	73,077,561	(71,717)	(75,218,649)	(1,976,211)

Sale of common stock	2,450,000	2,450	501,558	71,717	-	575,725

Common stock issued to settle accrued liabilities – related party	567,188	566	101,527	-	-	102,093

Common stock issued to settle accrued liabilities	412,500	413	73,838	-	-	74,251

Common stock issued for a stock subscription receivable	1,100,000	1,100	310,720	(311,820)	-	-

Amortization of deferred offering costs	-	-	(55,387)	-	-	(55,387)

Net Loss	-	-	-	-	(522,911)	(522,911)

Balance at June 30, 2023	241,123,222	241,123	74,009,817	(311,820)	(75,741,560)	(1,802,440)

Sale of common stock	1,030,000	1,030	246,363	311,820	-	559,213

Amortization of deferred offering costs	-	-	(53,769)	-	-	(53,769)

Net loss	-	-	-	-	(485,732)	(485,732)

Balance at September 30, 2023	242,153,222	$242,153	$74,202,411	$-	$(76,227,292)	$(1,782,728)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$(76,699,210)	$(1,714,226)

Sale of common stock	2,050,000	2,050	389,175	-	391,225

Amortization of deferred offering costs	-	-	(21,051)	-	(21,051)

Net Loss	-	-	-	(451,938)	(451,938)

Balance at March 31, 2024	246,833,222	246,833	75,108,325	(77,151,148)	(1,795,990)

Sale of common stock	1,400,000	1,400	224,190	-	225,590

Net Loss	-	-	-	(432,021)	(432,021)

Balance at June 30, 2024	248,233,222	248,233	75,332,515	(77,583,169)	(2,002,421)

Sale of common stock	1,400,000	1,400	193,426	-	194,826

Net Loss	-	-	-	(303,662)	(303,662)

Balance at September 30, 2024	249,633,222	$249,633	$75,525,941	$(77,886,831)	$(2,111,257)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities:
Net (Loss)	$(1,187,621)	$(2,151,349)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Write-off of inventory	33,598	-
Amortization of debt discount	-	26,502
Amortization expense	3,038	3,038
Amortization of right-of-use asset	582	346
Stock issued for litigation settlement	-	462,500
(Gain) loss on settlement of debt	(115,085)	80,532
Changes in assets and liabilities:
Inventory	-	1,132
Prepaid and other current assets	2,896	(7,504)
Accounts payable and accrued expenses	54,121	(14,040)
Accrued liabilities – related party	195,193	224,698
Accrued litigation settlement	-	(250,000)
Net Cash Used In Operating Activities	(1,013,278)	(1,624,145)

Cash Flows from Investing Activities:
Security deposit	-	(2,850)
Net Cash Used in Investing Activities	-	(2,850)

Cash Flows from Financing Activities:
Repayments on loan payable - related party	-	(4,000)
Repayments on loan payable	-	(19,136)
Payment of offering costs	(10,200)	(12,000)
Proceeds from sale of common stock	821,841	1,722,793
Proceeds from note payable	150,000	-
Cash flow provided by financing activities	961,641	1,687,657
Increase (decrease) in Cash and Cash Equivalents	(51,637)	60,662
Cash and Cash Equivalents – Beginning of period	95,420	13,377

CASH AND CASH EQUIVALENTS – END OF PERIOD	$43,783	$74,039

Supplemental cash flow information:
Cash paid for interest	$-	$15
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Amortization of deferred offering costs	$21,051	$164,527
Initial recognition of operating lease right-of-use asset and operating lease liability	$-	$92,425
Common stock issued to settle accrued liabilities – related party	$-	$218,250
Accounts payable and accrued expenses paid with promissory note payable	$-	$10,000
Common stock issued to settle accounts payable and accrued liabilities	$-	$126,000

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

Note 1. Organization and Basis of Preparation

United Health Products, Inc. (the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, CelluSTAT® (formerly branded as HemoStyp), is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our hemostatic gauze product line into the U.S. Class III and European CE Mark human surgical markets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024 and December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

 Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of its CelluSTAT product by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company receives orders for its CelluSTAT products directly from its customers. Revenues are recognized based on the agreed upon sales or transaction price with the customer when control of the promised goods are transferred to the customer. The transfer of goods to the customer and satisfaction of the Company’s performance obligation will occur either at the time when products are shipped or when the products arrive and are received by the customer. No discounts are currently offered by the Company. The Company does not provide an estimate for returns as there is no anticipation for any returns in the normal course of business.

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

There were no provisions for doubtful accounts recorded at September 30, 2024 and December 31, 2023. The Company recorded $0 in bad debt expense for the three and nine month periods ended September 30, 2024 and 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of work-in process.

	September 30, 2024	December 31, 2023
Finished goods	$-	$33,598
Total inventory	$-	$33,598

During the nine months ended September 30, 2024 and 2023, the Company determined that $33,598 and $0 of inventory needed to be impaired and written-off, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of September 30, 2024 included 47,665,000 of restricted stock units, 6,014,802 shares for convertible notes payable – related parties and 2,381,108 shares for convertible notes payable. The total potential common shares as of September 30, 2023 included 47,665,000 of restricted stock units, 3,636,957 shares for convertible notes payable – related parties and 1,439,783 shares for convertible notes payable.

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

Accumulated amortization as of September 30, 2024 and December 31, 2023 was $11,138 and $8,100, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $3,038 and $3,038, respectively.

Future Amortization Expense

Year	Amount
2024 (remaining)	$1,012
2025	4,050
2026	4,050
2027	4,050
2028	4,050
Thereafter	12,150
$29,362

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2024 and 2023, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $84,616 and $84,320 in advertising and marketing costs during the nine months ended September 30, 2024 and 2023, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $247,157 and $445,550 in research and development expenses during the nine months ended September 30, 2024 and 2023, respectively.

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

The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of September 30, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively. Accrued interest associated with the note was $123,822 and $77,287 as of September 30, 2024 and December 31, 2023, respectively.

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

The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of September 30, 2024 and December 31, 2023, the remaining unamortized debt discount was $0, respectively. Accrued interest associated with the note was $25,596 and $14,438 as of September 30, 2024 and December 31, 2023, respectively.

Interest expense – related party on the above convertible notes payable was $19,231 (including $0 of debt discount amortization related to the OID) and $19,491 (including $6,043 of debt discount amortization related to the OID) during the three months ended September 30, 2024 and 2023, respectively. Interest expense – related party on convertible notes payable was $57,693 (including $0 of debt discount amortization related to the OID) and $58,278 (including $17,933 of debt discount amortization related to the OID) during the nine months ended September 30, 2024 and 2023, respectively. Accrued interest – related party due to these convertible notes was $149,418 and $91,725, as of September 30, 2024 and December 31, 2023, respectively.

Loans payable – related parties

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. The loan has an interest rate of 10% and was due on demand. During the nine months ended September 30, 2023, the Company repaid $4,000 of principal.

Interest expense – related party on the above loan was $11 during the three months ended September 30, 2023. Interest expense – related party was $222 during the nine months ended September 30, 2023.

Accrued liabilities – related parties

As of September 30, 2024 and December 31, 2023, $272,250 and $134,750 of accrued compensation was due to the Company’s officers and management, respectively.

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

The notes are convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of September 30, 2024 and December 31, 2023, the remaining unamortized debt discount was $0 and $0, respectively.

Interest expense on the above convertible notes payable was $7,613 (including $0 of debt discount amortization related to the OID) and $8,135 (including $2,811 of debt discount amortization related to the OID) during the three months ended September 30, 2024 and 2023, respectively. Interest expense was $22,839 (including $0 of debt discount amortization related to the OID) and $24,541 (including $8,569 of debt discount amortization related to the OID) during the nine months ended September 30, 2024 and 2023, respectively. Accrued interest as of September 30, 2024 and December 31, 2023 was $49,588 and $26,749, respectively, and has been recorded in accrued liabilities on the balance sheet.

Note 5. Notes Payable

During the nine months ended September 30, 2024, the Company issued a $150,000 note payable. The note is non-interest bearing and would be repaid by the proceeds of a contemplated future equity investment. In the event the contemplated investment or similar investment is not completed within sixty days of the execution of the note payable, then 100% of any net proceeds received from any external capital raising activities will be used to pay down the note payable until it is paid in full. In October 2024, the note payable was amended and the number of days the contemplated investment or similar investment could be completed was changed from sixty days to one hundred twenty (120) days. As of September 30, 2024 the outstanding balance of the note payable was $150,000.

Note 6. Issuances of Securities

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

•	1,850,000 shares of common stock with a fair value of $462,500 were issued to settle litigation (see Note 7).

Share issuances 2024

During the nine months ended September 30, 2024, the Company had the following common stock transactions:

•	4,850,000 shares of common stock were sold for $811,641, net of legal and administrative fees of $10,200, under the Company’s common stock purchase agreement with White Lion.

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

Restricted stock units

As of September 30, 2024 and December 31, 2023, the Company has 47,665,000 restricted stock units (RSU) outstanding. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of September 30, 2024, there was $25,313,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the nine months ended September 30, 2024 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2023	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at September 30, 2024	47,665,000	$0.54

Note 7. Litigation

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

Note 8. Other Income

During the nine months ended September 30, 2024, the Company entered into a settlement agreement with one of its vendors related to outstanding invoices. The Company paid $55,532 to the vendor related to outstanding invoices of approximately $171,000 resulting in a gain on settlement of $115,085. The gain of $115,085 was recorded as other income in the statement of operations.

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$26,232	$11,746

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024 and 2023	$25,650	$11,400
Weighted average remaining lease term – operating leases (in years)	1.67 years	2.67 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2024	At December 31, 2023
Operating leases
Remaining right-of-use assets	$54,726	$76,520

Short-term operating lease liabilities	$29,640	$28,838
Long-term operating lease liabilities	$26,475	$48,489
Total operating lease liabilities	$56,115	$77,327

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2024 (Remaining)	$8,891
2025	36,394
2026	15,410
Total lease payments	60,695
Less: Imputed interest/present value discount	(4,580)
Present value of lease liabilities	$56,115

Note 10. Subsequent Events

The Company has evaluated events from September 30, 2024, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company sold 450,000 shares of common stock to White Lion for net proceeds of $40,539 after $1,200 of administrative fees were deducted.

In October 2024, the outstanding note payable was amended and the number of days the contemplated investment or similar investment could be completed was changed from sixty days to one hundred twenty (120) days.

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

Company Overview

UHP develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, CelluSTAT®, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our hemostatic gauze product line into the U.S. Class III and European CE Mark human surgical markets.

Our CelluSTAT Gauze Products

CelluSTAT hemostatic gauze is a natural substance created from chemically treated cellulose derived from cotton. It is an effective hemostatic agent registered with the FDA for superficial use under a 510(k) approval obtained in 2012 to help control bleeding from open wounds and body cavities. The CelluSTAT hemostatic material contains no chemical additives, thrombin, collagen or animal-derived products, and is hypoallergenic. When the product comes in contact with blood it expands slightly and quickly converts to a translucent gel that subsequently breaks down into cellulose and salts. Because of its benign impact on body tissue and the fact that it degrades to non-toxic end products, CelluSTAT does not impede the healing of body tissue as compared to certain competing hemostatic products.

CelluSTAT (formerly branded as HemoStyp) hemostatic gauze is a flexible, silk-like material that is applied by placing the gauze onto the bleeding tissue. The supple material can be easily folded and manipulated as needed to fit the size of the wound or incision. In surface bleeding and surgical situations, the product quickly converts to a translucent gel that allows the physician or surgeon to monitor the coagulation process. The gel maintains a neutral pH level, which avoids damaging the surrounding tissue. In superficial bleeding situations, CelluSTAT can be bonded to an adhesive plastic bandage or integrated into a traditional gauze component to address a broad range of needs, including traumatic bleeding injuries and prolonged bleeding following hemodialysis.

Background and Developments

In 2012, the Company began marketing its CelluSTAT hemostatic gauze for human topical and dental applications as well as for and veterinary surgical applications under an FDA 510k approval.

In 2018, the Company determined to pursue a Class III designation to market its hemostatic gauze under an FDA Premarket Approval as an adjunct product to achieve hemostasis in human surgical applications. In February 2018, the Company completed and submitted to the FDA all materials relevant for the pre-market approval (or PMA) for CelluSTAT as a Class III application for internal surgical procedures. Since our initial PMA submission, we have conducted a human trial and have worked to address certain deficiencies in our PMA application that were identified by the FDA.

On March 21, 2024, we submitted results of the human clinical trial and other information, including our manufacturing, sterilization and shipping processes, to the FDA. On June 18, 2024, the FDA issued a customary "Deficiencies Letter" to the company listing certain questions and comments on various elements of the application. The letter contained approximately 40 specific comments and requests for additional information covering the device description, sterility & shelf life, clinical & performance testing, and biocompatibility sections of the PMA application. The FDA's 180-day PMA application review period will be paused while we develop responses to the deficiencies that were identified and will resume once all the responses have been submitted.

On August 15, 2024, we submitted a Submission Issue Request (SIR) to the FDA outlining its plan to address and respond to the FDA Deficiencies Letter. On September 16, 2024, at the FDA’s request, the Company submitted a condensed list of questions relating to the prior SIR submission. On October 29. 2024, the Company and FDA conducted a virtual meeting to discuss the SIR and the condensed list of questions.

From September 23 through October 4, 2024, the FDA conducted a Bioresearch Monitoring Program (BIMO) Inspection of our records and procedures relating to our 2019 clinical study, following which the FDA delivered its Inspectional Observations on Form 483. On October 25, 2024, we submitted our response to the observations on the Form 483, which the FDA will consider in developing its final report on the BIMO Inspection.

On October 29, 2024, the Company and its regulatory consultant met with the FDA’s PMA application review committee. The purpose of the meeting was to present, discuss and seek feedback from the FDA on our proposed resolutions to the deficiencies. Topics discussed include our clinical testing (including the results of the human trial), biocompatibility, product sterilization and shelf life.

During the discussion, the Company noted the results of its clinical trial involving 232 patients (of whom 118 were treated with its hemostatic gauze) that showed both non-inferiority and superiority for time to hemostasis using CelluSTAT relative to the standard of care and showed no evidence of heterogeneity of results across procedure categories, surgeons, or clinical sites, indicating both poolability and generalizability of study results. The Company also noted that none of the adverse events that occurred during the study were attributable to its hemostatic gauze product.

                The FDA requested more data to confirm the safety and effectiveness of CelluSTAT in surgical procedures in the intestinal and thoracic organ space, where organ movement can impact the post operative stability of a hemostat and where observation of post operative rebleeding is more difficult. To address this concern, we have proposed to enroll a limited number of human subjects in a multi-site study as an extension of the original pivotal study, with patients undergoing surgical procedures within the organ space. The supplemental study process will consist of submitting an Investigational Device Exemption (IDE) for FDA approval, identifying and contracting suitable surgical sites, enrolling patents, and data collection and analysis.

There can be no assurance that our PMA application will be approved.

Potential Target Markets

Our CelluSTAT material is currently cut to several sizes and configuration and marketed as CelluSTAT Gauze. While we have paused our commercial activities to focus on our Class III PMA application, our potential customer base includes, without limitation, the following:

•	Hospitals and Surgery Centers for all Internal Surgical usage (in the event we obtain FDA Class III approval)
•	Hospitals, Clinics and Physicians for external trauma
•	EMS, Fire Departments and other First Responders
•	Military Medical Care Providers
•	Hemodialysis centers
•	Nursing Homes and Assisted Living Facilities
•	Dental and Oral & Maxillofacial Surgery Offices
•	Veterinary hospitals

Primary Strategy

Our CelluSTAT technology received an FDA 510(k) approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for CelluSTAT products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III human surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. We believe that our extensive laboratory testing and our completed human trial indicate that the CelluSTAT technology could successfully compete against established Class III market participants, and could gain a significant market share. As discussed above, we are in the process of seeking FDA pre-market approval for our CelluSTAT product. There can be no assurance that an FDA PMA will be granted.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending September 30, 2024 and 2023

The following table sets forth a summary of certain key financial information for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(391,903)	$(450,451)

Operating (loss)	$(391,903)	$(450,451)

Other income (expense)	$88,241	$(35,281)

Net (loss)	$(303,662)	$(485,732)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended September 30, 2024 versus Three Months ended September 30, 2023

During the three months ended September 30, 2024 and 2023, the Company had $0 of revenues. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 were $391,903 and $450,451, respectively.

The decrease in operating expenses for the three months ended September 30, 2024 was primarily due to the Company having a decrease in research and development expenses of $55,876.

Other income (expense)

Other income (expense) for the three months ended September 30, 2024 and 2023 was $88,241 and $(35,281), respectively. The decrease in other expense was primarily due to the Company paying $55,532 to settle approximately $171,000 of accounts payable resulting in a $115,085 gain on settlement of debt.

Our net loss for the three months ended September 30, 2024 was $303,662 as compared to net loss of $485,732 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $58,548 and a decrease in other expense of $123,522, as explained above.

Results of Operations for the nine months ending September 30, 2024 and 2023

The following table sets forth a summary of certain key financial information for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(1,222,174)	$(1,979,882)

Operating (loss)	$(1,222,174)	$(1,979,882)

Other income (expense)	$34,553	$(171,467)

Net (loss)	$(1,187,621)	$(2,151,349)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Nine Months ended September 30, 2024 versus Nine Months ended September 30, 2023

During the nine months ended September 30, 2024 and 2023, the Company had $0 of revenues. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2024 and 2023 were $1,222,174 and $1,979,882, respectively.

The decrease in operating expenses was primarily due to a decrease of $462,500 in litigation settlement expenses, a decrease of $132,015 in legal and professional expenses and research and development expenses decreasing $198,393 to $247,157 during the nine months ended September 30, 2024 from $445,550 in the nine months ended September 30, 2023.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2024 and 2023 was $34,553 and $(171,467), respectively. The change in other income (expense) was primarily due to the Company having a $115,085 gain on settlement in the current period and having a loss on settlement of debt of $80,532 in the comparable period from the prior year.

Our net loss for the nine months ended September 30, 2024 was $1,187,621 compared to net loss of $2,151,349 for the comparable period of the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $757,708 and a decrease in other expenses of $206,020 as explained above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024, the Company had a negative working capital of $2,171,720. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2023 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

The Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $3.2 million in proceeds from White Lion to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand at September 30, 2024 and December 31, 2023 was $43,783 and $95,420, respectively.

The following table summarizes selected items from our statements of cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,013,278)	$(1,624,145)
Net cash used in investing activities	-	(2,850)
Net cash provided by financing activities	961,641	1,687,657

Net increase (decrease) in cash and cash equivalents	$(51,637)	$60,662

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $1,013,278. The Company had a net loss of $1,187,621 and a gain on settlement of debt of $115,085 offset by amortization expense of $3,038, write-off of inventory of $33,598, amortization of right-of-use asset of $582, a decrease in prepaid and other current assets of $2,896, an increase in accrued liabilities - related party of $195,193 and an increase in accounts payable and accrued expenses of $54,121.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2024.

The Company paid $2,850 related to a security deposit during the nine months ended September 30, 2023.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $961,641. This was due to the result of the Company receiving net proceeds of $811,641 from the sale of common stock and $150,000 in proceeds from a note payable.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1,687,657. This was due to the result of the Company receiving net proceeds of $1,710,793 from the sale of stock offset by making payments of $19,136 on a loan payable and $4,000 on a loan payable – related party.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no off-balance sheet arrangements.

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

As of September 30, 2024, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our system of internal controls over financial reporting.

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

We can provide no assurances that the FDA will approve our Class III application for internal surgical procedures in the U.S. market for our CelluSTAT product.

We are reliant on receiving Premarket Approval (PMA) from the FDA for our CelluSTAT product in order to implement our business strategy of targeting the surgical market. If we do not obtain a PMA for our CelluSTAT product, we will have to materially change our strategy, which we cannot assure we would be successful in doing. We submitted our initial PMA application to the FDA in 2018, during 2022 and 2023, the Company worked to address certain deficiencies in its PMA application that were identified by the FDA in 2021. These deficiencies were largely related to the need for standardized procedures for our manufacturing process, and quality assurance procedures for finished, customer ready products.

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

We cannot be assured that our CelluSTAT product will meet the PMA requirements for FDA approval or that we will ever receive the requisite PMA for our CelluSTAT product.

We are subject to extensive regulation by the FDA and must comply with the regulations of the FDA, as well as state, local and applicable international regulations. Failure to do so could harm our business.

Our CelluSTAT products are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by the FDA through the applicable 510(k) premarket notification submission, granting of a de novo request, or Premarket Approval (PMA)), unless an exemption applies. The clearance and approval process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action, which could include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution. The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, that may prevent or delay approval or clearance of our products or impact our ability to modify our products after clearance on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain clearance for our products, increase the costs of compliance or restrict our ability to maintain products after clearance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes all sales of our unregistered securities from January 1, 2024 through September 30, 2024. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
January 2024	Common Stock	600,000	$122,627 in cash	White Lion (1)
February 2024	Common Stock	850,000	$164,973 in cash	White Lion (1)
March 2024	Common Stock	600,000	$103,625 in cash	White Lion (1)
April 2024	Common Stock	1,100,000	$183,082 in cash	White Lion (1)
May 2024	Common Stock	150,000	$22,032 in cash	White Lion (1)
June 2024	Common Stock	150,000	$20,476 in cash	White Lion (1)
August 2024	Common Stock	500,000	$71,616 in cash	White Lion (2)
September 2024	Common Stock	900,000	$123,210 in cash	White Lion (2)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended January 25, 2023.

(2)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended June 20, 2024.

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

UNITED HEALTH PRODUCTS, INC.

Dated: November 12, 2024	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		November 12, 2024
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	November 12, 2024
Kristofer Heaton

By:	/s/ Robert Denser	Director	November 12, 2024
Robert Denser

