Form 10-K
period 2024-12-31
United Health Products, Inc.
filed 2025-03-28
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2024

OR

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

 Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value

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

As of June 30, 2024, the number of shares held by non-affiliates was approximately 243,814,822 shares. The approximate market value based on the last sale (i.e. $0.165 per share as of June 30, 2024, the last business day of the second quarter) of the Company’s Common Stock was approximately $40,229,446.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of March 26, 2025 was 252,408,222.

  United Health Products, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

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

PART I

ITEM 1. BUSINESS

Company Overview

United Health Products, Inc. (“UHP”, “we” or the “Company”) develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, CelluSTAT®, is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our hemostatic gauze product line into the U.S. Class III and European CE Mark human surgical markets.

Developments

We are continuing on our path to seek FDA Premarket Approval (PMA) for our CelluSTAT Hemostatic Gauze products to implement our business strategy.

In March 2024, we submitted a full application for Premarket Approval to the FDA. The FDA responded in June 2024 with a “Deficiencies Letter” listing approximately 40 specific comments and requests for additional information covering the device description, sterility & shelf life, clinical & performance testing, and biocompatibility sections of the PMA application. In August 2024, we submitted a Submission Issue Request (SIR) to the FDA outlining our plan to address and respond to the FDA’s comments. Then, in August 2024, at the FDA’s request, the Company followed-up with a condensed list of questions relating to the prior SIR submission.

In October 2024, the Company and FDA conducted a virtual meeting to discuss the SIR and the follow-up questions. During the discussion, the Company noted the results of its 2019 clinical trial involving 232 patients (of whom 118 were treated with its hemostatic gauze) that showed statistically superior performance in time to hemostasis using CelluSTAT over Ethicon’s Surgicel Original, the standard of care. The study results also showed no evidence of heterogeneity of results across procedure categories, surgeons, or clinical sites, indicating both poolability and generalizability of study results. The Company also noted that none of the adverse events that occurred during the study were attributable to its hemostatic gauze product.

Notwithstanding the safety record from the original clinical study, the FDA requested more data to confirm the safety and effectiveness of CelluSTAT in surgical procedures in the intestinal and thoracic organ space, where organ movement can impact the post operative stability of a hemostat and where observation of post operative rebleeding is more difficult. To address this concern, we have proposed to enroll 27 human subjects in a multi-site study as an extension of the original pivotal study, with patients undergoing open surgical procedures within the organ space. The supplemental study process will consist of submitting an Investigational Device Exemption (IDE) for FDA approval, identifying and contracting suitable surgical sites, enrolling patents, and data collection and analysis.

The FDA's 180-day PMA application review period is on pause while we work to address the FDA’s requests and will resume once we submit all our responses.

From September 23 through October 4, 2024, the FDA conducted a Bioresearch Monitoring Program (BIMO) Inspection of our records and procedures relating to our clinical study, following which the FDA delivered its Inspectional Observations on Form 483. On October 25, 2024, we submitted our response to the FDA’s observations, which the FDA will consider in developing its final report on the BIMO Inspection.

There can be no assurance that our PMA application will be approved.

Our CelluSTAT Gauze Products

CelluSTAT Hemostatic Gauze (formerly branded as HemoStyp) is a natural substance created from chemically treated cellulose derived from cotton. It is an effective hemostatic agent registered with the FDA for superficial use under a 510(k) approval obtained in 2012 to help control bleeding from open wounds and body cavities. The CelluSTAT hemostatic material contains no chemical additives, thrombin, collagen or animal-derived products, and is hypoallergenic. When the product comes in contact with blood it expands slightly and quickly converts to a translucent gel that subsequently breaks down into cellulose and salts. Because of its benign impact on body tissue and the fact that it degrades to non-toxic end products, CelluSTAT does not impede the healing of body tissue as compared to certain competing hemostatic products.

CelluSTAT hemostatic gauze is a flexible, silk-like material that is applied by placing the gauze onto the bleeding tissue. The supple material can be easily folded and manipulated as needed to fit the size of the wound or incision. In surface bleeding and surgical situations, the product quickly converts to a translucent gel that allows the physician or surgeon to monitor the coagulation process. The gel maintains a neutral pH level, which avoids damaging the surrounding tissue. In superficial bleeding situations, CelluSTAT can be bonded to an adhesive plastic bandage or integrated into a traditional gauze component to address a broad range of needs, including traumatic bleeding injuries and prolonged bleeding following hemodialysis.

Potential Target Markets

Our CelluSTAT material is currently cut to several sizes and configurations. While we have paused our commercial activities to focus on our Class III PMA application, our potential customer base includes, without limitation, the following:

•	Hospitals and Surgery Centers for all Internal Surgical usage (in the event we obtain FDA Class III approval)
•	Hospitals, Clinics and Physicians for external trauma
•	EMS, Fire Departments and other First Responders
•	Military Medical Care Providers
•	Hemodialysis centers
•	Nursing Homes and Assisted Living Facilities
•	Dental and Oral & Maxillofacial Surgery Offices
•	Veterinary hospitals

Primary Strategy

Our CelluSTAT technology received an FDA 510(k) approval in 2012 for use in external or superficial bleeding situations and we believe there is an opportunity for CelluSTAT products to address unmet needs in several medical applications that represent attractive commercial opportunities. However, the Class III human surgical markets, both domestic and international, represent the most attractive market for our products due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding requirements of the human surgical environment. We believe that our extensive laboratory testing and our completed human trial indicate that the CelluSTAT technology could successfully compete against established Class III market participants, and could gain a significant market share. As described above, we are in the process of seeking FDA pre-market approval for our CelluSTAT product. There can be no assurance that an FDA PMA will be granted.

In anticipation of receiving a Class III PMA (which cannot be assured), we are evaluating paths to rapidly develop and grow our revenue and profits in all target market segments, with the objective of maximizing shareholder value. We do not intend to pursue the full commercialization of our products independently nor to remain an independent company in the long term. Options under consideration include (i) a sale or merger of the Company with an industry leader in the wound care and surgical device sectors, which may include a pre-sale collaboration on commercialization and distribution and (ii) one or more commercial partnerships with established market participants, without any specific, associated sale or merger transaction.

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

Competition

The wound care products market in the United States is concentrated among large and established companies such as Baxter International, Becton Dickinson & Company, Johnson & Johnson (Ethicon), Teleflex and 3M Company, each of which have greater capital and operational resources than us. Our hemostatic gauze product will directly compete in the hemostat and wound care markets served by these companies. In these markets, competitive factors include product performance, price, breadth of product offerings, value-added service programs, service and delivery, credit terms, and customer support.

Government Regulation

We are subject to oversight by various federal and state governmental entities and we are subject to, and affected by, a variety of federal and state laws, regulations and policies generally applicable to the healthcare and medical device industries. See Item 1A “Risk Factors – Risks Relating to Government Regulation –  ‘We are subject to extensive regulation by the FDA and must comply with the regulations of the FDA(including after the potential receipt of an FDA PMA), as well as state, local and applicable international regulations. Failure to do so could harm our business’; ‘The healthcare industry is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages’; and ‘Failure to comply with laws or government regulations could result in penalties’”.

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

Research and Development Expenditures

In the years ending December 31, 2024 and 2023 we incurred research and development expenditures of $355,936 and $598,810, respectively.

Personnel

As of March 26, 2025, we have three Company personnel working under consulting agreements.

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

For the years ended December 31, 2024 and 2023, the Company had a net loss of $2,001,733 and $2,623,267, respectively. We may continue to lose money in the future, and we will rely on financing to fund our business strategy for the foreseeable future as discussed in the Risk Factor “We will need additional financing to execute our business plan and fund operations, which may not be available”.

We can provide no assurances that the FDA will approve our Class III application for internal surgical procedures in the U.S. market for our CelluSTAT product.

We are reliant on receiving Premarket Approval (PMA) from the FDA for our CelluSTAT product in order to implement our business strategy of targeting the surgical market. If we do not obtain a PMA for our CelluSTAT product, we will have to materially change our strategy, which we cannot assure we would be successful in doing. We filed our initial PMA application with the FDA in 2021, and after addressing FDA comments in the ensuing years following the COVID pandemic, we submitted our  revised PMA application to the FDA in March 2024. The FDA responded, notifying us of certain deficiencies in our application, which we responded to and discussed with the FDA during 2024, and which we continue to address. See Item 1 “Business – Developments”.

We cannot be assured that our CelluSTAT product will meet the FDA requirements for Premarket Approval or that we will ever receive the requisite PMA to be able to commercialize our CelluSTAT product in the U.S. human surgical market.

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

Our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2024. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2024 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

RISKS RELATED TO GOVERNMENT REGULATION

We are subject to extensive regulation by the FDA and must comply with the regulations of the FDA (including after the potential receipt of an FDA PMA), as well as state, local and applicable international regulations. Failure to do so could harm our business.

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

The Company’s common stock is quoted on the OTC Pink. Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Since 2018 the Company has been primarily focused on pursuing FDA Pre-Market Approval (PMA) for its CelluSTAT products to enable it to access the Class III surgical markets and has de-emphasized its commercial operations. We have fewer than 10 employees and consultants and currently use third-party vendors and service providers for certain product development and regulatory approval activities. Most of the information generated and collected by the Company is stored and maintained by these third-party vendors and service providers. Each of these providers has demonstrated its own cybersecurity protocols which our management believes to be adequate for protecting the Company’s digital files in their possession. Our CEO (who is also one of the Company’s directors) and VP of Finance are responsible for assessing and managing cybersecurity risks. Neither of them have cybersecurity expertise. Due to the current small size and limited commercial operations of the Company, we have no formal cybersecurity policies and processes in place, however, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

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

ITEM 2. PROPERTIES

Since May 2023, the Company has leased approximately 1,800 square feet of office space in Mt. Laurel, New Jersey that is used as the principal executive office.

The Company is a virtual company with personnel in three states, largely working remotely.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The common shares of the Company are quoted on the OTC Pink under the symbol UEEC. There is no established trading market for our common shares and there has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented, rounded to the nearest penny.

	High	Low
For Year Ended 2024
First Quarter	$0.25	$0.18
Second Quarter	$0.21	$0.15
Third Quarter	$0.19	$0.11
Fourth Quarter	$0.15	$0.05

For Year Ended 2023
First Quarter	$0.30	$0.19
Second Quarter	$0.34	$0.17
Third Quarter	$0.34	$0.23
Fourth Quarter	$0.29	$0.20

Holders

As of March 26, 2025, there were approximately 408 holders of record of the Company’s issued and outstanding shares of common stock.

Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

Stock Issuances

The following table summarizes all sales and issuances by the Company of unregistered securities during the year ended December 31, 2024. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital and general corporate purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
January 2024	Common Stock	600,000	$122,627 in cash	White Lion (1)
February 2024	Common Stock	850,000	$164,973 in cash	White Lion (1)
March 2024	Common Stock	600,000	$103,625 in cash	White Lion (1)
April 2024	Common Stock	1,100,000	$183,082 in cash	White Lion (1)
May 2024	Common Stock	150,000	$22,032 in cash	White Lion (1)
June 2024	Common Stock	150,000	$20,476 in cash	White Lion (1)
August 2024	Common Stock	500,000	$71,616 in cash	White Lion (2)
September 2024	Common Stock	900,000	$123,210 in cash	White Lion (2)
October 2024	Common Stock	450,000	$40,539 in cash	White Lion (2)
December 2, 2024	Unit	700,000	$56,000 in cash	Accredited investor (3)
December 3, 2024	Unit	125,000	$10,000 in cash	Accredited investor (3)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended January 25, 2023.

(2)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended June 20, 2024.

(3)

Issued to accredited investors pursuant to subscription agreements and warrant agreements dated as shown above.   Each Unit consists of 1 share of common stock and ½ warrant to purchase an additional share at $0.14/share until December 31, 2026.

 Description of Our Capital Stock

The following description of our capital stock is a summary only and is qualified by reference to our Certificate of Incorporation and Bylaws, which are included as Exhibits 3.1, 3.2, 3.3 and 3.4 to this report.

General

Our authorized capital stock consists of (i) 300,000,000 shares of common stock, with a par value of $0.001 per share and (ii) 1,000,000 shares of Series A preferred stock with par value of $0.001. As of March 26, 2025, there were 252,408,222 shares of common stock and no shares of Series A preferred stock issued and outstanding.

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

Executive Level Overview

The Company develops, manufactures, and markets CelluSTAT®, the Company’s patented hemostatic gauze designed to absorb exudate and help control bleeding from superficial wounds. Made from cotton, our gauze provides an effective solution for wound care and hemostasis in various healthcare settings.

The Company is actively working to expand our market reach by securing regulatory approvals for use in human surgical applications. It is in the process of seeking U.S. Class III approval from the Food and Drug Administration (FDA) and CE Mark certification in Europe. These approvals would allow the Company to introduce its hemostatic gauze product line into the surgical market, where the Company’s management believes it can make a meaningful impact on patient care.

See Item 1 “Business – Developments” for a discussion about the Company’s efforts in seeking FDA Premarket Approval for its CelluSTAT product.

Results of Operations years ending December 31, 2024 and 2023

The following table sets forth a summary of certain key financial information for the years ended December 31, 2024 and 2023:

	2024	2023

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(2,007,572)	$(2,426,539)

Operating (loss)	$(2,007,572)	$(2,426,539)

Other income (expense)	$5,839	$(196,728)

Net (loss)	$(2,001,733)	$(2,623,267)

Basic and diluted	$(0.01)	$(0.01)

Year ended December 31, 2024 versus year ended December 31, 2023

During the year ended December 31, 2024 and 2023, the Company had $0 revenues, respectively. The Company did not generate any revenues in the current year due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the year ended December 31, 2024 and 2023 were $2,007,572 and $2,426,539, respectively.

The decrease in operating expenses was primarily due to a decrease of $462,500 in litigation settlement expenses, a decrease of $126,407 in legal and professional expenses and a decrease of $242,874 in research and development expenses during the year ended December 31, 2024 offset by an increase of $375,000 in stock compensation expense related to the vesting of RSU’s and an increase of $33,598 for the write-down of obsolete inventory.

Other income (expense)

Other income (expense) for the year ended December 31, 2024 and 2023 was $5,839 and $(196,728), respectively. The change in other income (expense) was primarily due to the Company having a $115,085 gain on settlement of debt in the current year and having a loss on settlement of debt of $80,532 in the prior year.

The net loss for the year ended December 31, 2024 was $2,001,733 as compared to a net loss of $2,623,267 for the prior year. The decrease in the net loss was due to the Company having a decrease in operating expenses of $418,967 offset by an increase in other income (expense) of $202,567 during the year ended December 31, 2024 to $5,839, as explained above.

Liquidity and Capital Resources

As of December 31, 2024, the Company had a negative working capital of $1,449,469. The Company has not yet attained a level of operations, and for the foreseeable future will not achieve commercial operations, which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2024 and 2023 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company generated no revenue during the years ended December 31, 2024 and 2023 due to focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

As discussed in Note 6 of the financial statements, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. As of the date of this filing, the Company has received approximately $3.2 million in proceeds from White Lion which the Company has used to pay for its operations and finalization of its Class III PMA application. The sale of additional equity or convertible debt securities would be dilutive to our shareholders. In addition, economic conditions and actions by policymaking bodies are contributing to rising interest rates and significant capital market volatility, which, along with increases in our borrowing levels, could increase our future borrowing costs.

Cash Flows

The Company’s cash on hand as of December 31, 2024 and 2023 was $168,883 and $95,420, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2024 and 2023:

	2024	2023
Net cash used in operating activities	$(1,194,716)	$(2,200,645)
Net cash used in investing activities	-	(2,850)
Net cash provided by financing activities	1,268,179	2,285,538

Net increase (decrease) in cash and cash equivalents	$73,463	$82,043

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $1,194,716. The Company had a net loss of $2,001,733 and a gain on settlement of debt of $115,085 offset by amortization expense of $4,050, stock for services and compensation of $375,000, write-off of inventory of $33,598, amortization of right-of-use asset of $586, a decrease in prepaid and other current assets of $4, an increase in accrued liabilities - related party of $76,924, an increase in accrued compensation of $355,750 and an increase in accounts payable and accrued expenses of $76,190.

Net cash used in operating activities for the year ended December 31, 2023 was $2,200,645. The Company had net loss of $2,623,267 offset by amortization expense of $4,050, amortization of right-of-use asset of $807, amortization of debt discount of $32,992, stock issued for litigation settlement of $462,500, a loss on debt settlement of $80,532, a decrease in inventory of $1,132, a decrease in prepaid and other current assets of $128 and an increase in accrued liabilities - related party of $53,569 and an increase in accrued compensation of $246,577.  The Company also had a decrease in accounts payable and accrued expenses of $159,665 and a decrease in accrued litigation settlement of $300,000.

 Net Cash Provided by (Used in) Investing Activities

The Company did not have any investing activities during the year ended December 31, 2024.

The Company paid $2,850 related to a security deposit during the year ended December 31, 2023.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $1,268,179. This was due to the result of the Company receiving net proceeds of $863,579 from the sale of common stock offset by making payments of $11,400, proceeds of $66,000 from the sale of units, $200,000 in proceeds from a convertible note payable, and $150,000 in proceeds from a promissory note payable.

Net cash provided by financing activities for the year ended December 31, 2023 was $2,285,538. This was due to the result of the Company receiving net proceeds of $2,326,674 from the sale of stock offset by making payments of offering costs of $17,400, repayments of $19,136 on a loan payable, and repayments of $4,000 on a loan payable – related party.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 can be found beginning on Page F-2 of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Untied Health Products, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as United Health Products, Inc.'s auditor since 2019.

Midvale, Utah

March 28, 2025

    UNITED HEALTH PRODUCTS, INC.

Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and Cash Equivalents	$168,883	$95,420
Inventory	-	33,598
Prepaid and other current assets	22,800	22,804
Total current assets	191,683	151,822

Deferred offering costs	-	21,051
Operating lease right-of-use asset	47,096	76,520
Security deposit	2,850	2,850
Patents, net	28,350	32,400

TOTAL ASSETS	$269,979	$284,643

Current Liabilities
Accounts payable and accrued expenses	$830,672	$869,567
Accrued liabilities - related parties	168,649	91,725
Accrued compensation	608,500	252,750
Operating lease liability - current	33,331	28,838
Convertible notes payable, net of debt discount	-	207,500
Convertible notes payable – related party, net of debt discount	-	500,000
Total current liabilities	1,641,152	1,950,380

Convertible notes payable, net of debt discount	557,500	-
Convertible notes payable – related party, net of debt discount	500,000	-
Operating lease liability – long-term	15,158	48,489
TOTAL LIABILITIES	2,713,810	1,998,869

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 252,408,222 and 244,783,222 shares issued and outstanding at December 31, 2024 and December 31, 2023	252,408	244,783
Additional Paid-In Capital	76,004,704	74,740,201
Accumulated Deficit	(78,700,943)	(76,699,210)
Total Stockholders' Deficit	(2,443,831)	(1,714,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$269,979	$284,643

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statements of Operations

	2024	2023

Revenues	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	1,651,636	1,827,729
Research and development expenses	355,936	598,810
Total Operating Expenses	2,007,572	2,426,539

Loss from Operations	(2,007,572)	(2,426,539)

Other income (expenses)
Interest expense	(32,322)	(40,512)
Interest expense – related party	(76,924)	(75,684)
Gain (loss) on settlement of debt	115,085	(80,532)
Total Other Income (Expense)	5,839	(196,728)

Income tax expense	-	-

Net Loss	$(2,001,733)	$(2,623,267)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	248,173,249	239,080,282

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

Statement of Stockholders’ Deficiency

For the Years Ended December 31, 2024 and 2023

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2022	230,871,034	$230,871	$71,830,695	$(50,550)	$(74,075,943)	$(2,064,927)

Sale of common stock, net of $17,400 of offering costs	10,145,000	10,145	2,247,979	50,550	-	2,308,674

Common stock issued to settle accrued liabilities – related party	1,204,688	1,204	269,827	-	-	271,031

Common stock issued to settle accrued liabilities	712,500	713	153,038	-	-	153,751

Common stock issued for litigation settlement	1,850,000	1,850	460,650	-	-	462,500

Amortization of deferred offering costs	-	-	(221,988)	-	-	(221,988)

Net Loss	-	-	-	-	(2,623,267)	(2,623,267)

Balance at December 31, 2023	244,783,222	244,783	74,740,201	-	(76,699,210)	(1,714,226)

Sale of common stock, net of $11,400 of offering costs	5,300,000	5,300	846,879	-	-	852,179

Sale of units for cash	825,000	825	65,175	-	-	66,000

Vesting of restricted stock units	1,500,000	1,500	373,500	-	-	375,000

Amortization of deferred offering costs	-	-	(21,051)	-	-	(21,051)

Net Loss	-	-	-	-	(2,001,733)	(2,001,733)

Balance at December 31, 2024	252,408,222	$252,408	$76,004,704	$-	$(78,700,943)	$(2,443,831)

See notes to financial statements.

  UNITED HEALTH PRODUCTS, INC

Statements of Cash Flows

	2024	2023

Cash Flows from Operating Activities:
Net Loss	$(2,001,733)	$(2,623,267)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock for services and compensation	375,000	-
Write-off of inventory	33,598	-
(Gain) loss on settlement of debt	(115,085)	80,532
Amortization of right-of-use asset	586	807
Stock issued for litigation settlement	-	462,500
Amortization of debt discount	-	32,992
Amortization expense	4,050	4,050

Changes in assets and liabilities:
Inventory	-	1,132
Prepaid and other current assets	4	128
Accounts payable and accrued expenses	76,190	(159,665)
Accrued compensation	355,750	246,577
Accrued litigation settlement	-	(300,000)
Accrued liabilities – related party	76,924	53,569
Net Cash Used In Operating Activities	(1,194,716)	(2,200,645)

Cash Flows from Investing Activities:
Security deposit	-	(2,850)
Net Cash Used In Investing Activities	-	(2,850)

Cash Flows from Financing Activities:
Repayment on loan payable - related parties	-	(4,000)
Repayments on loan payable	-	(19,136)
Proceeds from promissory note payable	150,000	-
Proceeds from convertible notes payable	200,000	-
Payment of offering costs	(11,400)	(17,400)
Proceeds from sale of common stock	863,579	2,326,074
Proceeds from sale of units	66,000	-
Net Cash Provided By Financing Activities	1,268,179	2,285,538

Increase (decrease) in Cash and Cash Equivalents	73,463	82,043
Cash and Cash Equivalents - Beginning of period	95,420	13,377

CASH AND CASH EQUIVALENTS - END OF PERIOD	$168,883	$95,420

Supplemental cash flow information:
Cash paid for interest	$-	$703
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Common stock issued to settle accrued liabilities – related party	$-	$218,250
Common stock issued to settle accounts payable and accrued liabilities	$-	$126,000
Accounts payable and accrued expenses paid with promissory note payable	$-	$10,000
Initial recognition of operating lease right-of-use asset and operating lease liability	$-	$92,425
Amortization of deferred offering costs	$21,051	$221,988
Transfer of promissory note payable to convertible note	$150,000	$-

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 1. Description of the Business

The Company develops, manufactures, and markets a patented hemostatic gauze for the healthcare and wound care sectors. Our gauze product, CelluSTAT® (formerly branded as HemoStyp), is derived from cotton and designed to absorb exudate/drainage from superficial wounds and help control bleeding. We are in the process of seeking regulatory approval to sell our hemostatic gauze product line into the U.S. Class III human surgical markets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

As of December 31, 2024 and 2023, the Company has approximately $25.2 and $23.8 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2024 and 2023. The Company recorded $0 in bad debt expense for the years ended December 31, 2024 and 2023.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2024	December 31, 2023
Raw materials	$-	$-
Finished goods	-	33,598
	$-	$33,598

During the year ended December 31, 2023, the Company used $1,132 of inventory for its PMA submission and recorded it to research and development.

During the years ended December 31, 2024 and 2023, the Company determined that $33,598 and $0 of inventory needed to be impaired and written-off, respectively.

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

Accumulated amortization as of December 31, 2024 and December 31, 2023 was $12,150 and $8,100, respectively. Amortization expense for the years ended December 31, 2024 and 2023 was $4,050 and $4,050, respectively.

Future Amortization Expense

Year	Amount
2025	$4,050
2026	4,050
2027	4,050
2028	4,050
Thereafter	12,150
$28,350

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

When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the years ended December 31, 2024 and 2023 the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $111,824 and $111,104 in advertising and marketing costs during the years ended December 31, 2024 and 2023, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $355,936 and $598,810 in research and development expenses during the years ended December 31, 2024 and 2023, respectively.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2024 and 2023 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of December 31, 2024 include 46,165,000 of restricted stock units, 9,197,376 shares for convertible notes payable – related parties, 10,678,412 shares for convertible notes payable and 412,500 shares for warrants. The total potential common shares as of December 31, 2023 include 47,665,000 of restricted stock units, 3,747,463 shares for convertible notes payable – related parties and 1,483,530 shares for convertible notes payable.

Segment Reporting

United Health Products, Inc. operates as a single operating segment, focusing on the development and commercialization of medical devices, particularly its patented hemostatic gauze, CelluSTAT™.

The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies.  The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that is reported on the income statement.  The measure of segment assets is reported on the balance sheet as total assets.

As the Company did not generate revenues in 2024, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company's Statement of Operations, the CODM regularly works with the Principal Financial Officer to develop budgeted and forecasted expense information which is used to determine the Company's liquidity needs and cash allocation.

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

Reclassifications

Certain prior period amounts in the accompanying audited financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

New and Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended December 31, 2024. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively, although optional retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of December 31, 2024 and 2023, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $139,334 and $77,287 as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $29,315 and $14,438 as of December 31, 2024 and 2023, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $76,924 (including $0 of debt discount amortization related to the OID) and $75,462 (including $21,669 of debt discount amortization) during the year ended December 31, 2024 and 2023, respectively. Accrued interest – related party due to these convertible notes was $168,649 and $91,725, as of December 31, 2024 and 2023, respectively.

The following represents the future aggregate maturities as of December 31, 2024 of the Company’s Convertible Notes Payable – Related Parties:

Amount
2025	$-
2026	500,000
Total	$500,000

Loans payable/advances - related parties

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. During the year ended December 31, 2023, the Company repaid $4,000 of principal and $446 of accrued interest leaving a balance of $0 as of December 31, 2023.

Interest expense – related party on the above loan was $0 and $222 during the years ended December 31, 2024 and 2023, respectively. Accrued interest – related party as of December 31, 2024 and 2023 was $0.

Equity transactions

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

On August 5, 2024, the Company entered into a $150,000 promissory note with a third-party lender, which was non-interest bearing and had a maturity date of 60 days. On October 28, 2024, the Company entered into an amendment to this promissory note, which extended the maturity date to 120 days. On December 16, 2024, the Company rolled the $150,000 promissory note into a convertible note agreement with this third-party lender (see Note 5). As of December 31, 2024, there was $0 principal balance on the promissory note.

Interest expense on the above loans was $0 and $256 during the years ended December 31, 2024 and 2023, respectively. Accrued interest as of December 31, 2024 and 2023 was $0.

Note 5. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975.  The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of December 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0 and $0, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2024 and increased the interest rates from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments to the aforementioned convertible notes, which extended the maturity dates to December 31, 2026.

During the year ended December 31, 2024, the Company issued a $350,000 convertible note and received total proceeds of $200,000.  The remaining $150,000 was rolled from a promissory note with this third-party lender (see Note 4). The note has an interest rate of 13% and a maturity date of December 31, 2026. The note is convertible into common stock of the Company at $0.05 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.05 per share, the conversion price shall be reduced to equal such lower issue price per share.

Interest expense on the above convertible notes payable was $32,322 (including $0 of debt discount amortization related to the OID) and $32,875 (including $11,323 of debt discount amortization related to the OID) during the year ended December 31, 2024 and 2023, respectively. Accrued interest as of December 31, 2024 and December 31, 2023 was $59,071 and $26,749, respectively, and has been recorded in accrued liabilities on the balance sheet.

The following represents the future aggregate maturities as of December 31, 2024 of the Company’s Convertible Notes Payable:

Amount
2025	$-
2026	557,500
Total	$557,500

Note 6. Issuances of Securities

Share Issuances 2023

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

Share issuances 2024

During the year ended December 31, 2024, the Company had the following common stock transactions:

• 5,300,000 shares of common stock were sold for $852,179, net of legal and administrative fees of $11,400, under the Company’s common stock purchase agreement with White Lion.
•

825,000 units were sold for $66,000.  A unit consists of 1 share of common stock and ½ of a warrant and the Company issued 825,000 shares of common stock and 412,500 warrants related to the sale of the units.  The Company used the relative fair method in valuing the common stock and warrants included in the sale of the units.   The common stock and warrants were valued at $60,010 and $5,990, respectively.

White Lion Common Stock Purchase Agreement (CSPA)

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

 On January 25, 2023, the Company and White Lion amended the CSPA (the "First Amendment") to provide that if the Company issues a share price purchase notice at a time that the Company's common stock is trading below the Floor Price and White Lion waives the Floor Price condition, the share purchase price multiplier for that transaction will be 90% instead of 93%.

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

On June 26, 2024, the Company filed a registration statement on Form S-1 to register for resale an additional 15,000,000 common shares related to CSPA. The Company's S-1 registration statement was declared effective by the SEC on July 29, 2024.

Restricted Stock Units

As of December 31, 2024 and December 31, 2023, the Company has 46,165,000 and 47,665,000 restricted stock units (RSU) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the year ended December 31, 2024, the Company terminated the services of one of its consultants who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the consultant vested immediately upon termination of services. This resulted in 1,500,000 RSU’s vesting and $375,000 of stock-based compensation being recorded which was the fair value of the shares on the original grant date of the RSU agreement.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of December 31, 2024, there was $24,938,630 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the year ended December 31, 2023 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2022	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2023	47,665,000	$0.54

Activity related to our restricted stock units during the year ended December 31, 2024 was as follows:
		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2023	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	(1,500,000)	$0.25
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2024	46,165,000	$0.55

Warrants

During the year ended December 31, 2024, the Company issued 412,500 warrants related to the sale of 825,000 units.  The Company valued the common stock and warrants issued in the sale of the units using the relative fair value method.  The warrants have a value of $5,990 and was recorded in additional paid-in capital.

Activity related to our warrants during the year ended December 31, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2023	-	$-
Granted	412,500	$0.14
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at December 31, 2024	412,500	$0.14

The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2024:

Year Ended
December 31,
2024
Exercise price	$0.14
Expected term	1 year
Expected average volatility	90.88%
Expected dividend yield	-
Risk-free interest rate	4.17%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2024:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number Warrants	Remaining Contractual	Weighted Average	Number	Weighted Average
	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	2	$0.14	412,500	$0.14

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2024. As of December 31, 2024, the aggregate intrinsic value of warrants outstanding was approximately $0.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2024 and 2023. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2024 or 2023.

The Company’s federal income tax returns for the years ended December 31, 2021 through December 31, 2024 remain subject to examination by the Internal Revenue Service as of December 31, 2024.

During 2024 and 2023, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2024 and 2023

	2024	2023
Deferred tax assets:
Net operating loss carryover	$5,310,500	$4,989,300
Accrued related party payroll	37,500	11,000
Valuation allowance	(5,348,000)	(5,000,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate (21%) for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023
Book income	$(420,400)	$(550,900)
Related party accrued payroll	37,500	11,000
(Gain) Loss on debt settlement	(24,200)	16,900
Stock for services and compensation	78,800	97,100
Interest amortization	-	6,900
Inventory write-off	7,100	-
Valuation allowance	321,200	419,000
Income tax expense	$-	$-

As of December 31, 2024 and 2023, the Company has taxable net loss carryovers of approximately $25.5 and $23.8 million, respectively that may be offset against future taxable income.

Note 10. Other Income

During the year ended December 31, 2024, the Company entered into a settlement agreement with one of its vendors related to outstanding invoices. The Company paid $55,532 to the vendor related to outstanding invoices of approximately $171,000 resulting in a gain on settlement of $115,085. The gain of $115,085 was recorded as other income in the statement of operations.

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$35,584	$20,757

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2024 and 2023	$34,998	$19,950
Weighted average remaining lease term – operating leases (in years)	1.41 years	2.42 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2024	At December 31, 2023
Operating leases
Remaining right-of-use assets	$47,096	$76,520

Short-term operating lease liabilities	$33,331	$28,838
Long-term operating lease liabilities	$15,158	$48,489
Total operating lease liabilities	$48,489	$77,327

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2025	$36,394
2026	15,410
Total lease payments	51,804
Less: Imputed interest/present value discount	(3,315)
Present value of lease liabilities	$48,489

Note 12. Subsequent Events

The Company has evaluated events from December 31, 2024, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed, except as follows:

The Company issued shares of common stock for the following:

•

$90,000 of Convertible Notes were issued to accredited investors with a maturity date of December 31, 2026, an interest rate of 13.0% and a $0.12 per share conversion price. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.12 per share, the conversion price shall be reduced to equal such lower issue price per share.

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

As of December 31, 2024, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

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

The Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO - 2013’’).

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

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position with Company

Brian Thom	59	Chief Executive Officer, and Director

Kristofer Heaton	46	Vice President of Finance and Principal Financial Officer

Robert Denser	53	Director

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

Robert J. Denser has served as a Director of the Company since November 2014. Over the past 10 years, his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfillment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. For the past five years, Mr. Denser has been a member of ETL Response, LLC and has been in the role of Director of Sales and Finance. In this role he coordinates all ETL projects as needed. ETL Response. Mr. Denser’s background experience also includes direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster.

Directors’ and Officers’ Liability Insurance

We are currently seeking to obtain directors’ and officers’ liability insurance against any liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also would insure us against losses, which we may incur in indemnifying our officers and directors. In addition, we may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Such policies and procedures are filed as Exhibit 19 to this Form 10-K.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. The SEC rules require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and 10% shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2024, all of the Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders have been met.

Communications with the Board of Directors

Stockholders may communicate with the Company’s Board of Directors by sending a letter to United Health Products, Inc., 520 Fellowship Road, Suite #D-406 Mt. Laurel, New Jersey 08054, Attention: Board of Directors. The Company will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening or illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate. The Chairman of the Board has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2024 and 2023 by (1) each person who served as the principal executive officer of the Company during fiscal year 2024; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2024 with compensation during fiscal year ended 2024 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been included in section (2) above but for the fact that they were not serving as an executive officer as of December 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)(3)	Total ($)

Brian Thom	2024	$198,000	$-0-	$-0-	$-0-	$-0-	$-0-	$198,000
Chief Executive Officer	2023	$253,688	$-0-	$-0-	$-0-	$-0-	$-0-	$253,688

Kristofer Heaton	2024	$165,000	$-0-	$-0-	$-0-	$-0-	$-0-	$165,000
Principal Financial Officer	2023	$211,406	$-0-	$-0-	$-0-	$-0-	$-0-	$211,406

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2024.

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

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information.

The Company does not have any adopted policies and practices on the timing of equity incentive awards or grants in relation to the disclosure of material nonpublic information by the Company. The Company does not have a predetermined schedule as to if or when the Company’s Board of Directors grants or awards equity incentives to the Company’s executive officers, employees or members of the Board of Directors. The Board of Directors takes material nonpublic information into account when determining the timing and terms of awards and grants, and whether any disclosure of material nonpublic information is timed for the purpose of affecting the value of executive compensation, and will, in these instances, delay the grant of awards if material news is expected to be made public based on discussions with management.

The Company, during the last completed fiscal year, did not award options or other equity incentives to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors not named as an executive officer in this Item 11 above for services rendered to us during the fiscal year ended December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 26, 2025, the Company had 252,408,222 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock are listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage
Officers and Directors
Brian Thom	1,054,671	*
Robert Denser	1,550,000	*
Kristofer Heaton	1,813,729	*
All directors and officers as a group (three persons)	4,418,400	1.8%
Stockholders
Wendy Beplate Irrevocable Grantor Trust (Trust) (2)	18,000,000	7.1%

___________

*	Represents less than 1%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by voting powers and/or investment powers with respect to securities. Unless otherwise noted, all of such shares of common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options or convertible securities held by such person or entity, which are exercisable within sixty (60) days from the date hereof, have been exercised or converted as the case may be, but not for the purposes of determining the number of outstanding shares held by any other named beneficial owner. All addresses for officers and directors are c/o United Health Products, Inc., 520 Fellowship Road, Suite D-406, Mt. Laurel, NJ 08054.

(2)

Based on the Schedule 13D filed by the Wendy Beplate Irrevocable Grantor Trust (the “Wendy Beplate Trust”) with the SEC on December 12, 2024, the Wendy Beplate Trust has a Special Independent Trustee who exercises the sole voting and dipositive control over the Company Common Stock held in the Wendy Beplate Trust. The address of the Wendy Beplate Trust is c/o Suzanna Kolb, 5600 Spalding Drive, Unit 920085, Norcross, Georgia 30010-0085.

Stock Bonuses

The Company paid no stock bonuses during the fiscal years ending December 31, 2024 and 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information, as of December 31, 2024, regarding shares of the Company’s common stock authorized for issuance under its equity compensation plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)
Equity compensation plans not approved by shareholders	46,165,000	(2)	-	475,000	(3)
Equity compensation plans approved by shareholders	-		-	-

(1)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding RSU awards, which have no exercise price.

(2)

This number includes the following: 46,165,000 shares subject to outstanding awards granted under individual Restricted Stock Unit Agreements, of which no shares were subject to outstanding options and 46,165,000 shares were subject to outstanding RSU awards.

(3)	This number includes 475,000 shares available for issuance under the 2019 Plan,

On August 8, 2013, the Board of Directors approved the 2013 Employee Benefit and Consulting Services Compensation Plan (the “2013 Plan”) which had 15,000,000 shares reserved for issuance under said Plan. The 2013 Plan provided for the direct issuance of shares of common stock and the granting of stock options. No stockholder approval was obtained for this Plan. In September 2013, the Company issued 6,000,000 shares of stock under the 2013 Plan to the Company’s former CEO Douglas Beplate pursuant to his consulting agreement then in effect. No other shares or options have been granted under the 2013 Plan. The 2013 Plan terminated on August 7, 2023.

On October 30, 2019, the Board of Directors approved the 2019 Employee Benefit and Consulting Services Compensation Plan (the “2019 Plan”) which has 2,000,000 shares that may be issued under said Plan. The 2019 Plan provides for the direct issuance of shares of common stock and the granting of non-statutory stock options or incentive stock options on terms established by the Board of Directors or committee thereof. The Plan has not been approved by the Company’s stockholders and this incentive stock options may not be granted under this Plan. The Company approved the issuance of 1,525,000 shares in November 2019 to certain persons who were then consultants, officers and directors. The Company has not issued any options under this 2019 Plan. There are currently 475,000 shares available for issuance under this 2019 Plan.

Separate from the 2013 Plan and 2019 Plan, the Board of Directors approved individual Restricted Stock Unit Agreements with certain consultants, officers and directors (including certain individuals who are now former officers and directors) which represent an unvested aggregate amount of 46,165,000 and 47,665,000 as of December 31, 2024 and 2023, respectively, which upon vesting will result in the issuance of common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible notes payable

As of December 31, 2024 and 2023, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $139,334 and $77,287 as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2024 and December 31, 2023, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $29,315 and $14,438 as of December 31, 2024 and 2023, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $76,924 (including $0 of debt discount amortization related to the OID) and $75,462 (including $21,669 of debt discount amortization) during the year ended December 31, 2024 and 2023, respectively. Accrued interest – related party due to these convertible notes was $168,649 and $91,725, as of December 31, 2024 and 2023, respectively.

Loans payable/advances

During the year ended December 31, 2022, Kristofer Heaton, the Principal Financial Officer, loaned the Company $4,000 to pay for operating expenses. The loan had an interest rate of 10% and was due on demand. During the year ended December 31, 2023, the Company repaid $4,000 of principal and $446 of accrued interest leaving a balance of $0 as of December 31, 2023.

Interest expense – related party on the above loan was $0 and $222 during the years ended December 31, 2024 and 2023, respectively. Accrued interest – related party as of December 31, 2024 and 2023 was $0.

Equity transactions

During the year ended December 31, 2023, the Company issued 1,204,688 shares of common stock with a fair value of $271,031 to its officers and management for $218,250 of accrued compensation (see Note 6) which resulted in $52,781 being recorded as a loss on settlement of debt.

Director Independence

Management has deemed Robert Denser to be an independent director of the Company as that term is defined under Nasdaq Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Mac Accounting Group & CPAs, LLP (“MAC”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2024 and 2023, and fees billed for other services provided by MAC in the fiscal year ended December 31, 2024 and 2023.

	2024	2023

Audit fees	$46,500	$49,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$4,500	$2,500

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

(3)	Exhibits

	(a)	Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (2)

3.4	August 2015 Amendment to Articles of Incorporation (3)

10.1	Services Agreement with Brian Thom (4)

10.2	Restricted Stock Unit Agreement - Brian Thom (4)

10.3	Services Agreement with Kristofer Heaton (5)

10.4	Restricted Stock Unit Agreement - Kristofer Heaton (5)

10.5	Amendment to Restricted Stock Unit Agreement – Brian Thom (6)

10.6	Restricted Stock Unit Agreement – Robert Denser (6)

10.7	Stock Purchase Agreement dated September 1, 2022 between the Company and White Lion Capital LLC (7)

10.8	Amendment to Stock Purchase Agreement dated January 25, 2023 (8)

10.9	Amendment No. 2 to Common Stock Purchase Agreement (9)

19*	Insider Trading Policy

21	Subsidiaries of the Registrant – none

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

99.1	2019 Employee Benefit and Consulting Services Compensation Plan (10)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2022.

(3)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

(4)	Incorporated by reference to the Form 8-K dated December 2, 2020

(5)	Incorporated by reference to the Form 8-K dated January 11, 2021

(6)	Incorporated by reference to the Form 8-K dated June 23, 2022

(7)	Incorporated by reference to the Form 8-K dated September 1, 2022

(8)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022

(9)	Incorporated by reference to the Form 8-K dated June 25, 2024

(10)	Incorporated by reference to Form S-8 dated November 1, 2019

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: March 28, 2025	By:	/s/ Brian Thom
Brian Thom
Chief Executive Officer Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal	March 28, 2025
	Brian Thom	Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	March 28, 2025
Kristofer Heaton

By:	/s/ Robert Denser	Director	March 28, 2025
Robert Denser

