Form 10-Q
period 2025-03-31
United Health Products, Inc.
filed 2025-05-05
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of May 2, 2025 was 257,133,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,914	$168,883
Prepaid and other current assets	30,168	22,800
Total current assets	35,082	191,683

Operating lease right-of-use asset	39,273	47,096
Security deposit	2,850	2,850
Patents, net	27,337	28,350

TOTAL ASSETS	$104,542	$269,979

Current Liabilities
Accounts payable and accrued expenses	$869,869	$830,672
Accrued liabilities - related parties	210,380	168,649
Accrued compensation	691,488	608,500
Operating lease liability - current	34,531	33,331
Total current liabilities	1,806,268	1,641,152

Convertible notes payable, net of debt discount	647,500	557,500
Convertible notes payable – related party, net of debt discount	500,000	500,000
Operating lease liability – long-term	6,139	15,158
TOTAL LIABILITIES	2,959,907	2,713,810

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 257,133,222 and 252,408,222 shares issued and outstanding at March 31, 2025 and December 31, 2024	257,133	252,408
Additional Paid-In Capital	77,120,104	76,004,704
Accumulated Deficit	(80,232,602)	(78,700,943)
Total Stockholders' Deficit	(2,855,365)	(2,443,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,542	$269,979

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	1,372,965	309,543
Research and development	116,251	115,551
Total Operating Expenses	1,489,216	425,094

Income/(Loss) from Operations	(1,489,216)	(425,094)

Other Income (Expense)
Interest expense	(20,712)	(7,613)
Interest expense – related party	(21,731)	(19,231)

Total Other Income (Expense)	(42,443)	(26,844)

Net Income/(Loss)	$(1,531,659)	$(451,938)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	254,577,389	245,750,804

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three Months Ended March 31, 2025 and March 31, 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$(76,699,210)	$(1,714,226)

Sale of common stock	2,050,000	2,050	389,175	-	391,225

Amortization of deferred offering costs	-	-	(21,051)	-	(21,051)

Net Loss	-	-	-	(451,938)	(451,938)

Balance at March 31, 2024	246,833,222	$246,833	$75,108,325	$(77,151,148)	$(1,795,990)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	252,408,222	$252,408	$76,004,704	$(78,700,943)	$(2,443,831)

Vesting of restricted stock units	4,725,000	4,725	1,115,400	-	1,120,125

Net Loss	-	-	-	(1,531,659)	(1,531,659)

Balance at March 31, 2025	257,133,222	$257,133	$77,120,104	$(80,232,602)	$(2,855,365)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net (Loss)	$(1,531,659)	$(451,938)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	1,120,125	-
Amortization expense	1,013	1,012
Amortization of right-of-use asset	4	346
Changes in assets and liabilities:
Prepaid and other current assets	(7,368)	7,632
Accounts payable and accrued expenses	39,197	(12,296)
Accrued liabilities – related party	21,731	49,481
Accrued compensation	82,988	-
Net Cash Used In Operating Activities	(273,969)	(405,763)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	90,000	-
Advances from related party	20,000	-
Payment of offering costs	-	(4,200)
Proceeds from sale of common stock	-	395,425
Net Cash Provided by Financing Activities	110,000	391,225

Increase (Decrease) in Cash and Cash Equivalents	(163,969)	(14,538)
Cash and Cash Equivalents – Beginning of period	168,883	95,420

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,914	$80,882

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Amortization of deferred offering costs	$-	$21,051

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2025 AND 2024

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025 and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at March 31, 2025 and December 31, 2024. The Company recorded $0 in bad debt expense for the three month periods ended March 31, 2025 and 2024.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three months ended March 31, 2025 and the three months ended March 31, 2024 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2025 included 41,440,000 of restricted stock units, 9,496,287 shares for convertible notes payable – related parties, 11,781,062 shares for convertible notes payable and 412,500 shares for warrants. The total potential common shares as of March 31, 2024 included 47,665,000 of restricted stock units, 3,842,491 shares for convertible notes payable – related parties and 1,521,145 shares for convertible notes payable.

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

Accumulated amortization as of March 31, 2025 and December 31, 2024 was $13,163 and $12,150, respectively. Amortization expense for the three months ended March 31, 2025 and 2024 was $1,013 and $1,012, respectively.

Future Amortization Expense

Year	Amount
2025 (remaining)	$3,037
2026	4,050
2027	4,050
2028	4,050
2029	4,050
Thereafter	8,100
$27,337

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2025 and 2024, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $27,208 and $31,008 in advertising and marketing costs during the three months ended March 31, 2025 and 2024, respectively.

Shipping and Handling Costs

                The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $116,251 and $115,551 in research and development expenses during the three months ended March 31, 2025 and 2024, respectively.

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

As the Company did not generate revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company's Statement of Operations, the CODM regularly works with the Principal Financial Officer to develop budgeted and forecasted expense information which is used to determine the Company's liquidity needs and cash allocation.

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

New and Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024.  The Company adopted the ASU for the fiscal year ended December 31, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company's financial condition and results of operations.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of March 31, 2025 and December 31, 2024, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of March 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $156,862 and $139,334 as of March 31, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of March 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $33,518 and $29,315 as of March 31, 2025 and December 31, 2024, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $21,731 and $19,231 during the three months ended March 31, 2025 and 2024, respectively. Accrued interest – related party due to these convertible notes was $190,380 and $168,649, as of March 31, 2025 and December 31, 2024, respectively and has been recorded in accrued liabilities – related parties on the balance sheet.

The following represents the future aggregate maturities as of March 31, 2025 of the Company’s Convertible Notes Payable – Related Parties:

Amount
2025 (remaining)	$-
2026	500,000
Total	$500,000

Accrued liabilities – related parties

During the three months ended March 31, 2025, the Company’s Chief Executive Officer advanced the Company $20,000 to pay for operating expenses resulting in an advance balance of $20,000 as of March 31, 2025 and has been recorded in accrued liabilities – related parties on the balance sheet.   The advance is unsecured, non-interest bearing and is due on-demand.

Note 4. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975.  The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of March 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2024 and increased the interest rates from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments to the aforementioned convertible notes, which extended the maturity dates to December 31, 2026.

During the year ended December 31, 2024, the Company issued a $350,000 convertible note and received total proceeds of $200,000.  The remaining $150,000 was rolled from a promissory note with this third-party lender (see Note 5). The note has an interest rate of 13% and a maturity date of December 31, 2026. The note is convertible into common stock of the Company at $0.05 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.05 per share, the conversion price shall be reduced to equal such lower issue price per share.

During the three months ended March 31, 2025, the Company issued $90,000 of convertible notes.  The notes have an interest rate of 13% and a maturity of December 31, 2026.  The notes are convertible into common stock of the Company at $0.12 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.12 per share, the conversion price shall be reduced to equal such lower issue price per share.

Interest expense on the above convertible notes payable was $20,712 and $7,613 during the three months ended March 31, 2025 and 2024, respectively. Accrued interest as of March 31, 2025 and December 31, 2024 was $79,783 and $59,071, respectively, and has been recorded in accounts payable and accrued expenses on the balance sheet.

The following represents the future aggregate maturities as of March 31, 2025 of the Company’s Convertible Notes Payable:

Amount
2025 (remaining)	$-
2026	647,500
Total	$647,500

Note 5. Notes Payable

On August 5, 2024, the Company entered into a $150,000 promissory note with a third-party lender, which was non-interest bearing and had a maturity date of 60 days. On October 28, 2024, the Company entered into an amendment to this promissory note, which extended the maturity date to 120 days. On December 16, 2024, the Company rolled the $150,000 promissory note into a convertible note agreement with this third-party lender (see Note 4). As of December 31, 2024, there was $0 principal balance on the promissory note.

Note 6. Issuances of Securities

Share issuances 2024

During the three months ended March 31, 2024, the Company had the following common stock transactions:

•	2,050,000 shares of common stock were sold for $391,225, net of legal and administrative fees of $4,200, under the Company’s common stock purchase agreement with White Lion.

Share issuances 2025

During the three months ended March 31, 2025, the Company did not have any common stock transactions other than those described under the restricted stock units section below.

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

 Restricted stock units

As of March 31, 2025 and December 31, 2024, the Company has 41,440,000 and 47,665,000 restricted stock units (RSU) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones.

During the three months ended March 31, 2025, the Company terminated the services of one of its consultants who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the consultant vested immediately upon termination of services. This resulted in 975,000 RSU’s vesting and $692,250 of stock-based compensation being recorded which was the fair value of the shares on the original grant date of the RSU agreement.

During the three months ended March 31, 2025, the Board of Directors approved an amendment to a consultant’s RSU agreement.  The amendment resulted in 3,750,000 of RSU’s vesting during the current period and the remaining 2,750,000 vesting upon achievement of certain Company objectives and milestones. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $427,875 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of March 31, 2025, there was $19,945,155 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the three months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2024	46,165,000	$0.55
Units granted	-	$-
Units Exercised/Released	(4,725,000)	$0.24
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2025	41,440,000	$0.48

Warrants

During the year ended December 31, 2024, the Company issued 412,500 warrants related to the sale of 825,000 units.  The Company valued the common stock and warrants issued in the sale of the units using the relative fair value method.  The warrants have a value of $5,990 and was recorded in additional paid-in capital.

Activity related to our warrants during the three months ended March 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2024	412,500	$0.14
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at March 31, 2025	412,500	$0.14

The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2024:

Year Ended
December 31,
2024
Exercise price	$0.14
Expected term	1 year
Expected average volatility	90.88%
Expected dividend yield	-
Risk-free interest rate	4.17%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number Warrants	Remaining Contractual	Weighted Average	Number	Weighted Average
	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	1.75	$0.14	412,500	$0.14

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$8,554	$8,896

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024	$5,700	$8,550
Weighted average remaining lease term – operating leases (in years)	1.17 years	2.17 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2025	At December 31, 2024
Operating leases
Remaining right-of-use assets	$39,273	$47,096

Short-term operating lease liabilities	$34,531	$33,331
Long-term operating lease liabilities	$6,139	$15,158
Total operating lease liabilities	$40,670	$48,489

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2025 (remaining)	27,502
2026	15,410
Total lease payments	42,912
Less: Imputed interest/present value discount	(2,242)
Present value of lease liabilities	$40,670

Note 8. Subsequent Events

The Company has evaluated events from March 31, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with SEC on March 28, 2025.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending March 31, 2025 and 2024

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(1,489,216)	$(425,094)

Operating (loss)	$(1,489,216)	$(425,094)

Other income (expense)	$(42,443)	$(26,844)

Net income (loss)	$(1,531,659)	$(451,938)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Three Months ended March 31, 2025 versus Three Months ended March 31, 2024

During the three months ended March 31, 2025 and 2024, the Company had $0 of revenues, respectively. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the three months ended March 31, 2025 and 2024 were $1,489,216 and $425,094, respectively.

The increase in operating expenses was primarily due to an increase of $1,120,125 in stock-based compensation offset by a decrease of approximately $57,350 in legal and professional expenses.  The increase in stock-based compensation is due to the vesting of 4,725,000 RSUs and recording $1,120,125 as stock-based compensation.  The decrease in legal and professional expenses is due to the Company terminating services with consultants.

Other income (expense)

Other income (expense) for the three months ended March 31, 2025 and 2024 was $(42,443) and $(26,844), respectively. The increase in other expense was due to an increase in interest expenses due to having larger outstanding loan balances.

Our net loss for the three months ended March 31, 2025 was $1,531,659 as compared to net loss of $451,938 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $1,064,122 and an increase in other expense of $15,599, as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025, the Company had a negative working capital of $1,771,186. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2024 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

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

Cash Flows

The Company’s cash on hand at March 31, 2025 and December 31, 2024 was $4,914 and $168,883, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(273,969)	$(405,763)
Net cash used in investing activities	-	-
Net cash provided by financing activities	110,000	391,225

Net increase (decrease) in cash and cash equivalents	$(163,969)	$(14,538)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $273,969. The Company had a net loss of $1,531,659 offset by stock for services and compensation of $1,120,125, amortization expense of $1,013, amortization of right-of-use asset of $4, an increase in accounts payable and accrued expenses of $39,197, an increase in accrued liabilities - related party of $21,731 and an increase in accrued compensation of $82,988. The Company also had an increase prepaid and other current assets of $7,368.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2025 and March 31, 2024.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $110,000. This was due to the result of the Company receiving proceeds of $90,000 from convertible notes and a $20,000 advance from a related party.

Net cash provided by financing activities for the three months ended March 31, 2024 was $391,225. This was due to the result of the Company receiving proceeds of $395,425 from the sale of stock offset by making payments of offering costs of $4,200.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2024 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

As of March 31, 2025, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

UNITED HEALTH PRODUCTS, INC.

Dated: May 5, 2025	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		May 5, 2025
	Brian Thom	Chief Executive Officer, Principal Executive Officer and Director

By:	/s/ Kristofer Heaton	Principal Financial Officer	May 5, 2025
Kristofer Heaton

By:	/s/ Robert Denser	Director	May 5, 2025
Robert Denser

