Form 10-Q
period 2025-06-30
United Health Products, Inc.
filed 2025-08-14
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of August 14, 2025 was 257,733,222.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$225	$168,883
Prepaid and other current assets	20,886	22,800
Total current assets	21,111	191,683

Operating lease right-of-use asset	31,252	47,096
Security deposit	2,850	2,850
Patents, net	26,325	28,350

TOTAL ASSETS	$81,538	$269,979

Current Liabilities
Accounts payable and accrued expenses	$956,206	$830,672
Accrued liabilities - related parties	212,111	168,649
Accrued compensation	703,738	608,500
Operating lease liability - current	32,535	33,331
Total current liabilities	1,904,590	1,641,152

Convertible notes payable, net of debt discount	847,500	557,500
Convertible notes payable – related party, net of debt discount	500,000	500,000
Operating lease liability – long-term	-	15,158
TOTAL LIABILITIES	3,252,090	2,713,810

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 257,333,222 and 252,408,222 shares issued and outstanding at June 30, 2025 and December 31, 2024	257,333	252,408
Subscription Receivable	(16,570)	-
Additional Paid-In Capital	77,136,474	76,004,704
Accumulated Deficit	(80,547,789)	(78,700,943)
Total Stockholders' Deficit	(3,170,552)	(2,443,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,538	$269,979

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	187,373	339,457	1,560,338	648,999
Research and development	80,983	65,720	197,234	181,272
Total Operating Expenses	268,356	405,177	1,757,572	830,271

Loss from Operations	(268,356)	(405,177)	(1,757,572)	(830,271)

Other Income (Expenses)
Interest expense	(25,100)	(7,613)	(45,812)	(15,226)
Interest expense – related party	(21,731)	(19,231)	(43,462)	(38,462)
Loss on settlement of debt	-	-	-	-
Total Other Income (Expenses)	(46,831)	(26,844)	(89,274)	(53,688)

Net Loss	$(315,187)	$(432,021)	$(1,846,846)	$(883,959)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	257,139,815	247,717,837	255,684,472	246,734,321

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Six Months Ended June 30, 2025 and June 30, 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$-	$(76,699,210)	$(1,714,226)

Sale of common stock	2,050,000	2,050	389,175	-	-	391,225

Amortization of deferred offering cost	-	-	(21,051)	-	-	(21,051)

Net Loss	-	-	-	-	(451,938)	(451,938)

Balance at March 31, 2024	246,833,222	246,833	75,108,325	-	(77,151,148)	(1,795,990)

Sale of common stock	1,400,000	1,400	224,190	-	-	225,590

Net Loss	-	-	-	-	(432,021)	(432,021)

Balance at June 30, 2024	248,233,222	$248,233	$75,332,515	$-	$(77,583,169)	$(2,002,421)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2024	252,408,222	$252,408	$76,004,704	$-	$(78,700,943)	$(2,443,831)

Vesting of restricted stock	4,725,000	4,725	1,115,400	-	-	1,120,125

Net Loss	-	-	-	-	(1,531,659)	(1,531,659)

Balance at March 31, 2025	257,133,222	257,133	77,120,104	-	(80,232,602)	(2,855,365)

Common stock issued for a stock subscription receivable	200,000	200	16,370	(16,570)	-	-

Net Loss	-	-	-	-	(315,187)	(315,187)

Balance at June 30, 2025	257,333,222	$257,333	$77,136,474	$(16,570)	$(80,547,789)	$(3,170,552)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net (Loss)	$(1,846,846)	$(883,959)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	1,120,125	-
Write-off inventory	-	33,598
Amortization expense	2,025	2,025
Amortization of right-of-use asset	(110)	578
Changes in assets and liabilities:
Prepaid and other current assets	1,914	15,264
Accounts payable and accrued expenses	125,534	40,051
Accrued liabilities – related party	43,462	98,962
Accrued compensation	95,238	-
Net Cash Used In Operating Activities	(458,658)	(693,481)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	290,000	-
Advance from related party	20,000	-
Repayment of advance from related party	(20,000)	-
Payment of offering costs	-	(7,200)
Proceeds from sale of common stock	-	624,015
Net Cash Provided by Financing Activities	290,000	616,815

Increase (Decrease) in Cash and Cash Equivalents	(168,658)	(76,666)
Cash and Cash Equivalents – Beginning of period	168,883	95,420

CASH AND CASH EQUIVALENTS – END OF PERIOD	$225	$18,754

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$16,570	$-
Amortization of deferred offering costs	$-	$21,051

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2025 AND 2024

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at June 30, 2025 and December 31, 2024. The Company recorded $0 in bad debt expense for the three and six month periods ended June 30, 2025 and 2024.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares included 40,315,000 of restricted stock units (RSU), 9,795,202 shares for convertible notes payable – related parties, 14,942,025 shares for convertible notes payable and 412,500 shares for warrants. The total potential common shares as of June 30, 2024 included 47,665,000 of restricted stock units, 4,485,318 shares for convertible notes payable – related parties and 1,775,624 shares for convertible notes payable.

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

Accumulated amortization as of June 30, 2025 and December 31, 2024 was $14,175 and $12,150, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $2,025, respectively.

Future Amortization Expense

Year	Amount
2025 (remaining)	$2,025
2026	4,050
2027	4,050
2028	4,050
2029	4,050
Thereafter	8,100
$26,325

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2025 and 2024, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $69,416 and $57,812 in advertising and marketing costs during the six months ended June 30, 2025 and 2024, respectively.

Shipping and Handling Costs

                The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $197,234 and $181,272 in research and development expenses during the six months ended June 30, 2025 and 2024, respectively.

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

As the Company did not generate revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company's Statement of Operations, the CODM regularly develops and maintains budgeted and forecasted expense information which is used to determine the Company's liquidity needs and cash allocation.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of June 30, 2025 and December 31, 2024, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of June 30, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $174,391 and $139,334 as of June 30, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of June 30, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $37,720 and $29,315 as of June 30, 2025 and December 31, 2024, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $21,731 and $19,231 during the three months ended June 30, 2025 and 2024, respectively.  Interest expense – related party on the above convertible notes payable was $43,462 and $38,462 during the six months ended June 30, 2025 and 2024, respectively. Accrued interest – related party due to these convertible notes was $212,111 and $168,649, as of June 30, 2025 and December 31, 2024, respectively and has been recorded in accrued liabilities – related parties on the balance sheet.

The following represents the future aggregate maturities as of June 30, 2025 of the Company’s Convertible Notes Payable – Related Parties:

Amount
2025 (remaining)	$-
2026	500,000
Total	$500,000

Accrued liabilities- related parties

                During the six months ended June 30, 2025, the Company’s Chief Executive Officer advanced the Company $20,000 to pay for operating expenses, which was unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2025 the Company repaid $20,000 of the advance resulting in a $0 advance balance recorded in accrued liabilities – related parties on the balance sheet as of June 30, 2025.

Note 4. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975.  The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of June 30, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively.

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

During the six months ended June 30, 2025, the Company issued $290,000 of convertible notes.  The notes have an interest rate of 13% and a maturity of December 31, 2026.  The notes are convertible into common stock of the Company at $0.12 and $0.11 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.12 and $0.11 per share, the conversion price shall be reduced to equal such lower issue price per share.

Interest expense on the above convertible notes payable was $25,100 and $7,613 during the three months ended June 30, 2025 and 2024, respectively.  Interest expense on the above convertible notes payable was $45,812 and $15,226 during the six months ended June 30, 2025 and 2024, respectively. Accrued interest as of June 30, 2025 and December 31, 2024 was $104,883 and $59,071, respectively, and has been recorded in accounts payable and accrued expenses on the balance sheet.

The following represents the future aggregate maturities as of June 30, 2025 of the Company’s Convertible Notes Payable:

Amount
2025 (remaining)	$-
2026	847,500
Total	$847,500

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

Share issuances 2025

During the six months ended June 30, 2025, the Company had the following common stock transactions:.

•

200,000 shares of common stock were sold to White Lion for proceeds of $16,570, net of legal and administrative fees of $600, under the Company’s common stock purchase agreement with White Lion, which were received in July 2025 and is shown as a subscription receivable in the balance sheet as of June 30, 2025.

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

 Restricted stock units

As of June 30, 2025 and December 31, 2024, the Company has 40,315,000 and 46,165,000 restricted stock units (RSUs) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones (referred to in the RSU Agreements as Covered Transactions or Triggering Events).

During the six months ended June 30, 2025, the Company terminated the services of one of its consultants who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the consultant vested immediately upon termination of services. This resulted in 975,000 RSU’s vesting and $692,250 of stock-based compensation being recorded, which was the fair value of the shares on the original grant date of the RSU agreement.

During the six months ended June 30, 2025, the Board of Directors approved an amendment to a consultant’s RSU agreement.  The amendment resulted in 3,750,000 of RSU’s vesting during the current period and the remaining 2,750,000 vesting upon the achievement of certain Company objectives and milestones. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $427,875 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

 During the six months ended June 30, 2025, an officer of the Company resigned from his position. This officer had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the officer cancelled immediately upon resignation. This resulted in the cancelation of 1,125,000 RSU’s and $0 stock-based compensation being recorded.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of June 30, 2025, there was $18,834,405 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2024	46,165,000	$0.55
Units granted	-	$-
Units Exercised/Released	(4,725,000)	$0.24
Units Cancelled/Forfeited	(1,125,000)	$0.99
Total awards outstanding at June 30, 2025	40,315,000	$0.48

Warrants

During the year ended December 31, 2024, the Company issued 412,500 warrants related to the sale of 825,000 units.  The Company valued the common stock and warrants issued in the sale of the units using the relative fair value method.  The warrants have a value of $5,990 and was recorded in additional paid-in capital.

Activity related to our warrants during the six months ended June 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2024	412,500	$0.14
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at June 30, 2025	412,500	$0.14

The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2024:

Year Ended
December 31,
2024
Exercise price	$0.14
Expected term	1 year
Expected average volatility	90.88%
Expected dividend yield	-
Risk-free interest rate	4.17%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number Warrants	Remaining Contractual	Weighted Average	Number	Weighted Average
	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	1.50	$0.14	412,500	$0.14

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$15,508	$17,678

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2025 and 2024	$15,504	$17,100
Weighted average remaining lease term – operating leases (in years)	0.92 years	1.92 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2025	At December 31, 2024
Operating leases
Remaining right-of-use assets	$31,252	$47,096

Short-term operating lease liabilities	$32,535	$33,331
Long-term operating lease liabilities	$-	$15,158
Total operating lease liabilities	$32,535	$48,489

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2025 (remaining)	18,492
2026	15,410
Total lease payments	33,902
Less: Imputed interest/present value discount	(1,367)
Present value of lease liabilities	$32,535

Note 8. Subsequent Events

The Company has evaluated events from June 30, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company sold 400,000 shares of common stock to White Lion for net proceeds of $31,244 after $1,200 of administrative fees were deducted.

The Company received an advance of $50,000 and the terms are still being negotiated.

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

In March 2024, we submitted a full application for Premarket Approval to the FDA. The FDA responded in June 2024 with a “Deficiencies Letter” listing approximately 40 specific comments and requests for additional information covering the device description, sterility & shelf life, clinical safety & performance testing, and biocompatibility sections of the PMA application. In August 2024, we submitted a Submission Issue Request (SIR) to the FDA outlining our plan to address and respond to the FDA’s comments. Then, in August 2024, at the FDA’s request, the Company followed-up with a condensed list of questions relating to the prior SIR submission.

In October 2024, the Company and FDA conducted a virtual meeting to discuss the SIR and the follow-up questions. During the discussion, the Company noted the results of its 2019 clinical trial involving 236 patients (of whom 118 were treated with its hemostatic gauze) that showed statistically superior performance in time to hemostasis using CelluSTAT over Ethicon’s Surgicel Original, the current standard of care. The study results also showed no evidence of heterogeneity of results across procedure categories, surgeons, or clinical sites, indicating both poolability and generalizability of study results. The Company also noted that none of the adverse events that occurred during the study were attributable to its hemostatic gauze product.

Notwithstanding the safety record from the original clinical study, the FDA requested more data to confirm the safety and effectiveness of CelluSTAT in surgical procedures in the intestinal and thoracic organ space, where organ movement may impact the post operative stability of a hemostat and where observation of post operative rebleeding is more difficult. To address this concern, we proposed to enroll 27 human subjects in a multi-site study as an extension of the original pivotal study, with patients undergoing open surgical procedures within the organ space. The supplemental study process would consist of submitting an Investigational Device Exemption (IDE) for FDA approval, identifying and contracting suitable surgical sites, enrolling patents, and data collection and analysis.

From September 23 through October 4, 2024, the FDA conducted a Bioresearch Monitoring Program (BIMO) Inspection of our records and procedures relating to our clinical study, following which the FDA delivered its Inspectional Observations on Form 483. On October 25, 2024, we submitted our response to the FDA’s observations, which the FDA will consider in developing its final report on the BIMO Inspection. On March 25, 2015, FDA issued a Warning Letter identifying five violations of required clinical procedures occurred during the 2019 clinical trial. On April 14, 2025, we submitted a response to FDA that address the violations. As of the date of this filing, the FDA has not responded to our submission responding to the Warning Letter.

On March 27, 2025, we submitted an IDE application to the FDA seeking approval to conduct the above referenced 27-subject clinical trial. On April 25, 2025, the FDA issued a notice of disapproval of the IDE application, citing the unresolved Warning Letter regarding the audit of the 2019 clinical study. No other deficiencies were noted in the FDA communication.

The timing to resolve the FDA Warning Letter is uncertain. Since the April notice of disapproval of the IDE application, UHP has engaged with the FDA to seek a path to timely approval of a new IDE and commencement of the clinical trial. We have retained a regulatory attorney to support our efforts in this regard and are discussing with the FDA various solutions including, among other options, identifying an alternative sponsor acceptable to the FDA to oversee the clinical study on the Company’s behalf. In such an arrangement, UHP would retain full and exclusive rights to the data and analysis contained in a Clinical Trial Report and incorporate into a revised PMA application.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending June 30, 2025 and 2024

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(268,356)	$(405,177)

Operating (loss)	$(268,356)	$(405,177)

Other income (expense)	$(46,831)	$(26,844)

Net income (loss)	$(315,187)	$(432,021)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended June 30, 2025 versus Three Months ended June 30, 2024

During the three months ended June 30, 2025 and 2024, the Company had $0 of revenues, respectively. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the three months ended June 30, 2025 and 2024 were $268,356 and $405,177, respectively.

The decrease in operating expenses for the three months ended June 30, 2025 was primarily due to the Company having a decrease in legal and professional expenses of $135,669, a decrease in obsolete inventory write off of $33,598 offset by an increase in research and development expenses of $15,263, and an increase in marketing activities of $15,404.

Other income (expense)

Other income (expense) for the three months ended June 30, 2025 and 2024 was $(46,831) and $(26,844), respectively. The increase in other expense was due to an increase in interest expense from the larger outstanding loan balances.

Our net loss for the three months ended June 30, 2025 was $315,187 as compared to net loss of $432,021 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $136,821 offset by an increase in other expense of $19,987, as explained above.

Results of Operations for the six months ending June 30, 2025 and 2024

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(1,757,572)	$(830,271)

Operating (loss)	$(1,757,572)	$(830,271)

Other income (expense)	$(89,274)	$(53,688)

Net (loss)	$(1,846,846)	$(883,959)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Six Months ended June 30, 2025 versus Six Months ended June 30, 2024

During the six months ended June 30, 2025 and 2024, the Company had $0 of revenues, respectively. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the six months ended June 30, 2025 and 2024 were $1,757,572 and $830,271, respectively.

The increase in operating expenses was primarily due to an increase of $1,120,125 in stock-based compensation offset by a decrease of approximately $185,592 in legal and professional expenses.  The increase in stock-based compensation is due to the vesting of 4,725,000 RSUs and recording $1,120,125 as stock-based compensation.  The decrease in legal and professional expenses is due to the Company terminating services with certain regulatory consultants.

Other income (expense)

Other income (expense) for the six months ended June 30, 2025 and 2024 was $(89,274) and $(53,688), respectively. The increase in other expense was due to an increase in interest expenses due to having larger outstanding loan balances.

Our net loss for the six months ended June 30, 2025 was $1,846,846 as compared to net loss of $883,959 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $927,301 and an increase in other expense of $35,586, as explained above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025, the Company had a negative working capital of $1,883,479. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2024 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

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

Cash Flows

The Company’s cash on hand at June 30, 2025 and December 31, 2024 was $225 and $168,883, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(458,658)	$(693,481)
Net cash used in investing activities	-	-
Net cash provided by financing activities	290,000	616,815

Net increase (decrease) in cash and cash equivalents	$(168,658)	$(76,666)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $458,658. The Company had a net loss of $1,846,846 offset by stock for services and compensation of $1,120,125, amortization expense of $2,025, amortization of right-of-use asset of $110, an increase in accounts payable and accrued expenses of $125,534, an increase in accrued liabilities - related party of $43,462 and an increase in accrued compensation of $95,238. The Company also had a decrease prepaid and other current assets of $1,914.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2025 and June 30, 2024.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $290,000. This was due to the result of the Company receiving proceeds of $290,000 from convertible notes, receiving advances from related party of $20,000 offset by repayment of advances from related party of $20,000.

Net cash provided by financing activities for the six months ended June 30, 2024 was $616,815. This was due to the result of the Company receiving net proceeds of $616,815 from the sale of common stock

Off-Balance Sheet Arrangements

As of June 30, 2025, we have no off-balance sheet arrangements.

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

Effective on June 12, 2025, the Company’s officer holding the Vice President of Finance and Principal Financial Officer positions resigned, citing consideration of personal and professional factors. The Company is seeking and will consider suitable replacement candidates to replace this officer in these positions. In the interim, United Health Products’ Chief Executive Officer, Brian Thom, is acting as the Company’s principal financial officer.

As of June 30, 2025, the Chief Executive Officer and Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

UNITED HEALTH PRODUCTS, INC.

Dated: August 14, 2025	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		August 14, 2025
	Brian Thom	Chief Executive Officer, Principal Executive and Financial Officer and Director

By:	/s/ Robert Denser	Director	August 14, 2025
Robert Denser

