Form 10-Q
period 2025-09-30
United Health Products, Inc.
filed 2025-11-14
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of November 14, 2025 was 258,690,253.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,376	$168,883
Prepaid and other current assets	24,753	22,800
Total current assets	43,129	191,683

Operating lease right-of-use asset	23,021	47,096
Security deposit	2,850	2,850
Patents, net	25,313	28,350
TOTAL ASSETS	$94,313	$269,979

Current Liabilities
Accounts payable and accrued expenses	$1,065,293	$830,672
Accrued liabilities - related parties	233,842	168,649
Accrued compensation	683,267	608,500
Operating lease liability - current	23,954	33,331
Total current liabilities	2,006,356	1,641,152

Convertible notes payable, net of debt discount	927,500	557,500
Convertible notes payable – related party, net of debt discount	500,000	500,000
Operating lease liability – long-term	-	15,158
TOTAL LIABILITIES	3,433,856	2,713,810

Commitments and Contingencies	-	-
Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 258,690,253 and 252,408,222 shares issued and outstanding at September 30, 2025 and December 31, 2024	258,690	252,408
Subscription Receivable	-	-
Additional Paid-In Capital	77,235,150	76,004,704
Accumulated Deficit	(80,833,383)	(78,700,943)
Total Stockholders' Deficit	(3,339,543)	(2,443,831)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,313	$269,979

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	207,845	326,018	1,768,183	975,017
Research and development	25,334	65,885	222,568	247,157
Total Operating Expenses	233,179	391,903	1,990,751	1,222,174

Loss from Operations	(233,179)	(391,903)	(1,990,751)	(1,222,174)

Other Income (Expenses)
Interest expense	(30,684)	(7,613)	(76,496)	(22,839)
Interest expense – related party	(21,731)	(19,231)	(65,193)	(57,693)
Gain (loss) on settlement of debt	-	115,085	-	115,085
Total Other Income (Expenses)	(52,415)	88,241	(141,689)	34,553

Net Loss	$(285,594)	$(303,662)	$(2,132,440)	$(1,187,621)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	257,809,759	248,614,744	256,403,319	247,365,704

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Nine Months Ended September 30, 2025 and September 30, 2024

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$-	$(76,699,210)	$(1,714,226)

Sale of common stock	2,050,000	2,050	389,175	-	-	391,225

Amortization of deferred offering cost	-	-	(21,051)	-	-	(21,051)

Net Loss	-	-	-	-	(451,938)	(451,938)

Balance at March 31, 2024	246,833,222	246,833	75,108,325	-	(77,151,148)	(1,795,990)

Sale of common stock	1,400,000	1,400	224,190	-	-	225,590

Net Loss	-	-	-	-	(432,021)	(432,021)

Balance at June 30, 2024	248,233,222	248,233	75,332,515	-	(77,583,169)	(2,002,421)

Sale of common stock	1,400,000	1,400	193,426	-	-	194,826

Net Loss	-	-	-	-	(303,662)	(303,662)

Balance at September 30, 2024	249,633,222	$249,633	$75,525,941	$-	$(77,886,831)	$(2,111,257)

UNITED HEALTH PRODUCTS, INC.

Condensed Statement of Stockholders' Deficiency

Three and Nine Months Ended September 30, 2025 and September 30, 2024

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2024	252,408,222	$252,408	$76,004,704	$-	$(78,700,943)	$(2,443,831)

Vesting of restricted stock	4,725,000	4,725	1,115,400	-	-	1,120,125

Net Loss	-	-	-	-	(1,531,659)	(1,531,659)

Balance at March 31, 2025	257,133,222	257,133	77,120,104	-	(80,232,602)	(2,855,365)

Common stock issued for a stock subscription receivable	200,000	200	16,370	(16,570)	-	-

Net Loss	-	-	-	-	(315,187)	(315,187)

Balance at June 30, 2025	257,333,222	257,333	77,136,474	(16,570)	(80,547,789)	(3,170,552)

Sale of common stock	600,000	600	46,138	16,570	-	63,308

Common stock issued for conversion of convertible note payable and accrued interest	757,031	757	52,538	-	-	53,295

Net Loss	-	-	-	-	(285,594)	(285,594)

Balance at September 30, 2025	258,690,253	$258,690	$77,235,150	$-	$(80,833,383)	$(3,339,543)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net (Loss)	$(2,132,440)	$(1,187,621)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	1,120,125	-
Write-off inventory	-	33,598
Amortization expense	3,037	3,038
Amortization of right-of-use asset	(460)	582
Gain on settlement of debt	-	(115,085)
Changes in assets and liabilities:
Prepaid and other current assets	(1,953)	2,896
Accounts payable and accrued expenses	237,916	54,121
Accrued liabilities – related party	65,193	195,193
Accrued compensation	74,767	-
Net Cash Used In Operating Activities	(633,815)	(1,013,278)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	420,000	-
Advance from related party	20,000	-
Repayment of advance from related party	(20,000)	-
Payment of offering costs	(2,400)	(10,200)
Proceeds from note payable	-	150,000
Proceeds from sale of common stock	65,708	821,841
Net Cash Provided by Financing Activities	483,308	961,641

Increase (Decrease) in Cash and Cash Equivalents	(150,507)	(51,637)
Cash and Cash Equivalents – Beginning of period	168,883	95,420

CASH AND CASH EQUIVALENTS – END OF PERIOD	$18,376	$43,783

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing & Financing Activities:
Common stock issued for conversion of convertible notes and accrued interest	$53,295	$-
Amortization of deferred offering costs	$-	$21,051

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2025 AND 2024

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025 and December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no provisions for doubtful accounts recorded at September 30, 2025 and December 31, 2024. The Company recorded $0 in bad debt expense for the three and nine month periods ended September 30, 2025 and 2024.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and non-employees is measured at the grant date fair value.

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares included 40,315,000 of restricted stock units (RSU), 10,423,896 shares for convertible notes payable – related parties, 16,366,328 shares for convertible notes payable and 412,500 shares for warrants. The total potential common shares as of September 30, 2024 included 47,665,000 of restricted stock units, 6,014,802 shares for convertible notes payable – related parties and 2,381,108 shares for convertible notes payable.

In determining if the Company has sufficient authorized but unissued shares to cover all commitments, the Company elected to sequence the instruments based on inception date in reverse chronological order. As of September 30, 2025 and December 31, 2024, this analysis resulted in exposure with our restricted stock units which are not likely to vest prior to December 31, 2026, based on the terms of the restricted stock unit agreements. Therefore, no further considerations were made for liability accounting for lack of authorized but unissued shares.

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

Accumulated amortization as of September 30, 2025 and December 31, 2024 was $15,187 and $12,150, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $3,037 and $3,038, respectively.

Future Amortization Expense

Year	Amount
2025 (remaining)	$1,013
2026	4,050
2027	4,050
2028	4,050
2029	4,050
Thereafter	8,100
$25,313

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

When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2025 and 2024, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against the proceeds received.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $96,220 and $84,616 in advertising and marketing costs during the nine months ended September 30, 2025 and 2024, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expense when incurred. The Company incurred $222,568 and $247,157 in research and development expenses during the nine months ended September 30, 2025 and 2024, respectively.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of September 30, 2025 and December 31, 2024, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of September 30, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $191,919 and $139,334 as of September 30, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of September 30, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $41,923 and $29,315 as of September 30, 2025 and December 31, 2024, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $21,731 and $19,231 during the three months ended September 30, 2025 and 2024, respectively.  Interest expense – related party on the above convertible notes payable was $65,193 and $57,693 during the nine months ended September 30, 2025 and 2024, respectively. Accrued interest – related party due to these convertible notes was $233,842 and $168,649, as of September 30, 2025 and December 31, 2024, respectively and has been recorded in accrued liabilities – related parties on the balance sheet.

The following represents the future aggregate maturities as of September 30, 2025 of the Company’s Convertible Notes Payable – Related Parties:

Amount
2025 (remaining)	$-
2026	500,000
Total	$500,000

Accrued liabilities- related parties

                During the nine months ended September 30, 2025, the Company’s Chief Executive Officer advanced the Company $20,000 to pay for operating expenses, which was unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2025 the Company repaid $20,000 of the advance resulting in a $0 advance balance recorded in accrued liabilities –related parties on the balance sheet as of September 30, 2025.

Note 4. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975.  The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The notes are convertible into common stock of the Company at $0.35 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of September 30, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively.

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

During the nine months ended September 30, 2025, the Company issued $420,000 of convertible notes.  The notes have an interest rate of 13% and a maturity of December 31, 2026.  The notes are convertible into common stock of the Company between $0.12 and $0.085 per share.  In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.12 and $0.085 per share, the conversion price shall be reduced to equal such lower issue price per share. During the nine months ended September 30, 2025, $50,000 of these convertible notes was converted into shares of the Company’s common stock (see Note 6).

Interest expense on the above convertible notes payable was $30,684 and $7,613 during the three months ended September 30, 2025 and 2024, respectively.  Interest expense on the above convertible notes payable was $76,496 and $22,839 during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, $3,295 of accrued interest was converted into shares of the Company’s common stock (see Note 6). Accrued interest as of September 30, 2025 and December 31, 2024 was $132,272 and $59,071, respectively, and has been recorded in accounts payable and accrued expenses on the balance sheet.

The following represents the future aggregate maturities as of September 30, 2025 of the Company’s Convertible Notes Payable:

Amount
2025 (remaining)	$-
2026	927,500
Total	$927,500

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

Note 6. Issuances of Securities

Share issuances 2024

During the nine months ended September 30, 2024, the Company had the following common stock transactions:

•	4,850,000 shares of common stock were sold for $811,641, net of legal and administrative fees of $10,200, under the Company’s common stock purchase agreement with White Lion.

Share issuances 2025

During the nine months ended September 30, 2025, the Company had the following common stock transactions:

•	800,000 shares of common stock were sold to White Lion for proceeds of $63,308, net of legal and administrative fees of $2,400, under the Company’s common stock purchase agreement with White Lion.
•	757,031 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $53,295.

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

Restricted stock units

As of September 30, 2025 and December 31, 2024, the Company has 40,315,000 and 46,165,000 restricted stock units (RSUs) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones (referred to in the RSU Agreements as Covered Transactions or Triggering Events).

During the nine months ended September 30, 2025, the Company terminated the services of one of its consultants who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the consultant vested immediately upon termination of services. This resulted in 975,000 RSU’s vesting and $692,250 of stock-based compensation being recorded, which was the fair value of the shares on the original grant date of the RSU agreement.

During the nine months ended September 30, 2025, the Board of Directors approved an amendment to a consultant’s RSU agreement.  The amendment resulted in 3,750,000 of RSU’s vesting during the current period and the remaining 2,750,000 vesting upon the achievement of certain Company objectives and milestones. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $427,875 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

 During the nine months ended September 30, 2025, an officer of the Company resigned from his position. This officer had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the officer cancelled immediately upon resignation. This resulted in the cancelation of 1,125,000 RSU’s and $0 stock-based compensation being recorded.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of September 30, 2025, there was $18,834,405 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2024	46,165,000	$0.55
Units granted	-	$-
Units Exercised/Released	(4,725,000)	$0.24
Units Cancelled/Forfeited	(1,125,000)	$0.99
Total awards outstanding at September 30, 2025	40,315,000	$0.48

Warrants

During the year ended December 31, 2024, the Company issued 412,500 warrants related to the sale of 825,000 units.  The Company valued the common stock and warrants issued in the sale of the units using the relative fair value method.  The warrants have a value of $5,990 and was recorded in additional paid-in capital.

Activity related to our warrants during the nine months ended September 30, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2024	412,500	$0.14
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at September 30, 2025	412,500	$0.14

The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2024:

Year Ended
December 31,
2024
Exercise price	$0.14
Expected term	1 year
Expected average volatility	90.88%
Expected dividend yield	-
Risk-free interest rate	4.17%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number Warrants	Remaining Contractual	Weighted Average	Number	Weighted Average
	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	1.25	$0.14	412,500	$0.14

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$27,486	$26,232

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2025 and 2024	$15,504	$25,650
Weighted average remaining lease term – operating leases (in years)	0.67 years	1.67 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2025	At December 31, 2024
Operating leases
Remaining right-of-use assets	$23,021	$47,096

Short-term operating lease liabilities	$23,954	$33,331
Long-term operating lease liabilities	$-	$15,158
Total operating lease liabilities	$23,954	$48,489

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2025 (remaining)	9,246
2026	15,410
Total lease payments	24,656
Less: Imputed interest/present value discount	(702)
Present value of lease liabilities	$23,954

Note 8. Subsequent Events

The Company has evaluated events from September 30, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

The Company received $100,000 and entered a promissory note with a third party. This promissory note has a term of 60 days and pays a 13% rate of cash interest. At maturity, the noteholder may, at its election, convert the note to convertible notes with terms substantially the same of the Company’s existing convertible notes due December 31, 2026.

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

From September 23 through October 4, 2024, the FDA conducted a Bioresearch Monitoring Program (BIMO) Inspection of our records and procedures relating to our clinical study, following which the FDA delivered its Inspectional Observations on Form 483. On October 25, 2024, we submitted our response to the FDA’s observations, which the FDA will consider in developing its final report on the BIMO Inspection. On March 25, 2015, FDA issued a Warning Letter identifying five violations of required clinical procedures occurred during the 2019 clinical trial. On April 14, 2025, we submitted a response to FDA that addressed the violations. As of the date of this filing, the FDA has not responded to our submission responding to the Warning Letter.

On March 27, 2025, we submitted an IDE application to the FDA seeking approval to conduct the above referenced 27-subject clinical trial. On April 25, 2025, the FDA issued a notice of disapproval of the IDE application, citing the unresolved Warning Letter regarding the audit of the 2019 clinical study. No other deficiencies were noted in the FDA communication.

The timing to resolve the FDA Warning Letter is uncertain. Since the April notice of disapproval of our IDE application, UHP has engaged with the FDA to seek a path to timely approval of a new IDE and commencement of the clinical trial. We have retained a regulatory attorney to support our efforts in this regard and are discussing with the FDA various solutions including, among other options, conducting a new pivotal clinical trial that will yield sufficient data to confirm the safety and effectiveness of our product without reliance on data from the 2019 study.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending September 30, 2025 and 2024

The following table sets forth a summary of certain key financial information for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(233,179)	$(391,903)

Operating (loss)	$(233,179)	$(391,903)

Other income (expense)	$(52,415)	$88,241

Net income (loss)	$(285,594)	$(303,662)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended September 30, 2025 versus Three Months ended September 30, 2024

During the three months ended September 30, 2025 and 2024, the Company had $0 of revenues, respectively. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were $233,179 and $391,903, respectively.

The decrease in operating expenses for the three months ended September 30, 2025 was primarily due to a decrease in consulting expenses of $158,521 as the Company terminated the services of certain consultants, and a decrease in research and development expenses of $40,551 as the Company purchased fewer external lab testing services, offset by an increase in legal services of $43,480 as the Company retained regulatory counsel to assist in correspondence with the FDA.

Other income (expense)

Other income (expense) for the three months ended September 30, 2025 and 2024 was $(52,415) and $88,241, respectively. The change in other income (expense) was due to an increase in interest expense of $25,571 from the larger outstanding loan balances and a decrease in gain on settlement of debt of $115,085 from a settlement of accounts payable in the same period of the prior year with no similar settlement in the current period.

Our net loss for the three months ended September 30, 2025 was $285,594 as compared to net loss of $303,662 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $158,724 offset by an increase in other expense of $140,656, as explained above.

Results of Operations for the nine months ending September 30, 2025 and 2024

The following table sets forth a summary of certain key financial information for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended June 30,
	2025	2024

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(1,990,751)	$(1,222,174)

Operating (loss)	$(1,990,751)	$(1,222,174)

Other income (expense)	$(141,689)	$34,553

Net (loss)	$(2,132,440)	$(1,187,621)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Nine Months ended September 30, 2025 versus Nine Months ended September 30, 2024

During the nine months ended September 30, 2025 and 2024, the Company had $0 of revenues, respectively. The Company did not generate any revenues due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2025 and 2024 were $1,990,751 and $1,222,174, respectively.

The increase in operating expenses was primarily due to an increase of $1,120,125 in stock-based compensation offset by a decrease of approximately $330,058 in professional expenses.  The increase in stock-based compensation is due to the vesting of 4,725,000 RSUs and recording $1,120,125 as stock-based compensation.  The decrease in professional expenses is due to the Company terminating services with certain consultants.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2025 and 2024 was $(141,689) and $34,553, respectively. The change in other income (expense) was due to an increase in interest expense of $61,157 from the larger outstanding loan balances and a decrease in gain on settlement of debt of $115,085 from a settlement of accounts payable in the same period of the prior year with no similar settlement in the current period.

Our net loss for the nine months ended September 30, 2025 was $2,132,440 as compared to net loss of $1,187,621 for the comparable period of the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $768,577 and an increase in other expense of $176,242, as explained above.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, the Company had a negative working capital of $1,963,227. The Company has not yet attained a level of operations which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2024 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology, and has funded its initial operations with private placements, and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

The Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gave the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Commitment Period (as defined in the CSPA) ended on October 1, 2025 and has not been extended. We are evaluating alternatives to raise external capital to fund our operations on terms that minimize dilution to existing shareholders which may include agreements similar to the CSPA.

Cash Flows

The Company’s cash on hand at September 30, 2025 and December 31, 2024 was $18,376 and $168,883, respectively.

The following table summarizes selected items from our statements of cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(633,815)	$(1,013,278)
Net cash used in investing activities	-	-
Net cash provided by financing activities	483,308	961,641

Net increase (decrease) in cash and cash equivalents	$(150,507)	$(51,637)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $633,815. The Company had a net loss of $2,132,440, amortization of right-of-use asset of $460, and an increase in prepaid and other current assets of $1,953 offset by stock for services and compensation of $1,120,125, amortization expense of $3,037,  an increase in accounts payable and accrued expenses of $237,916, an increase in accrued liabilities - related party of $65,193 and an increase in accrued compensation of $74,767.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the nine months ended September 30, 2025 and September 30, 2024.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $483,308. This was due to the result of the Company receiving proceeds of $420,000 from convertible notes, receiving net proceeds of $63,308 from the sale of common stock, receiving advances from related party of $20,000 offset by repayment of advances from related party of $20,000.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $961,641. This was due to the result of the Company receiving net proceeds of $811,841 from the sale of common stock and $150,000 in proceeds from a note payable.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no off-balance sheet arrangements.

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

As of September 30, 2025, the Chief Executive Officer and Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

UNITED HEALTH PRODUCTS, INC.

Dated: November 14, 2025	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		November 14, 2025
	Brian Thom	Chief Executive Officer, Principal Executive and Financial Officer and Director

By:	/s/ Robert Denser	Director	November 14, 2025
Robert Denser

