Form 10-K
period 2025-12-31
United Health Products, Inc.
filed 2026-04-15
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2025

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

As of June 30, 2025, the number of shares held by non-affiliates was approximately 257,333,222 shares. The approximate market value based on the last sale (i.e. $0.098 per share as of June 30, 2025, the last business day of the second quarter) of the Company’s Common Stock was approximately $25,218,657.

The number of shares issued and outstanding of the Registrant’s Common Stock, as of April 14, 2026 was 258,690,253.

  United Health Products, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

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

FDA Updates

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

In October 2024, the Company and FDA conducted a virtual meeting to discuss the Deficiencies Letter and our follow-up questions. During the discussion, the Company noted the results of its 2019 clinical trial involving 232 patients (of whom 118 were treated with its hemostatic gauze) that showed statistically superior performance in time to hemostasis using CelluSTAT over Ethicon’s Surgicel Original, the standard of care. The study results also showed no evidence of heterogeneity of results across procedure categories, surgeons, or clinical sites, indicating both poolability and generalizability of study results. The Company also noted that none of the adverse events that occurred during the study were attributable to its hemostatic gauze product.

Notwithstanding the safety record from the original clinical study, the FDA requested more data to confirm the safety and effectiveness of CelluSTAT in surgical procedures in the intestinal and thoracic organ space, where the FDA was concerned that organ movement could impact the post-operative stability of a hemostat and where observation of post operative rebleeding is more difficult. To address this concern, we have proposed conducting a supplemental study, with patients undergoing open surgical procedures within the intestinal and thoracic organ space.

On October 25, 2024, we submitted our response to the FDA’s observations. On March 24, 2025, the FDA issued a Warning Letter that described five violations of applicable regulations that occurred during the planning and execution of the 2018-19 clinical study. These violations included: 1) failure to submit an IDE application to the FDA and failure to obtain FDA approval prior to beginning an investigation for which FDA’s approval is required, 2) failure to ensure proper monitoring of the investigation, 3) failure to monitor and ensure clinical investigators’ compliance with the study protocol and failure to terminate investigator’s participation in the study following non-compliance, 4) failure to immediately conduct an evaluation of any unanticipated adverse device effects and failure to report results of such an evaluation to the FDA and to the appropriate IRB, and 5) failure to maintain accurate, complete, and current device shipment and disposition records.

In response to the Warning Letter we conducted an analysis and investigation into root causes of these violations and developed Corrective and Preventative Actions (CAPAs) to address them, which we submitted to the FDA on April 14, 2025. In addition, we engaged an external monitor to review certain of the clinical data gathering during the clinical trial to report on the accuracy and reliability of the data, which we also submitted to the FDA in June and September 2025.

On December 10, 2025, the FDA issued a CAPA Assessment Letter that provided feedback on our response to the Warning Letter and our proposed CAPAs to address the violations that occurred during the 2019 study. In the letter, the FDA sought additional detail surrounding the Company’s 2018 correspondence with the WCG Institutional Review Board (IRB) regarding its approval of our clinical study, specifically relating to the FDA’s findings that the Company had modified certain FDA correspondence that it had presented to the IRB. In addition, FDA recommended that UHP conduct an audit of our processes, procedures and personnel (both internal and outside consultants) to ensure that the Company is able to ensure good clinical practices (GCP) when conducting a clinical study.

On January 5, 2026 we submitted to the FDA revised CAPAs and a proposal to conduct the recommended GCP Audit, and on February 16, 2026 submitted a report on our investigation of the 2018 IRB communications and a proposal for a third party monitor of our communications with the FDA and any IRB going forward to ensure the accuracy and regulatory compliance in these communications. On March 4, 2026 we held a Submission Issue Request (“SIR”) videoconference with the FDA to confirm their approval of our proposed collaboration with an established hemostatic device company wherein this company could serve as substitute Sponsor in a new pivotal IDE study of our CelluSTAT product, which the FDA did approve. On March 6, 2026, the FDA communicated their approval of the external audit firm that we had proposed on February 16 to conduct a GCP Audit of our procedures, process and personnel. This audit is expected to be completed by the end of July, 2026.

The timing to resolve the FDA Warning Letter is uncertain and we may not proceed with the clinical study requested by the FDA until its resolution. However, we are in discussions with the FDA and with potential corporate partners regarding a collaboration that would allow a partner to serve as substitute Sponsor of a CelluSTAT study, with UHP having an exclusive Rights to Reference to the study data for inclusion in a future PMA application. This plan would allow the study to be conducted concurrently with our ongoing efforts to resolve the Warning Letter, including the above mentioned GCP Audit.

There can be no assurance that our planned PMA application will be approved.

Financing with Alumni Capital

On December 16, 2025, the Company entered into a Securities Purchase Agreement with Alumni Capital LP (“Alumni”), pursuant to which Alumni provided a loan to the Company in the amount of $289,267 on a 15% original discount basis, evidenced by a senior convertible promissory note (the “Note”). The Company received net proceeds of $250,000. The Note bears no interest and matures on December 31, 2026. Subject to the terms of the Note, Alumni may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.06039 per share. Alumni has agreed to limit its beneficial ownership of the Company’s common stock to less than 9.99% of the Company’s outstanding shares. In connection with the transaction, the Company entered into a registration rights agreement requiring the Company to register the resale of shares underlying the Note.

On the same date, the Company also entered into an Any Market Purchase Agreement (“AMPA”) with Alumni. Under the AMPA, the Company has the right, but not the obligation, to sell to Alumni up to an aggregate of $4,000,000 in value of the Company’s common stock from time to time through December 31, 2027, subject to the terms and conditions of the agreement. The purchase price of shares sold under the AMPA is based on a discount to the volume-weighted average price of the Company’s common stock over a specified trading period prior to each purchase notice. In connection with the AMPA, the Company issued Alumni a five-year warrant to purchase up to 3,484,321 shares of the Company’s common stock at an exercise price of $0.07462 per share.

On January 15, 2026, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the resale of shares of the Company’s common stock issuable under the Note and the AMPA. The SEC declared the Registration Statement effective on January 30, 2026.

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

Competition

The wound care products market in the United States is concentrated among large and established companies such as Baxter International, Becton Dickinson & Company, Johnson & Johnson (Ethicon), Teleflex and 3M Company, each of which have greater capital and operational resources than we do. Our hemostatic gauze product will directly compete in the hemostat and wound care markets served by these companies. In these markets, competitive factors include product performance, price, breadth of product offerings, value-added service programs, service and delivery, credit terms, and customer support.

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

Research and Development Expenditures

In the years ending December 31, 2025 and 2024 we incurred research and development expenditures of $269,867 and $355,936, respectively.

Personnel

As of April 15, 2026, we have two Company personnel working under full-time consulting agreements and engage certain external consultants as needed on an hourly basis for regulatory and other areas of expertise.

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

For the years ended December 31, 2025 and 2024, the Company had a net loss of $2,669,348 and $2,001,733, respectively. We may continue to lose money in the future, and we will rely on financing to fund our business strategy for the foreseeable future as discussed in the Risk Factor “We will need additional financing to execute our business plan and fund operations, which may not be available”.

We can provide no assurances that the FDA will approve our Class III application for internal surgical procedures in the U.S. market for our CelluSTAT product.

We are reliant on receiving Premarket Approval (PMA) from the FDA for our CelluSTAT product in order to implement our business strategy of targeting the surgical market. If we do not obtain a PMA for our CelluSTAT product, we will have to materially change our strategy, which we cannot assure we would be successful in doing. We filed our initial PMA application with the FDA in 2021, and after addressing FDA comments in the ensuing years following the COVID pandemic, we submitted our revised PMA application to the FDA in March 2024. The FDA responded, notifying us of certain violations relating to the conduct of our 2019 clinical study and other deficiencies in our PMA application, which we continue to address. See Item 1 “Business – Developments”.

We cannot be assured that our CelluSTAT product will meet the FDA requirements for Premarket Approval or that we will ever receive the requisite PMA to be able to commercialize our CelluSTAT product in the U.S. human surgical market.

No assurances can be given that our plans to penetrate certain market segments will be successful.

We continue to believe that the Class III surgical markets, both domestic and international, represent the most attractive market for our products due to the limited competition from other Class III approved Oxidized Regenerated Cellulose (ORC) products and the resulting premium pricing for hemostatic agents that can meet the demanding requirements of the human surgical environment. As of the filing date of this Form 10-K, the FDA review process is ongoing. In the event we receive Class III approvals, which cannot be assured, we are evaluating the best paths to grow our revenue and profits in all potential markets, which could include one or more commercial partnerships and licensing agreements with established market participants or an acquisition/merger agreement with any such participants, each as an alternative to raising the necessary capital to establish and grow our own marketing and distribution capabilities via organic growth. We will carefully evaluate the returns on investment to create shareholder value of each of these strategies. No assurances can be given that our plans to penetrate all market segments or be acquired/merged with an established market participant will be successful on terms satisfactory to us, if at all.

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

Our ability to obtain needed financing may be impaired by such factors as capital markets disruptions, both generally and specifically relating to the healthcare industry, and events that have a negative impact on existing and potential investors or funding sources. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs we may be required to cease operations. See Item 1 “Business – Developments” for a discussion about our current financing by Alumni Capital.

No guarantee of market acceptance of our CelluSTAT Hemostatic Gauze.

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

Our regenerated cellulose products are manufactured in Asia and packaged and sterilized in the United States to our specifications. Unforeseen events at any manufacturing or packaging location may result in a disruption of deliveries that could negatively impact our ability to supply our customers and generate revenues. While we intend to maintain significant supplies of finished product inventory, any prolonged disruption at one of our manufacturers’ facilities could have a material adverse impact on our operations and business..

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. In addition, we depend on management and strategic consultants to correctly interpret and respond to market data, economic and other conditions to locate and adopt appropriate business opportunities. Currently, our management consists solely of our Chief Executive Officer, who is also serving as our acting Chief Financial Officer. As a result, we are highly dependent on the continued service and performance of a single individual, and the loss, incapacity or unavailability of this individual could have a material adverse effect on our business, financial condition and results of operations. In addition, the concentration of management responsibilities in one individual may result in limited internal controls, reduced segregation of duties, and increased operational risk. We intend to ensure that management and any key personnel are appropriately compensated; however, their continued service to the Company cannot be guaranteed. If we are unable to attract and retain additional key management personnel and enter into satisfactory employment and other agreements, our business may be adversely affected.

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

Our Chief Executive Officer has concluded that, as of December 31, 2025, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to December 31, 2025. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of December 31, 2025 and possible material weaknesses as of subsequent periods. Although we are in the process of implementing remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures will be adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

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

Our CelluSTAT products are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new intended use of a legally marketed device, can be marketed in the United States, it must be cleared or approved by the FDA through the applicable 510(k) premarket notification submission, granting of a de novo request, or Premarket Approval (PMA), unless an exemption applies. The clearance and approval process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action, which could include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution. The FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, that may prevent or delay approval or clearance of our products or impact our ability to modify our products after clearance on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain clearance for our products, increase the costs of compliance or restrict our ability to maintain products after clearance.

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

In addition, regulatory clearance or approval by the FDA does not ensure registration, clearance, approval, or certification by comparable foreign regulatory authorities. Complying with foreign regulatory requirements, including obtaining registrations, clearances, approvals, or certifications, can be expensive and time consuming, and we may not receive regulatory clearances, approvals, or certifications in each country or region in which we plan to market our products or we may be unable to do so on a timely basis. In turn, this could limit our ability to expand into international markets, which could have a material adverse effect on our business, financial condition, and results of operations. See Item 1 “Business – Developments” for a discussion about our FDA PMA process

The healthcare industry is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

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

The Company’s common stock is quoted on the OTCQB. Management considers the market for our common stock to be limited. We can provide no assurances that an established trading market for our common stock will exist in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Since 2018 the Company has been primarily focused on pursuing FDA Pre-Market Approval (PMA) for its CelluSTAT products to enable it to access the Class III surgical markets and has de-emphasized its commercial operations. We have fewer than 10 employees and consultants and currently use third-party vendors and service providers for certain product development and regulatory approval activities. Most of the information generated and collected by the Company is stored and maintained by these third-party vendors and service providers. Each of these providers has demonstrated its own cybersecurity protocols which our management believes to be adequate for protecting the Company’s digital files in their possession. Our CEO (who is also one of the Company’s directors) is responsible for assessing and managing cybersecurity risks. Our CEO does not have cybersecurity expertise. Due to the current small size and limited commercial operations of the Company, we have no formal cybersecurity policies and processes in place, however, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while we are strategically focused on pursuing FDA Premarket Approval and have minimal commercial operations. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company's third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be effective in protecting the Company’s systems and information.

ITEM 2. PROPERTIES

Since May 2023, the Company has leased approximately 1,800 square feet of office space in Mt. Laurel, New Jersey that is used as the principal executive office.

The Company is a virtual company with personnel in two states, largely working remotely.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

The common shares of the Company are quoted on the OTCQB under the symbol UEEC. There is no established trading market for our common shares and there has been only limited trading activity to date. The following table sets forth the high and low sales price of the common stock on a quarterly basis for the periods presented, rounded to the nearest penny.

	High	Low
For Year Ended 2025
First Quarter	$0.28	$0.05
Second Quarter	$0.28	$0.09
Third Quarter	$0.11	$0.06
Fourth Quarter	$0.09	$0.04

For Year Ended 2024
First Quarter	$0.25	$0.18
Second Quarter	$0.21	$0.15
Third Quarter	$0.19	$0.11
Fourth Quarter	$0.15	$0.05

Holders

As of April 15, 2026, there were approximately 415 holders of record of the Company’s issued and outstanding shares of common stock.

Dividends

The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

Stock Issuances

The following table summarizes all sales and issuances by the Company of unregistered securities during the year ended December 31, 2025. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were used for working capital and general corporate purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchaser/Recipient
July 2025	Common Stock	600,000	$47,814 in cash	White Lion (1)
August 2025	Common Stock	200,000	$15,494 in cash	White Lion (1)

(1)	Issued by the Company to White Lion Capital, LLC pursuant to the terms of the Common Stock Purchase Agreement dated September 1, 2022, as amended June 20, 2024.

 Description of Our Capital Stock

The following description of our capital stock is a summary only and is qualified by reference to our Certificate of Incorporation and Bylaws, which are included as Exhibits 3.1, 3.2, 3.3 and 3.4 to this report.

General

Our authorized capital stock consists of (i) 300,000,000 shares of common stock, with a par value of $0.001 per share and (ii) 1,000,000 shares of Series A preferred stock with par value of $0.001. As of April 14, 2026, there were 258,690,253 shares of common stock and no shares of Series A preferred stock issued and outstanding.

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

See Item 1 “Business – Developments” for a discussion about the Company’s efforts in seeking FDA Premarket Approval for its CelluSTAT product.

Results of Operations years ending December 31, 2025 and 2024

The following table sets forth a summary of certain key financial information for the years ended December 31, 2025 and 2024:

	2025	2024

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(2,255,474)	$(2,007,572)

Operating (loss)	$(2,255,474)	$(2,007,572)

Other income (expense)	$(413,874)	$5,839

Net (loss)	$(2,669,348)	$(2,001,733)

Basic and diluted	$(0.01)	$(0.01)

Year ended December 31, 2025 versus year ended December 31, 2024

During the year ended December 31, 2025 and 2024, the Company had $0 revenues, respectively. The Company did not generate any revenues in the current year due to the continued focus of the Company’s capital and resources towards obtaining a Class III PMA.

Operating Expenses

Total operating expenses for the year ended December 31, 2025 and 2024 were $2,255,474 and $2,007,572, respectively.

The increase in operating expenses was primarily due to an increase of $745,125 in stock-based compensation offset by a decrease of approximately $494,750 in professional expenses. The increase in stock-based compensation is due to the vesting of 4,725,000 RSUs and recording $1,120,125 as stock-based compensation. The decrease in professional expenses is due to the Company terminating services with certain consultants.

Other income (expense)

Other income (expense) for the year ended December 31, 2025 and 2024 was $(413,874) and $5,839, respectively. The change in other income (expense) was due to an increase in a loss on fraud of $242,000, an increase in interest expense of $90,962 from the outstanding convertible notes and loan balances, an increase in gain on derivative liabilities of $28,334 and a decrease in gain on settlement of debt of $115,085 from a settlement of accounts payable in the same period of the prior year vs no similar settlement in the current period.

The net loss for the year ended December 31, 2025 was $2,669,348 as compared to a net loss of $2,001,733 for the prior year. The increase in the net loss is due to the Company having an increase in operating expenses of $247,902 and an increase in other expense of $419,713 during the year ended December 31, 2025, as explained above.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a negative working capital of $3,837,757. The Company has not yet attained a level of operations, and for the foreseeable future will not achieve commercial operations, which will allow it to meet its current overhead expense obligations. The report of our independent registered public accounting firm on our 2025 and 2024 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company generated no revenue during the years ended December 31, 2025 and 2024 due to focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT hemostatic technology. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives.

As discussed in Note 6 of the financial statements, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Company has received approximately $3.3 million in proceeds from White Lion from the sale of shares under the CSPA which the Company used to pay for its operations and advance its Class III PMA application. White Lion’s commitment under the CSPA expired in October 2025. On December 16, 2025 we entered into an Any Markets Purchase Agreement (“AMPA”) with Alumni Capital, LP, which requires Alumni Capital to purchase up to $4,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the AMPA. The sale of additional equity or convertible debt securities would be dilutive to our shareholders.

Cash Flows

The Company’s cash on hand as of December 31, 2025 and 2024 was $65,249 and $168,883, respectively.

The following table summarizes selected items from our statements of cash flows for the years ended December 31, 2025 and 2024:

	2025	2024
Net cash used in operating activities	$(1,186,942)	$(1,194,716)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,083,308	1,268,179

Net increase (decrease) in cash and cash equivalents	$(103,634)	$73,463

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $1,186,942. The Company had a net loss of $2,669,348, amortization of right-of-use asset of $810, gain on derivative liabilities of $28,334, and an increase in prepaid and other current assets of $17,343 offset by stock for services and compensation of $1,120,125, amortization of debt discount $1,649, amortization expense of $4,050, an increase in accounts payable and accrued expenses of $224,878, an increase in accrued liabilities - related party of $86,924 and an increase in accrued compensation of $91,267.

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

The Company did not have any investing activities during the year ended December 31, 2025.

The Company did not have any investing activities during the year ended December 31, 2024.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $1,083,308. This was due to the result of the Company receiving proceeds of $770,000 from convertible notes, receiving proceeds of $250,000 from notes payable – related party, receiving proceeds of $65,708 from the sale of common stock offset by making payments of $2,400, receiving advances from related party of $145,000 offset by repayment of advances from related party of $145,000.

Net cash provided by financing activities for the year ended December 31, 2024 was $1,268,179. This was due to the result of the Company receiving proceeds of $863,579 from the sale of common stock offset by making payments of $11,400, proceeds of $66,000 from the sale of units, $200,000 in proceeds from a convertible note payable, and $150,000 in proceeds from a promissory note payable.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements.

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

Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants classified within equity are indexed to the Company’s common stock, provide for settlement in a fixed number of registered or unregistered shares for a fixed exercise price, and are freestanding equity instruments. Accordingly, they meet the criteria for equity classification under ASC 815-40 and are not subject to remeasurement in future periods. For warrants classified as equity instruments the Company applies the Black Scholes model and expenses the fair value as financing costs. For warrants classified as derivative financial instruments, the Company applies the Black Scholes model to value the warrants.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Health Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United Health Products, Inc. as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the period ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of United Health Products, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficient Authorized Shares

In determining if the Company has sufficient authorized and unissued shares of common stock to issue for its share-based contracts, there was significant analysis completed by the auditor, including a detailed analysis and interpretation of accounting literature.

In order to perform this analysis, we reviewed management’s analysis and performed a significant amount of research to gain comfort in the conclusions reached (see the “Per Share Information” section of Note 2).

Complex Debt Transactions

During the year under audit, the Company entered into an Any Market Purchase Agreement (“AMPA”). In consideration for the investor’s execution and performance under the AMPA, the Company issued a Purchase Warrant (“the Warrant”) to purchase up to 3,484,321 shares of the Company’s common stock (see Note 6). The terms of the Warrant require the Warrant to be accounted for as a liability. Calculations and accounting for the AMPA and Warrant require management’s judgments related to initial and subsequent recognition of the AMPA and related Warrant, use of a valuation model, and determination of appropriate inputs used in the selected valuation model.

In order to audit the accounting for the AMPA and purchase warrant, we evaluated management’s analysis of the transaction, performed a significant amount of research and analysis, confirmed key terms of the agreements directly with the investor, and performed an independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.

/s/ Mac Accounting Group & CPAs, LLP

We have served as United Health Products, Inc.’s auditor since 2019.

Midvale, Utah

April 15, 2026

    UNITED HEALTH PRODUCTS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$65,249	$168,883
Prepaid and other current assets	40,143	22,800
Total current assets	105,392	191,683

Deferred offering costs	169,582	-
Operating lease right-of-use asset	14,574	47,096
Security deposit	2,850	2,850
Patents, net	24,300	28,350

TOTAL ASSETS	$316,698	$269,979

Current Liabilities
Accounts payable and accrued expenses	$1,052,255	$830,672
Accrued liabilities - related parties	255,573	168,649
Accrued compensation	699,767	608,500
Operating lease liability - current	15,157	33,331
Convertible notes payable – related party, net of debt discount	500,000	-
Convertible notes payable, net of debt discount	1,279,149	-
Derivative liabilities	141,248	-
Total current liabilities	3,943,149	1,641,152

Convertible notes payable, net of debt discount	-	557,500
Notes payable – related party	250,000	-
Convertible notes payable – related party, net of debt discount	-	500,000
Operating lease liability – long-term	-	15,158
TOTAL LIABILITIES	4,193,149	2,713,810

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 258,690,253 and 252,408,222 shares issued and outstanding at December 31, 2025 and December 31, 2024	258,690	252,408
Additional Paid-In Capital	77,235,150	76,004,704
Accumulated Deficit	(81,370,291)	(78,700,943)
Total Stockholders’ Deficit	(3,876,451)	(2,443,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$316,698	$269,979

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

STATEMENTS OF OPERATIONS

	2025	2024

Revenues	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	1,985,607	1,651,636
Research and development expenses	269,867	355,936
Total Operating Expenses	2,255,474	2,007,572

Loss from Operations	(2,255,474)	(2,007,572)

Other income (expenses)
Interest expense	(113,284)	(32,322)
Interest expense – related party	(86,924)	(76,924)
Gain (loss) on derivative liabilities	28,334	-
Fraud loss	(242,000)	-
Gain (loss) on settlement of debt	-	115,085
Total Other Income (Expense)	(413,874)	5,839

Income tax expense	-	-

Net Loss	$(2,669,348)	$(2,001,733)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	256,981,335	248,173,249

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2025 and 2024

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	244,783,222	$244,783	$74,740,201	$(76,699,210)	$(1,714,226)

Sale of common stock, net of $11,400 of offering costs	5,300,000	5,300	846,879	-	852,179

Sale of units for cash	825,000	825	65,175	-	66,000

Vesting of restricted stock units	1,500,000	1,500	373,500	-	375,000

Amortization of deferred offering costs	-	-	(21,051)	-	(21,051)

Net Loss	-	-	-	(2,001,733)	(2,001,733)

Balance at December 31, 2024	252,408,222	252,408	76,004,704	(78,700,943)	(2,443,831)

Sale of common stock, net of $2,400 of offering costs	800,000	800	62,508	-	63,308

Common stock issued for conversion of note payable	757,031	757	52,538	-	53,295

Vesting of restricted stock units	4,725,000	4,725	1,115,400	-	1,120,125

Net Loss	-	-	-	(2,669,348)	(2,669,348)

Balance at December 31, 2025	258,690,253	$258,690	$77,235,150	$(81,370,291)	$(3,876,451)

See notes to financial statements.

  UNITED HEALTH PRODUCTS, INC

STATEMENTS OF CASH FLOWS

	2025	2024

Cash Flows from Operating Activities:
Net Loss	$(2,669,348)	$(2,001,733)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock for services and compensation	1,120,125	375,000
Write-off of inventory	-	33,598
(Gain) loss on settlement of debt	-	(115,085)
Amortization of right-of-use asset	(810)	586
(Gain) loss on derivative liabilities	(28,334)	-
Amortization of debt discount	1,649	-
Amortization expense	4,050	4,050

Changes in assets and liabilities:
Inventory	-	-
Prepaid and other current assets	(17,343)	4
Accounts payable and accrued expenses	224,878	76,190
Accrued compensation	91,267	355,750
Accrued liabilities – related party	86,924	76,924
Net Cash Used For Operating Activities	(1,186,942)	(1,194,716)

Cash Flows from Investing Activities:
Net Cash Used For Investing Activities	-	-

Cash Flows from Financing Activities:
Advance from related party	145,000	-
Repayments of advance from related party	(145,000)	-
Proceeds from note payable – related party	250,000	-
Proceeds from promissory note payable	-	150,000
Proceeds from convertible notes payable	770,000	200,000
Payment of offering costs	(2,400)	(11,400)
Proceeds from sale of common stock	65,708	863,579
Proceeds from sale of units	-	66,000
Net Cash Provided By Financing Activities	1,083,308	1,268,179

Increase (decrease) in Cash and Cash Equivalents	(103,634)	73,463
Cash and Cash Equivalents - Beginning of period	168,883	95,420

CASH AND CASH EQUIVALENTS - END OF PERIOD	$65,249	$168,883

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of Non-Cash Financing Activities:
Common stock issued for conversion of convertible note and accrued interest	$53,295	$-
Amortization of deferred offering costs	$-	$21,051
Transfer of promissory note payable to convertible note	$-	$150,000
Deferred offering asset and derivative liability associated with warrants	$169,582	$-
OID on convertible note	$39,267	$-

See notes to financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Note 2. Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses, negative working capital and operations have not provided cash flows. Additionally, the Company does not currently have sufficient revenue producing operations to cover its operating expenses and meet its current obligations. In view of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital and other business requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2025 and 2024:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2025:
Liabilities
Derivative liabilities	$-	$-	$141,248

As of December 31, 2024:
Liabilities
Derivative liabilities	$-	$-	$-

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants classified within equity are indexed to the Company’s common stock, provide for settlement in a fixed number of registered or unregistered shares for a fixed exercise price, and are freestanding equity instruments. Accordingly, they meet the criteria for equity classification under ASC 815-40 and are not subject to remeasurement in future periods. For warrants classified as equity instruments, the Company applies the Black Scholes model and expenses the fair value as financing costs. For warrants classified as derivative financial instruments, the Company applies the Black Scholes model to value the warrants.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof, with due consideration given to the fact that tax periods are open to examination by tax authorities.

As of December 31, 2025 and 2024, the Company has approximately $27 million and $25.2 million of net operating loss carry-forwards, respectively, available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured.

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

There was no provision for doubtful accounts recorded at December 31, 2025 and 2024. The Company recorded $0 in bad debt expense for the years ended December 31, 2025 and 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory on the balance sheet consists of raw materials purchased by the Company and finished goods.

	December 31, 2025	December 31, 2024
Raw materials	$-	$-
Finished goods	-	-

During the years ended December 31, 2025 and 2024, the Company determined that $0 and $33,598 of inventory needed to be impaired and written-off, respectively.

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

Accumulated amortization as of December 31, 2025 and December 31, 2024 was $16,200 and $12,150, respectively. Amortization expense for the years ended December 31, 2025 and 2024 was $4,050 and $4,050, respectively.

Future Amortization Expense

Year	Amount
2026	$4,050
2027	4,050
2028	4,050
2029	4,050
Thereafter	8,100
$24,300

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

When equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. During the years ended December 31, 2025 and 2024 the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital or derivative liabilities and charged against proceeds received based on expected proceeds. The Company had $169,582 and $0 deferred offering costs as of December 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $123,024 and $111,824 in advertising and marketing costs during the years ended December 31, 2025 and 2024, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expenses when incurred. The Company incurred $269,867 and $355,936 in research and development expenses during the years ended December 31, 2025 and 2024, respectively.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss for the years ended December 31, 2025 and 2024 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares included 40,315,000 of restricted stock units (RSU), 10,732,577 shares for convertible notes payable – related parties, accounted for as stock settled debt, 23,613,654 shares for convertible notes payable, accounted for as stock settled debt, and 3,896,821 shares for warrants. The total potential common shares as of December 31, 2024 include 46,165,000 of restricted stock units, 9,197,376 shares for convertible notes payable – related parties, accounted for as stock settled debt, 10,678,412 shares for convertible notes payable, accounted for as stock settled debt, and 412,500 shares for warrants.

The Company has elected to sequence its freestanding equity instruments based on inception date in reverse chronological order to determine the sufficiency of authorized shares available for issuance. As of December 31, 2025, the Company determined that there are sufficient authorized shares for issuance as our restricted stock units are not likely to vest prior to December 31, 2026, due to the various performance conditions within the restricted stock unit agreements.

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

As the Company did not generate revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company’s Statement of Operations, the CODM regularly develops and maintains budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Leases

The Company follows the provisions of ASC 842, and records right-of-use (“ROU”) assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company’s leases is not readily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

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

New and Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the requirements for income tax disclosures in order to provide greater transparency. The amendments are effective for fiscal years beginning after December 15, 2024.  The Company adopted the ASU for the fiscal year ended December 31, 2025. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of December 31, 2025 and 2024, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. At the option of the holder, the note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $209,447 and $139,334 as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. At the option of the holder, the note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $46,126 and $29,315 as of December 31, 2025 and 2024, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $86,924 (including $0 of debt discount amortization related to the OID) and $76,924 (including $0 of debt discount amortization) during the year ended December 31, 2025 and 2024, respectively. Accrued interest – related party due to these convertible notes was $255,573 and $168,649, as of December 31, 2025 and 2024, respectively.

Note payable – related parties

During the year ended December 31, 2025, the Company’s Chief Executive Officer (CEO) advanced the Company $250,000 to secure a private investment, which is unsecured and non-interest bearing. This note payable was to be repaid from the proceeds of a private investment. In the event that the private investment or similar investment is not completed within 120 days of the execution of this note payable, then the CEO may, at his discretion, demand that the Company commit to apply not less than 25% of the net proceeds of any external capital raising activity (including but not limited to equity placements under any Equity Line of Credit then in effect) towards the repayment of the note payable until it is repaid in full. Any unpaid amounts under this note payable shall be due and payable upon the closing of a sale of all, or substantially, all of the assets of the Company. In addition, any amounts under this note payable unpaid on the seventh (7th) anniversary shall be due and payable one hundred twenty (120) days following demand for payment. As of December 31, 2025, the remaining principal balance due was $250,000.

The following represents the future aggregate maturities as of December 31, 2025 of the Company’s Note payable – related party:

Amount
2026	$-
2027	-
2028	-
2029	-
2030	-
Thereafter	250,000
Total	$250,000

Loans payable/advances - related parties

During the year ended December 31, 2025, the Company’s Chief Executive Officer advanced the Company $145,000 to pay for operating expenses, which was unsecured, non-interest bearing and due on demand. During the year ended December 31, 2025 the Company repaid $145,000 of the advance resulting in a $0 advance balance recorded in accrued liabilities –related parties on the balance sheet as of December 31, 2025.

Note 4. Promissory Note Payable

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

Note 5. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975. The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. At the option of the holder, the notes are convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of December 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2024 and increased the interest rates from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments to the aforementioned convertible notes, which extended the maturity dates to December 31, 2026.

During the year ended December 31, 2024, the Company issued a $350,000 convertible note and received total proceeds of $200,000. The remaining $150,000 was rolled from a promissory note with this third-party lender (see Note 4). The note has an interest rate of 13% and a maturity date of December 31, 2026. At the option of the holder, the note is convertible into common stock of the Company at $0.05 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.05 per share, the conversion price shall be reduced to equal such lower issue price per share.

On October 7, 2025, the Company entered into a $100,000 convertible promissory note with a third-party lender, which carried an interest rate of 13% and had a maturity date of 60 days. At the option of the holder, the note is convertible into common stock of the at a conversion price of $0.085 per share. In the event the Company issues any shares of common stock before the maturity date at a priced that is lower than $0.085 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company entered into subsequent amendments to this promissory note, which extended the maturity date to July 31, 2026.

During the year ended December 31, 2025, the Company issued $420,000 of convertible notes. The notes have an interest rate of 13% and a maturity of December 31, 2026. At the option of the holder, the notes are convertible into common stock of the Company between $0.12 and $0.085 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.12 and $0.085 per share, the conversion price shall be reduced to equal such lower issue price per share. During the year ended December 31, 2025, $50,000 of these convertible notes and $3,295 of accrued interest was converted into shares of the Company’s common stock (see Note 6).

During the year ended December 31, 2025, the Company issued a $289,267 convertible note and received total proceeds of $250,000. The notes had an interest rate of 15%, an OID of 14% and a maturity date of December 31, 2026. The notes are convertible into common stock of the Company at $0.06 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.06 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $39,267 of a debt discount related to the OID. As of December 31, 2025, the remaining unamortized debt discount was $37,618.

Interest expense on the above convertible notes payable was $113,284 (including $1,649 of debt discount amortization related to the OID) and $32,322 (including $0 of debt discount amortization related to the OID) during the year ended December 31, 2025 and 2024, respectively. Accrued interest as of December 31, 2025 and December 31, 2024 was $167,411 and $59,071, respectively, and has been recorded in accounts payable and accrued expenses on the balance sheet.

               The Company treats the above convertible notes as stock settled debt in accordance with ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance. As the fair value of the notes was not materially different than their face value, no discount was recorded. The conversion features are not considered freestanding equity instruments.

Note 6. Common Stock

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

Share issuances 2025

During the year ended December 31, 2025, the Company had the following common stock transactions:

•	800,000 shares of common stock were sold for $63,308, net of legal and administrative fees of $2,400, under the Company’s common stock purchase agreement with White Lion.
•	757,031 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest of $53,295.

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

On June 26, 2024, the Company filed a registration statement on Form S-1 to register for resale an additional 15,000,000 common shares related to CSPA. The Company’s S-1 registration statement was declared effective by the SEC on July 29, 2024. White Lion’s commitment obligation under the CSPA expired in October 2025.

Alumni Any Market Purchase Agreement

On December 16, 2025, the Company entered into an Any Market Purchase Agreement (“AMPA”) with Alumni Capital, LP (“Alumni”). Pursuant to the AMPA, the Company had the right, but not the obligation, to require Alumni to purchase up to $4,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the AMPA. The Company was required to register the resale of the shares issuable to Alumni under the AMPA with the SEC as a condition to requesting that Alumni purchase shares. On January 15, 2026, the Company filed a registration statement on Form S-1 to register for resale up to 25,669,288 common shares, which included shares issuable to Alumni upon exercise of commitment warrants and upon conversion of convertible notes purchased by Alumni under a separate agreement (see Note 5). The Company’s S-1 registration statement was declared effective by the SEC on January 30, 2026. As of April 15, 2026 the Company has not issued any shares to Alumni under the AMPA.

Restricted Stock Units

As of December 31, 2025 and December 31, 2024, the Company has 40,315,000 and 46,165,000 restricted stock units (RSU) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones (referred to in the RSU Agreements as Covered Transactions or Triggering Events).

During the year ended December 31, 2024, the Company terminated the services of one of its consultants who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s held by the consultant vested immediately upon termination of services. This resulted in 1,500,000 RSU’s vesting and $375,000 of stock-based compensation being recorded which was the fair value of the shares on the original grant date of the RSU agreement.

 During the year ended December 31, 2025, the Company terminated the services of one of its consultants who had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the consultant vested immediately upon termination of services. This resulted in 975,000 RSU’s vesting and $692,250 of stock-based compensation being recorded, which was the fair value of the shares on the original grant date of the RSU agreement.

During the year ended December 31, 2025, the Board of Directors approved an amendment to a consultant’s RSU agreement. The amendment resulted in 3,750,000 of RSU’s vesting during the current period and the remaining 2,750,000 vesting upon the achievement of certain Company objectives and milestones. Per ASC 718-20-35, the change in vesting conditions resulted in a modification of the stock-based compensation awards. The modification is considered a Type III modification as described in ASC 718-20-55 and resulted in recording $427,875 of stock-based compensation expense which was the fair value of the shares on the date of the modification.

 During the year ended December 31, 2025, an officer of the Company resigned from his position. This officer had an RSU agreement in place. Per the RSU agreement, all of the unvested RSU’s owed to the officer cancelled immediately upon resignation. This resulted in the cancelation of 1,125,000 RSU’s and $0 stock-based compensation being recorded.

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of December 31, 2025, there was $18,834,405 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the year ended December 31, 2024 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Total awards outstanding at December 31, 2023	47,665,000	$0.54
Units granted	-	$-
Units Exercised/Released	(1,500,000)	$0.25
Units Cancelled/Forfeited	-	$-
Total awards outstanding at December 31, 2024	46,165,000	$0.55

Activity related to our restricted stock units during the year ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2024	46,165,000	$0.55
Units granted	-	$-
Units Exercised/Released	(4,725,000)	$0.24
Units Cancelled/Forfeited	(1,125,000)	$0.99
Total awards outstanding at December 31, 2025	40,315,000	$0.52

Warrants

During the year ended December 31, 2024, the Company issued 412,500 warrants related to the sale of 825,000 units. The Company valued the common stock and warrants issued in the sale of the units using the relative fair value method. The warrants have a value of $5,990 and was recorded in additional paid-in capital.

During the year ended December 31, 2025, the Company issued 3,484,321 commitment warrants. The Company valued the commitment warrants using the Black Scholes model. The warrants were initially valued at $169,582 and recorded as a derivative liability.

The Company analyzed the 2025 commitment warrants under ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging and concluded that they meet the definition of a liability under ASC 480-10-25. Upon the occurrence of a qualifying Fundamental Transaction, the holder may require the Company to settle the warrant for cash. This feature represents a potential obligation to transfer assets upon an event that is not solely within the Company’s control and therefore constitutes an obligation that is economically equivalent to a written put on the Company’s own equity. The fair value of the derivative liability associated with the commitment warrants is summarized as follows:

Initial grant date valuation (December 16, 2025)	$169,582
Change in fair value	(28,334)
Balance at December 31, 2025	$141,248

 Activity related to our warrants during the year ended December 31, 2024 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2023	-	$-
Granted	412,500	$0.14
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at December 31, 2024	412,500	$0.14

Activity related to our warrants during the year ended December 31, 2025 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2024	412,500	$0.14
Granted	3,484,321	$0.07
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at December 31, 2025	3,896,821	$0.08

The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2024:

Year Ended
December 31,
2024
Exercise price	$0.14
Expected term	1 year
Expected average volatility	90.88%
Expected dividend yield	-
Risk-free interest rate	4.17%

The fair value of each warrant on the date of grant and as of each reporting date is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2025:

	Grant Date December 16, 2025	December 31, 2025
Exercise price	$0.07	$0.07
Expected term	5 years	5 years
Expected average volatility	104.67%	104.69%
Expected dividend yield	-	-
Risk-free interest rate	3.73%	3.73%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2025:

Warrants Outstanding			Warrants Exercisable
	Weighted Average
Number Warrants	Remaining Contractual	Weighted Average	Number	Weighted Average
	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	1.00	$0.14	412,500	$0.14
3,484,321	4.96	$0.07	3,484,321	$0.07

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2025. As of December 31, 2025, the aggregate intrinsic value of warrants outstanding was approximately $0.

Note 7. Income Tax

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2025 and 2024. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2025 or 2024.

The Company’s federal income tax returns for the years ended December 31, 2022 through December 31, 2025 remain subject to examination by the Internal Revenue Service as of December 31, 2025.

During 2025 and 2024, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Net operating loss carryover	$5,617,500	$5,310,500
Accrued related party payroll	24,000	37,500
Valuation allowance	(5,641,500)	(5,348,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S federal income tax rate (21%) for the years ended December 31, 2025 and 2024 due to the following:

	2025	2024
Book income	$(560,600)	$(420,400)
Related party accrued payroll	24,000	37,500
(Gain) Loss on debt settlement	-	(24,200)
Stock for services and compensation	235,200	78,800
Interest amortization	300	-
Inventory write-off	-	7,100
Other income	(6,000)	-
Valuation allowance	307,100	321,200
Income tax expense	$-	$-

As of December 31, 2025 and 2024, the Company has taxable net loss carryovers of approximately $27 million and $25.2 million, respectively that may be offset against future taxable income.

Note 8. Other Income

During the year ended December 31, 2024, the Company entered into a settlement agreement with one of its vendors related to outstanding invoices. The Company paid $55,532 to the vendor related to outstanding invoices of approximately $171,000 resulting in a gain on settlement of $115,085. The gain of $115,085 was recorded as other income in the statement of operations.

During the year ended December 31, 2025, the Company paid $242,000 to a private investment firm and fell victim to online fraud resulting in the theft of $242,000 which is recorded as a loss on fraud. The loss of $242,000 was recorded as other income in the statement of operations. As part of the same scheme, the Company incurred approximately $8,000 of fees and transaction expenses which were recorded as operating expenses in the statement of operations.

During the year ended December 31, 2025, the Company recognized a gain in the change in the fair market value of the derivative liability of $28,334. The gain was recorded as other income in the statement of operations.

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$36,382	$35,584

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2025 and 2024	$37,078	$34,998
Weighted average remaining lease term – operating leases (in years)	0.41 years	1.41 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2025	At December 31, 2024
Operating leases
Remaining right-of-use assets	$14,574	$47,096

Short-term operating lease liabilities	$15,157	$33,331
Long-term operating lease liabilities	$-	$15,158
Total operating lease liabilities	$15,157	$48,489

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2026	$15,410
Total lease payments	15,410
Less: Imputed interest/present value discount	(253)
Present value of lease liabilities	$15,157

Note 10. Subsequent Events

The Company has evaluated events from December 31, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed.

The Company has evaluated the events from December 31, 2025 through the date whereupon the financial statements were issued and notes the following subsequent event: On April 13, 2026 the Company issued a promissory note for a principal amount of $70,000. The note carries an interest rate of 15% and matures on July 31, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of December 31, 2025, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

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

The Chief Executive Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

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

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria in Internal Control-Integrated Framework issued by COSO -2013.

Changes in Internal Control over Financial Reporting

There were no reported changes in internal control over financial reporting for the year ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position with Company

Brian Thom	60	Chief Executive Officer, Principal Financial Officer and Director

Robert Denser	54	Director

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

Robert J. Denser has served as a Director of the Company since November 2014. Over the past 10 years, his main focus has been to assist federal and state agencies, first responders, EMS agencies and hospitals with their planning and procurement of the necessary medical equipment needed to be adequately prepared for any type of natural or man-made disaster. This includes working with the Medical Directors and their teams from the State of California and Los Angeles County with the development and fulfilment of a $60 million project that will give hospitals the caches of medical equipment needed to properly respond to the surge of patients that will result from a disaster. For the past five years, Mr. Denser has been a member of ETL Response, LLC and has been in the role of Director of Sales and Finance. In this role he coordinates all ETL projects as needed. ETL Response. Mr. Denser’s background experience also includes direct access to key decision makers within the VA hospital system, as well as federal and private disaster response agencies, like FEMA and the Red Cross, that are on the front lines of any disaster.

Directors’ and Officers’ Liability Insurance

We are maintaining directors’ and officers’ liability insurance against any liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses, which we may incur in indemnifying our officers and directors. In addition, we may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Nevada and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer, by reviewing materials provided to them by management.

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

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to our directors and senior officers, such as the principal executive officer, principal financial officer and persons performing similar functions. Our Code of Ethics is available as an exhibit to this Annual Report on Form 10-K.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Such policies and procedures are available as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. The SEC rules require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and 10% shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2025, all of the Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders have been met.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2025 and 2024 by (1) each person who served as the principal executive officer of the Company during fiscal year 2025; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2025 with compensation during fiscal year ended 2025 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been included in clause (2) above but for the fact that they were not serving as an executive officer as of December 31, 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)(3)	Total ($)

Brian Thom	2025	$198,000	$-0-	$-0-	$-0-	$-0-	$-0-	$198,000
Chief Executive Officer	2024	$198,000	$-0-	$-0-	$-0-	$-0-	$-0-	$198,000

Kristofer Heaton	2025	$74,250	$-0-	$-0-	$-0-	$-0-	$-0-	$74,250
Former Principal Financial Officer (4)	2024	$165,000	$-0-	$-0-	$-0-	$-0-	$-0-	$165,000

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

(4)

Mr. Heaton resigned from the positions of Vice President of Finance and Principal Financial Officer of United Health Products effective on June 12, 2025, citing consideration of personal and professional factors.

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

Compensation Agreements

Mr. Thom is being compensated at the monthly rate of $16,500, pursuant to services agreements entered with him.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2025.

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

Disclosure of Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Non-public Information.

The Company does not have any adopted policies and practices on the timing of equity incentive awards or grants in relation to the disclosure of material non-public information by the Company. The Company does not have a predetermined schedule as to if or when the Company’s Board of Directors grants or awards equity incentives to the Company’s executive officers, employees or members of the Board of Directors. The Board of Directors takes material non-public information into account when determining the timing and terms of awards and grants, and whether any disclosure of material non-public information is timed for the purpose of affecting the value of executive compensation, and will, in these instances, delay the grant of awards if material news is expected to be made public based on discussions with management.

The Company, during the last completed fiscal year, did not award options or other equity incentives to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material non-public information, and ending one business day after the filing or furnishing of such report.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors not named as an executive officer in this Item 11 above for services rendered to us during the fiscal year ended December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 26, 2026, the Company had 258,690,253 shares of Common Stock outstanding. The only persons of record who presently hold or are known to own (or believed by the Company to own) beneficially more than 5% of the outstanding shares of such class of stock are listed below. The following table also sets forth certain information as to holdings of the Company’s Common Stock of all officers and directors individually, and all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percentage
Officers and Directors
Brian Thom	1,054,671	*
Robert Denser	1,550,000	*
All directors and officers as a group (three persons)	2,604,671	1.0%
Stockholders
Wendy Beplate Irrevocable Grantor Trust (Trust) (2)	18,000,000	6.9%

___________

*	Represents less than 1%
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

Stock Bonuses

The Company paid no stock bonuses during the fiscal years ending December 31, 2025 and 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information, as of December 31, 2025, regarding shares of the Company’s common stock authorized for issuance under its equity compensation plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)
Equity compensation plans not approved by shareholders	40,315,000	(2)	-	475,000	(3)
Equity compensation plans approved by shareholders	-		-	-

(1)

The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and do not reflect the shares that will be issued upon the vesting of outstanding RSU awards, which have no exercise price.

(2)

This number includes the following: 40,315,000 shares subject to outstanding awards granted under individual Restricted Stock Unit Agreements, of which no shares were subject to outstanding options and 40,315,000 shares were subject to outstanding RSU awards.

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

Separate from the 2013 Plan and 2019 Plan, the Board of Directors approved individual Restricted Stock Unit Agreements with certain consultants, officers and directors (including certain individuals who are now former officers and directors) which represent an unvested aggregate amount of 40,315,000 and 46,165,000 as of December 31, 2025 and 2024, respectively, which upon vesting will result in the issuance of common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Convertible notes payable

As of December 31, 2025 and 2024, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of December 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $209,447 and $139,334 as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. The note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of December 31, 2025 and December 31, 2024, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $46,126 and $29,315 as of December 31, 2025 and 2024, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity dates to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $86,924 (including $0 of debt discount amortization related to the OID) and $76,924 (including $21,669 of debt discount amortization) during the year ended December 31, 2025 and 2024, respectively. Accrued interest – related party due to these convertible notes was $255,573 and $168,649, as of December 31, 2025 and 2024, respectively.

Note payable – related parties

During the year ended December 31, 2025, the Company’s Chief Executive Officer (CEO) advanced the Company $250,000 to secure a private investment, which is unsecured and non-interest bearing. This note payable was to be repaid from the proceeds of the private investment. In the event that the private investment or similar investment is not completed within 120 days of the execution of this note payable, then the CEO may, at his discretion, demand that the Company commit to apply not less than 25% of the net proceeds of any external capital raising activity (including but not limited to equity placements under any Equity Line of Credit then in effect) towards the repayment of the note payable until it is repaid in full. Any unpaid amounts under this note payable shall be due and payable upon the closing of a sale of all, or substantially, all of the assets of the Company. In addition, any amounts under this note payable unpaid on the seventh (7th) anniversary shall be due and payable one hundred twenty (120) days following demand for payment. As of December 31, 2025, the remaining principal balance due was $250,000.

Loans payable/advances

During the year ended December 31, 2025, the Company’s Chief Executive Officer advanced the Company $145,000 to pay for operating expenses, which is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2025 the Company repaid $145,000 of the advance resulting in a $0 advance balance recorded in accrued liabilities –related parties on the balance sheet as of December 31, 2025.

Director Independence

Management has deemed Robert Denser to be an independent director of the Company as that term is defined under Nasdaq Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Mac Accounting Group & CPAs, LLP (“MAC”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2025 and 2024, and fees billed for other services provided by MAC in the fiscal year ended December 31, 2025 and 2024.

	2025	2024

Audit fees	$48,500	$46,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$2,500	$4,500

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

UNITED HEALTH PRODUCTS, INC.

Dated: April 15, 2026	By:	/s/ Brian Thom
Brian Thom
Chief Executive Officer Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom	Chief Executive Officer, Principal	April 15, 2026
	Brian Thom	Executive Officer and Director

By:	/s/ Brian Thom	Principal Financial Officer	April 15, 2026
Brian Thom

By:	/s/ Robert Denser	Director	April 15, 2026
Robert Denser

