Form 10-Q
period 2026-03-31
United Health Products, Inc.
filed 2026-05-15
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of May 15, 2026 was 260,385,588.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,029	$65,249
Prepaid and other current assets	46,171	40,143
Total current assets	47,200	105,392

Deferred offering costs	169,582	169,582
Operating lease right-of-use asset	5,906	14,574
Security deposit	2,850	2,850
Patents, net	23,287	24,300

TOTAL ASSETS	$248,825	$316,698

Current Liabilities
Accounts payable and accrued expenses	$1,231,495	$1,052,255
Accrued liabilities - related parties	280,129	255,573
Accrued compensation	745,967	699,767
Operating lease liability - current	6,139	15,157
Notes payable	20,119	-
Convertible notes payable – related party, net of debt discount	500,000	500,000
Convertible notes payable, net of debt discount	1,288,425	1,279,149
Derivative liabilities	118,844	141,248
Total current liabilities	4,191,118	3,943,149

Notes payable – related party	250,000	250,000
TOTAL LIABILITIES	4,441,118	4,193,149

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 258,690,253 shares issued and outstanding at March 31, 2026 and December 31, 2025	258,690	258,690
Additional Paid-In Capital	77,235,150	77,235,150
Accumulated Deficit	(81,686,133)	(81,370,291)
Total Stockholders’ Deficit	(4,192,293)	(3,876,451)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$248,825	$316,698

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	253,019	1,372,965
Research and development	12,562	116,251
Total Operating Expenses	265,581	1,489,216

Income/(Loss) from Operations	(265,581)	(1,489,216)

Other Income (Expense)
Interest expense	(48,109)	(20,712)
Interest expense – related party	(24,556)	(21,731)
Gain (loss) on derivative liabilities	22,404	-

Total Other Income (Expense)	(50,261)	(42,443)

Net Income/(Loss)	$(315,842)	$(1,531,659)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	258,690,253	254,577,389

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three Months Ended March 31, 2026 and March 31, 2025

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	252,408,222	$252,408	$76,004,704	$(78,700,943)	$(2,443,831)

Vesting of restricted stock units	4,725,000	4,725	1,115,400	-	1,120,125

Net Loss	-	-	-	(1,531,659)	(1,531,659)

Balance at March 31, 2025	257,133,222	$257,133	$77,120,104	$(80,232,602)	$(2,855,365)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2025	258,690,253	$258,690	$77,235,150	$(81,370,291)	$(3,876,451)

Net Loss	-	-	-	(315,842)	(315,842)

Balance at March 31, 2026	258,690,253	$258,690	$77,235,150	$(81,686,133)	$(4,192,293)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2025

Cash Flows from Operating Activities:
Net (Loss)	$(315,842)	$(1,531,659)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	-	1,120,125
Amortization expense	1,013	1,013
Amortization of right-of-use asset	(350)	4
Amortization of debt discount	9,276	-
(Gain) loss on derivative liabilities	(22,404)	-
Changes in assets and liabilities:
Prepaid and other current assets	(6,028)	(7,368)
Accounts payable and accrued expenses	179,240	39,197
Accrued liabilities – related party	24,556	21,731
Accrued compensation	46,200	82,988
Net Cash Used In Operating Activities	(84,339)	(273,969)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	90,000
Advances from related party	-	20,000
Proceeds from note payable	26,250	-
Repayments of note payable	(6,131)	-
Net Cash Provided by Financing Activities	20,119	110,000

Increase (Decrease) in Cash and Cash Equivalents	(64,220)	(163,969)
Cash and Cash Equivalents – Beginning of period	65,249	168,883

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,029	$4,914

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2026 AND 2025

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of March 31, 2026 and December 31, 2025:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2026:
Liabilities
Derivative liabilities	$-	$-	$118,844

As of December 31, 2025:
Liabilities
Derivative liabilities	$-	$-	$141,248

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

Trade Accounts Receivable and Concentration Risk

The Company records accounts receivable at the invoiced amount and does not charge interest. The Company reviews the accounts receivable by amounts due from customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company will also maintain a sales allowance to reserve for potential credits issued to customers. The Company will determine the amount of the reserve based on historical credits issued

There were no provisions for doubtful accounts recorded at March 31, 2026 and December 31, 2025. The Company recorded $0 in bad debt expense for the three month periods ended March 31, 2026 and 2025.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the three months ended March 31, 2026 and 2025 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of March 31, 2026 included 40,315,000 of restricted stock units (RSU), 11,081,380 shares for convertible notes payable – related parties, accounted for as stock settled debt, 24,225,242 shares for convertible notes payable, accounted for as stock settled debt, and 3,896,821 shares for warrants. The total potential common shares as of March 31, 2025 include 41,440,000 of restricted stock units, 9,496,287 shares for convertible notes payable related parties, accounted for as stock settled debt, 11,781,062 shares for convertible notes payable, accounted for as stock settled debt, and 412,500 shares for warrants.

The Company has elected to sequence its freestanding equity instruments based on inception date in reverse chronological order to determine the sufficiency of authorized shares available for issuance. As of March 31, 2026, the Company determined that there are sufficient authorized shares for issuance as our restricted stock units are not likely to vest prior to December 31, 2026, due to the various performance conditions within the restricted stock unit agreements.

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

Accumulated amortization as of March 31, 2026 and December 31, 2025 was $17,213 and $16,200, respectively. Amortization expense for the three months ended March 31, 2026 and 2025 was $1,013 and $1,013, respectively.

Future Amortization Expense

Year	Amount
2026	$3,037
2027	4,050
2028	4,050
2029	4,050
2030	4,050
Thereafter	4,050
$23,287

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

When equipment is sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2026 and 2025, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital or derivative liabilities and charged against proceeds received based on expected proceeds. The Company had $169,582 deferred offering costs as of March 31, 2026 and December 31, 2025.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $26,400 and $27,208 in advertising and marketing costs during the three months ended March 31, 2026 and 2025, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expenses when incurred. The Company incurred $12,562 and $116,251 in research and development expenses during the three months ended March 31, 2026 and 2025, respectively.

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

As the Company did not generate revenues in the current period, the CODM assessed Company performance through the achievement of target identification goals. In addition to the Company's Statement of Operations, the CODM regularly works to develop budgeted and forecasted expense information which is used to determine the Company's liquidity needs and cash allocation.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of March 31, 2026 and December 31, 2025, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. At the option of the holder, the note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of March 31, 2026 and December 31, 2025, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $229,254 and $209,447 as of March 31, 2026 and December 31, 2025, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. At the option of the holder, the note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of March 31, 2026 and December 31, 2025, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $50,875 and $46,126 as of March 31, 2026 and December 31, 2025, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $24,556 and $21,731 during the three months ended March 31, 2026 and 2025, respectively. Accrued interest – related party due to these convertible notes was $280,129 and $255,573, as of March 31, 2026 and December 31, 2025, respectively and has been recorded in accrued liabilities – related parties on the balance sheet.

Note payable – related parties

During the year ended December 31, 2025, the Company’s Chief Executive Officer (CEO) advanced the Company $250,000 to secure a private investment, which is unsecured and non-interest bearing. This note payable was to be repaid from the proceeds of a private investment. In the event that the private investment or similar investment is not completed within 120 days of the execution of this note payable, then the CEO may, at his discretion, demand that the Company commit to apply not less than 25% of the net proceeds of any external capital raising activity (including but not limited to equity placements under any Equity Line of Credit then in effect) towards the repayment of the note payable until it is repaid in full. Any unpaid amounts under this note payable shall be due and payable upon the closing of a sale of all, or substantially, all of the assets of the Company. In addition, any amounts under this note payable unpaid on the seventh (7th) anniversary shall be due and payable one hundred twenty (120) days following demand for payment. As of March 31, 2026, the remaining principal balance due was $250,000.

The following represents the future aggregate maturities as of March 31, 2026 of the Company’s Note payable – related party:

Amount
2027	$-
2028	-
2029	-
2030	-
2031	-
Thereafter	250,000
Total	$250,000

Note 4. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975. The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. At the option of the holder, the notes are convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of March 31, 2026 and December 31, 2025, the remaining unamortized debt discount was $0 and $0, respectively.

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

During the year ended December 31, 2025, the Company issued a $289,267 convertible note and received total proceeds of $250,000. The notes had an interest rate of 15%, an OID of 14% and a maturity date of December 31, 2026. The notes are convertible into common stock of the Company at $0.06 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.06 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $39,267 of a debt discount related to the OID. As of March 31, 2026 and December 31, 2025, the remaining unamortized debt discount was $28,342 and $37,618, respectively.

Interest expense on the above convertible notes payable was $48,109 (including $9,276 of debt discount amortization related to the OID) and $20,712 (including $0 of debt discount amortization related to the OID) during the three months ended March 31, 2026 and 2025, respectively. Accrued interest as of March 31, 2026 and December 31, 2025 was $206,244 and $167,411, respectively, and has been recorded in accounts payable and accrued expenses on the balance sheet.

The Company treats the above convertible notes as stock settled debt in accordance with ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance. As the fair value of the notes was not materially different than their face value, no discount was recorded. The conversion features are not considered freestanding equity instruments

Note 5. Notes Payable

On August 5, 2024, the Company entered into a $150,000 promissory note with a third-party lender, which was non-interest bearing and had a maturity date of 60 days. On October 28, 2024, the Company entered into an amendment to this promissory note, which extended the maturity date to 120 days. On December 16, 2024, the Company rolled the $150,000 promissory note into a convertible note agreement with this third-party lender (see Note 4), leaving a $0 principal balance on the promissory note.

On January 9, 2026, the Company entered into a $26,250 promissory note with a third-party lender, which is payable in nine monthly installments of $3,065, has an interest rate of 12.5% and a maturity date of October 9, 2026. As of March 31, 2026, there was $20,119 principal balance on the promissory note and no interest expense recorded.

Note 6. Common Stock

Share issuances 2025

During the three months ended March 31, 2025, the Company did not have any common stock transactions other than those described under the restricted stock units section below.

Share issuances 2026

During the three months ended March 31, 2026, the Company did not have any common stock transactions.

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

Alumni Any Market Purchase Agreement

On December 16, 2025, the Company entered into an Any Market Purchase Agreement (“AMPA”) with Alumni Capital, LP (“Alumni”). Pursuant to the AMPA, the Company had the right, but not the obligation, to require Alumni to purchase up to $4,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the AMPA. The Company was required to register the resale of the shares issuable to Alumni under the AMPA with the SEC as a condition to requesting that Alumni purchase shares. On January 15, 2026, the Company filed a registration statement on Form S-1 to register for resale up to 25,669,288 common shares, which included shares issuable to Alumni upon exercise of commitment warrants and upon conversion of convertible notes purchased by Alumni under a separate agreement (see Note 4). The Company’s S-1 registration statement was declared effective by the SEC on January 30, 2026. As of May 15, 2026 the Company has issued 800,000 shares to Alumni under the AMPA.

Restricted stock units

As of March 31, 2026 and December 31, 2025, the Company has 40,315,000 and 40,315,000 restricted stock units (RSU) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones (referred to in the RSU Agreements as Covered Transactions or Triggering Events).

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

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of March 31, 2026, there was $18,834,405 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the three months ended March 31, 2026 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2025	40,315,000	$0.52
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at March 31, 2026	40,315,000	$0.52

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

December 31, 2025	$141,248
Change in fair value	(22,404)
Balance at March 31, 2026	$118,844

 Activity related to our warrants during the three months ended March 31, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2025	3,896,821	$0.08
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at March 31, 2026	3,896,821	$0.08

 The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2025:

Year Ended
December 31,
2025
Exercise price	$0.07
Expected term	5 year
Expected average volatility	104.69%
Expected dividend yield	-
Risk-free interest rate	3.73%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2026:

Warrants Outstanding			Warrants Exercisable
	Weighted Average
	Remaining Contractual	Weighted Average	Number	Weighted Average
Number Warrants	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	0.75	$0.14	412,500	$0.14
3,484,321	4.71	$0.07	3,484,321	$0.07

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2026. As of March 31, 2026, the aggregate intrinsic value of warrants outstanding was approximately $0

Note 7. Leases

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$8,896	$8,554

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025	$-	$5,700
Weighted average remaining lease term – operating leases (in years)	0.17 years	1.17 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2026	At December 31, 2025
Operating leases
Remaining right-of-use assets	$5,906	$14,574

Short-term operating lease liabilities	$6,139	$15,157
Long-term operating lease liabilities	$-	$-
Total operating lease liabilities	$6,139	$15,157

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Leases
2026 (remaining)	6,164
Total lease payments	6,164
Less: Imputed interest/present value discount	(25)
Present value of lease liabilities	$6,139

Note 8. Subsequent Events

The Company has evaluated events from March 31, 2026, through the date whereupon the financial statements were issued and notes the following subsequent events:

The Company issued a promissory note for a principal amount of $70,000. The note carries an interest rate of 15% and matures on July 31, 2026.

The Company issued 800,000 shares of common stock to Alumni Capital under the Any Market Purchase Agreement for net proceeds of $44,676.

The Company issued 895,335 shares of common stock to Alumni Capital upon the conversion of $50,000 principal amount of the outstanding Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with SEC on April 15, 2026.

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

The timing to resolve the FDA Warning Letter is uncertain and we may not proceed with the clinical study requested by the FDA until its resolution. However, following consultation with the FDA, we are in discussions with potential corporate partners regarding a collaboration that would allow a partner to serve as substitute Sponsor of a CelluSTAT study, with UHP having an exclusive Rights to Reference to the study data for inclusion in a future PMA application. This plan would allow the study to be conducted concurrently with our ongoing efforts to resolve the Warning Letter, including the above mentioned GCP Audit.

There can be no assurance that we will reach an agreement with any party to serve as Sponsor of such a study or that our planned PMA application will be approved.

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

On January 30, 2026, the Company registered the resale of shares of the Company’s common stock issuable under the Note and the AMPA on a Form S-1 registration statement. On May 12, 2026, the Company filed a post-effective amendment to the registration statement which was declared effective on May 14, 2026.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending March 31, 2026 and 2025

The following table sets forth a summary of certain key financial information for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(265,581)	$(1,489,216)

Operating (loss)	$(265,581)	$(1,489,216)

Other income (expense)	$(50,261)	$(42,443)

Net income (loss)	$(315,842)	$(1,531,659)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Three Months ended March 31, 2026 versus Three Months ended March 31, 2025

Company had $0 of revenues during the three months ended March 31, 2026 and 2025. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a PMA.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 and 2025 were $265,581 and $1,489,216, respectively.

The decrease in operating expenses was primarily due to a decrease of $1,120,125 in stock-based compensation due to the vesting of 4,725,000 RSUs, a decrease in consulting expenses of $90,065, as the Company terminated the services of certain consultants, and a decrease in research and development expenses of $103,689, as the company purchased fewer external lab testing services, offset by an increase in legal services of $75,215 as the Company retained regulatory counsel to assist in correspondence with the FDA.

Other income (expense)

Other income (expense) for the three months ended March 31, 2026 and 2025 was $(50,261) and $(42,443), respectively. The increase in other expense was due to an increase in interest expense of $30,222 from the outstanding convertible notes and loan balances, offset by an increase in gain on derivative liabilities of $22,404.

Our net loss for the three months ended March 31, 2026 was $315,842 as compared to net loss of $1,531,659 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $1,223,635 and an increase in other expense of $7,818, as explained above.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, the Company had a negative working capital of $4,143,918. The Company has not yet attained a level of operations which will allow it to meet its current overhead expenses. The report of our independent registered public accounting firm on our 2025 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology, and has funded its initial operations with private placements and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control including, among other things, capital markets conditions, competing medical device product developments and the overall regulatory environment.

As discussed in Note 6 of the financial statements, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Company received approximately $3.3 million in proceeds from the sale of shares under the CSPA which the Company used to pay for its operations and advance its Class III PMA application. White Lion’s commitment under the CSPA expired in October 2025. On December 16, 2025 we entered into an Any Markets Purchase Agreement (“AMPA”) with Alumni Capital, LP, which requires Alumni Capital to purchase up to $4,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the AMPA. The sale of additional equity or convertible debt securities would be dilutive to our shareholders.

Cash Flows

The Company’s cash on hand at March 31, 2026 and December 31, 2025 was $1,029 and $65,249, respectively.

The following table summarizes selected items from our statements of cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(84,339)	$(273,969)
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,119	110,000

Net increase (decrease) in cash and cash equivalents	$(64,220)	$(163,969)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $84,339. The Company had a net loss of $315,842, amortization of right-of-use asset of $350, gain on derivative liabilities of $22,404, and an increase in prepaid and other current assets of $6,028 offset by amortization expense of $1,013, amortization of debt discount $9,276, and, an increase in accounts payable and accrued expenses of $179,240, an increase in accrued liabilities - related party of $24,556 and an increase in accrued compensation of $46,200.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the three months ended March 31, 2026 and March 31, 2025.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $20,119. This was due to the result of the Company receiving proceeds of $26,250 from notes payable offset by repayments of notes payable of $6,131.

Net cash provided by financing activities for the three months ended March 31, 2025 was $110,000. This was due to the result of the Company receiving proceeds of $90,000 from convertible notes and a $20,000 advance from a related party.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2025 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

As of March 31, 2026, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our system of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Management does not believe there have been any material changes to the risk factors listed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

UNITED HEALTH PRODUCTS, INC.

Dated: May 15, 2026	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		May 15, 2026
	Brian Thom	Chief Executive Officer, Principal Executive and Financial Officer and Director

By:	/s/ Robert Denser	Director	May 15, 2026
Robert Denser

