Form 10-Q
period 2026-06-30
United Health Products, Inc.
filed 2026-08-14
CIK 1096938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-27781

UNITED HEALTH PRODUCTS, INC.
(Exact name of Company as specified in its charter)

Nevada	84-1517723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Boston Post Road, Suite 180 Darien, CT	06840
(Address of Company’s principal executive offices)	(Zip Code)

(475) 755-1005

(Company’s telephone number, including area code)

Previous Address

520 Fellowship Road, Suite D-406, Mt. Laurel, NJ 08054

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

The number of shares issued and outstanding of the Registrant’s Common Stock, as of August 14, 2026 was 262,685,588.

UNITED HEALTH PRODUCTS, INC.

FORM 10-Q QUARTERLY REPORT

UNITED HEALTH PRODUCTS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$24,495	$65,249
Prepaid and other current assets	40,169	40,143
Total current assets	64,664	105,392

Deferred offering costs	161,046	169,582
Operating lease right-of-use asset	-	14,574
Security deposit	-	2,850
Patents, net	22,275	24,300

TOTAL ASSETS	$247,985	$316,698

Current Liabilities
Accounts payable and accrued expenses	$1,355,199	$1,160,776
Accrued liabilities - related parties	310,498	255,573
Accrued compensation	541,067	699,767
Operating lease liability - current	-	15,157
Notes payable	80,924	-
Convertible notes payable – related party, net of debt discount	500,000	500,000
Convertible notes payable, net of debt discount	1,247,804	1,279,149
Derivative liabilities	152,742	141,248
Total current liabilities	4,188,234	4,051,670

Notes payable – related party, long-term, net of debt discount	502,567	250,000
TOTAL LIABILITIES	4,690,801	4,301,670

Commitments and Contingencies	-	-

Stockholders’ Deficit
Series A Convertible Preferred Stock - $0.001 par value, 1,000,000 shares Authorized and 0 shares issued and outstanding	-	-
Common Stock - $0.001 par value, 300,000,000 shares Authorized, 261,585,588 and 258,690,253 shares issued and outstanding at June 30, 2026 and December 31, 2025	261,585	258,690
Additional Paid-In Capital	77,374,393	77,235,150
Accumulated Deficit	(82,078,794)	(81,478,812)
Total Stockholders’ Deficit	(4,442,816)	(3,984,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$247,985	$316,698

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
				(Restated)
Revenues	$-	$-	$-	$-

Operating Costs and Expenses
Selling, general and administrative expenses	162,998	187,373	416,017	1,560,338
Research and development	3,852	80,983	16,414	204,704
Total Operating Expenses	166,850	268,356	432,431	1,765,042

Loss from Operations	(166,850)	(268,356)	(432,431)	(1,765,042)

Other Income (Expenses)
Interest expense	(50,456)	(25,100)	(98,565)	(45,812)
Interest expense – related party	(32,936)	(21,731)	(57,492)	(43,462)
Gain (loss) on derivative liabilities	(33,898)	-	(11,494)	-
Total Other Income (Expenses)	(117,290)	(46,831)	(167,551)	(89,274)

Net Loss	$(284,140)	$(315,187)	$(599,982)	$(1,854,316)

Net Loss per Common Share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	260,040,591	257,139,815	259,369,152	255,684,472

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC

Condensed Statement of Stockholders’ Deficiency

Three and Six Months Ended June 30, 2026 and June 30, 2025

(Unaudited)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2024 (Restated)	252,408,222	$252,408	$76,004,704	$-	$(78,715,858)	$(2,458,746)

Vesting of restricted stock	4,725,000	4,725	1,115,400	-	-	1,120,125

Net Loss (Restated)	-	-	-	-	(1,539,129)	(1,539,129)

Balance at March 31, 2025 (Restated)	257,133,222	257,133	77,120,104	-	(80,254,987)	(2,877,750)

Common stock issued for a stock subscription receivable	200,000	200	16,370	(16,570)	-	-

Net Loss	-	-	-	-	(315,187)	(315,187)

Balance at June 30, 2025 (Restated)	257,333,222	$257,333	$77,136,474	$(16,570)	$(80,570,174)	$(3,192,937)

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2025 (Restated)	258,690,253	$258,690	$77,235,150	$-	$(81,478,812)	$(3,984,972)
9
Net Loss	-	-	-	-	(315,842)	(315,842)

Balance at March 31, 2026 (Restated)	258,690,253	258,690	77,235,150	-	(81,794,654)	(4,300,814)

Common stock issued for conversion of convertible note payable	895,335	895	49,105	-	-	50,000

Sale of common stock	2,000,000	2,000	98,674	-	-	100,674

Amortization of deferred offering cost	-	-	(8,536)	-	-	(8,536)

Net Loss	-	-	-	-	(284,140)	(284,140)

Balance at June 30, 2026	261,585,588	$261,585	$77,374,393	$-	$(82,078,794)	$(4,442,816)

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
		(Restated)
Cash Flows from Operating Activities:
Net (Loss)	$(599,982)	$(1,854,316)
Adjustments to Reconcile Net (Loss) to Net Cash Used In Operating Activities:
Stock for services and compensation	-	1,120,125
Amortization expense	2,025	2,025
Amortization of right-of-use asset	(583)	(110)
Amortization of debt discount	21,222	-
(Gain) loss on derivative liabilities	11,494	-
Security deposit used for rent	2,850	-
Changes in assets and liabilities:
Prepaid and other current assets	(26)	1,914
Accounts payable and accrued expenses	194,423	133,004
Accrued liabilities – related party	54,925	43,462
Accrued compensation	91,300	95,238
Net Cash Used In Operating Activities	(222,352)	(458,658)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	290,000
Advances from related party	-	20,000
Repayment of advance from related party	-	(20,000)
Proceeds from sale of common stock	100,674	-
Proceeds from notes payable	96,250	-
Repayments of note payable	(15,326)	-
Net Cash Provided by Financing Activities	181,598	290,000

Increase (Decrease) in Cash and Cash Equivalents	(40,754)	(168,658)
Cash and Cash Equivalents – Beginning of period	65,249	168,883

CASH AND CASH EQUIVALENTS – END OF PERIOD	$24,495	$225

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing & Financing Activities:
Accrued compensation converted to notes payable – related party	$250,000	-
Common stock issued for conversion of convertible notes	$50,000	$-
Amortization of deferred offering cost	$8,536	$-
OID on promissory note – related party	$27,778	$-
Common stock issued for subscription receivable	$-	$16,570

See notes to unaudited condensed financial statements.

UNITED HEALTH PRODUCTS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2026 AND 2025

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2026 and December 31, 2025:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2026:
Liabilities
Derivative liabilities	$-	$-	$152,742

As of December 31, 2025:
Liabilities
Derivative liabilities	$-	$-	$141,248

Warrants:The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The warrants classified within equity are indexed to the Company’s common stock, provide for settlement in a fixed number of registered or unregistered shares for a fixed exercise price, and are freestanding equity instruments. Accordingly, they meet the criteria for equity classification under ASC 815-40 and are not subject to remeasurement in future periods. For warrants classified as equity instruments, the Company applies the Black Scholes model and expenses the fair value as financing costs. For warrants classified as derivative financial instruments, the Company applies the Black Scholes model to value the warrants.

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

Trade Accounts Receivable and Concentration Risk

The Company records accounts receivable at the invoiced amount and does not charge interest. The Company reviews the accounts receivable by amounts due from customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company will also maintain a sales allowance to reserve for potential credits issued to customers. The Company will determine the amount of the reserve based on historical credits issued

There were no provisions for doubtful accounts recorded at June 30, 2026 and December 31, 2025. The Company recorded $0 in bad debt expense for the six month periods ended June 30, 2026 and 2025.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred net losses for the six months ended June 30, 2026 and 2025 and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares as of June 30, 2026 included 40,315,000 of restricted stock units (RSU), 18,583,955 shares for convertible notes payable – related parties, accounted for as stock settled debt, 34,914,459 shares for convertible notes payable, accounted for as stock settled debt, and 3,896,821 shares for warrants. The total potential common shares as of June 30, 2025 include 40,315,000 of restricted stock units, 9,795,202 shares for convertible notes payable related parties, accounted for as stock settled debt, 14,942,025 shares for convertible notes payable, accounted for as stock settled debt, and 412,500 shares for warrants. The increase in potential shares for stock settlement on convertible notes payable – related parties and convertible notes payable reflects accrued interest and adjustments to the conversion price per the terms of the notes.

The Company has elected to sequence its freestanding equity instruments based on inception date in reverse chronological order to determine the sufficiency of authorized shares available for issuance. As of June 30, 2026, the Company determined that there are sufficient authorized shares for issuance as our restricted stock units are not likely to vest prior to December 31, 2026, due to the various performance conditions within the restricted stock unit agreements.

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

Accumulated amortization as of June 30, 2026 and December 31, 2025 was $18,225 and $16,200, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $2,025 and $2,025, respectively.

Future Amortization Expense

Year	Amount
2026	$2,025
2027	4,050
2028	4,050
2029	4,050
2030	4,050
Thereafter	4,050
$22,275

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

When equipment is sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2026 and 2025, the Company determined no impairment was required.

Deferred Offering Costs

Deferred offering costs represent specific incremental costs directly attributable to the offering of securities. The deferred offering costs are recorded as an offset to additional paid-in capital and charged against proceeds received based on expected proceeds. The Company had $161,046 and $169,582 in deferred offering costs as of June 30, 2026 and December 31, 2025.

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $56,804 and $69,416 in advertising and marketing costs during the six months ended June 30, 2026 and 2025, respectively.

Shipping and Handling Costs

The Company includes shipping and handling cost as part of cost of goods sold.

Research and Development

The Company charges research and development costs to expenses when incurred. The Company incurred $16,414 and $204,704 in research and development expenses during the six months ended June 30, 2026 and 2025, respectively.

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

Note 3. Related Party Transactions

Convertible notes payable - related parties

As of June 30, 2026 and December 31, 2025, convertible notes payable – related parties (net of debt discount) totaled $500,000 and $500,000, respectively.

During the year ended December 31, 2022, Brian Thom, the Company’s Chief Executive Officer, converted $372,000 of a loan payable balance to a convertible note payable. The unpaid accrued interest on the loan payable was transferred to the convertible note payable. The note had an interest rate of 10%, an original issue discount (“OID”) of 7% and had a maturity date of December 31, 2023. At the option of the holder, the note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $28,000 of a debt discount related to the OID. As of June 30, 2026 and December 31, 2025, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $249,061 and $209,447 as of June 30, 2026 and December 31, 2025, respectively.

During the year ended December 31, 2022, Robert Denser, a Director of the Company, loaned the Company $93,000 through a convertible note. The note had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. At the option of the holder, the note is convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $7,000 of a debt discount related to the OID. As of June 30, 2026 and December 31, 2025, the remaining unamortized debt discount was $0 and $0, respectively. Accrued interest associated with the note was $55,624 and $46,126 as of June 30, 2026 and December 31, 2025, respectively.

On December 15, 2023, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2024 and increased the interest rate from 10% to 13%, effective January 1, 2024. On December 20, 2024, the Company entered into amendments on the above convertible notes, which extended the maturity date to December 31, 2026.

Interest expense – related party on the above convertible notes payable was $24,556 and $21,731 during the three months ended June 30, 2026 and 2025, respectively. Interest expense – related party on the above convertible notes payable was $49,112 and $43,462 during the six months ended June 30, 2026 and 2025, respectively. Accrued interest – related party due to these convertible notes was $304,685 and $255,573, as of June 30, 2026 and December 31, 2025, respectively and has been recorded in accrued liabilities – related parties on the balance sheet.

Note payable – related parties

During the year ended December 31, 2025, the Company’s Chief Executive Officer (CEO) advanced the Company $250,000 to secure a private investment, which is unsecured and non-interest bearing. This note payable was to be repaid from the proceeds of a private investment. In the event that the private investment or similar investment is not completed within 120 days of the execution of this note payable, then the CEO may, at his discretion, demand that the Company commit to apply not less than 25% of the net proceeds of any external capital raising activity (including but not limited to equity placements under any Equity Line of Credit then in effect) towards the repayment of the note payable until it is repaid in full. Any unpaid amounts under this note payable shall be due and payable upon the closing of a sale of all, or substantially, all of the assets of the Company. In addition, any amounts under this note payable unpaid on the seventh (7th) anniversary shall be due and payable one hundred twenty (120) days following demand for payment. As of June 30, 2026, the remaining principal balance due was $250,000.

During the six months ended June 30, 2026, our CEO converted $250,000 of accrued compensation into a promissory note of $277,778. The note has an interest rate of 15%, an original issue discount (“OID”) of 10% and has a maturity date of December 31, 2027. The Company recorded $27,778 of a debt discount related to the OID. As of June 30, 2026 and December 31, 2025, the remaining unamortized debt discount was $25,211 and $0, respectively.

Interest expense – related party on the above notes payable was $8,380 (including $2,567 of debt discount amortization related to the OID) and $0 during the three and six months ended June 30, 2026 and 2025, respectively. Accrued interest – related party due to these notes payable was $5,813 and $0, as of June 30, 2026 and December 31, 2025, respectively and has been recorded in accrued liabilities – related parties on the balance sheet.

The following represents the future aggregate maturities as of June 30, 2026 of the Company’s Note payable – related party:

Amount
2027	$252,567
2028	-
2029	-
2030	-
2031	-
Thereafter	250,000
Total	$502,567

Note 4. Convertible Notes

During the year ended December 31, 2022, the Company issued a $100,000 convertible note and a $107,500 convertible note and received total proceeds of $192,975. The notes had an interest rate of 10%, an OID of 7% and had a maturity date of December 31, 2023. At the option of the holder, the notes are convertible into common stock of the Company at $0.35 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.35 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $14,525 of a debt discount related to the OID. As of June 30, 2026 and December 31, 2025, the remaining unamortized debt discount was $0 and $0, respectively.

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

On October 7, 2025, the Company entered into a $100,000 convertible promissory note with a third-party lender, which carried an interest rate of 13% and had a maturity date of 60 days. At the option of the holder, the note is convertible into common stock of the Company at a conversion price of $0.085 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.085 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company entered into subsequent amendments to this promissory note, which extended the maturity date to July 31, 2026.

During the year ended December 31, 2025, the Company issued $320,000 of convertible notes. The notes have an interest rate of 13% and a maturity of December 31, 2026. At the option of the holder, the notes are convertible into common stock of the Company between $0.12 and $0.085 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.12 and $0.085 per share, the conversion price shall be reduced to equal such lower issue price per share. During the year ended December 31, 2025, $50,000 of these convertible notes and $3,295 of accrued interest was converted into shares of the Company’s common stock (see Note 6).

During the year ended December 31, 2025, the Company issued a $289,267 convertible note and received total proceeds of $250,000. The discount note had an interest rate of 0%, an OID of 14% and a maturity date of December 31, 2026. The note is convertible into common stock of the Company at $0.06 per share. In the event the Company issues any shares of common stock before the maturity date at a price that is lower than $0.06 per share, the conversion price shall be reduced to equal such lower issue price per share. The Company recorded $39,267 of a debt discount related to the OID. As of June 30, 2026 and December 31, 2025, the remaining unamortized debt discount was $18,963 and $37,618, respectively. During the quarter ending June 30, 2026, $50,000 of this convertible note was converted into shares of the Company’s common stock (see Note 6).

Interest expense on the above convertible notes payable was $48,212 (including $9,379 of debt discount amortization related to the OID) and $25,100 (including $0 of debt discount amortization related to the OID) during the three months ended June 30, 2026 and 2025, respectively. Interest expense on the above convertible notes payable was $96,321 (including $18,654 of debt discount amortization related to the OID) and $45,812 (including $0 of debt discount amortization related to the OID) during the six months ended June 30, 2026 and 2025, respectively. Accrued interest as of June 30, 2026 and December 31, 2025 was $245,029 and $167,411, respectively, and has been recorded in accounts payable and accrued expenses on the balance sheet.

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

On January 9, 2026, the Company entered into a $26,250 promissory note with a third-party lender, which is payable in nine monthly installments of $3,065, has an interest rate of 12.5% and a maturity date of October 9, 2026. As of June 30, 2026, there was $10,924 principal balance on the promissory note included in notes payable on the balance sheet and no interest expense recorded.

On April 13, 2026, the Company entered into a $70,000 promissory note with a third-party lender, which carried an interest rate of 15% and a maturity date of July 31, 2026. As of June 30, 2026, there was $70,000 principal on the promissory note included in notes payable on the balance sheet and $2,244 of accrued interest.

Interest expense on the above notes payable was $2,244 and $0 during the three and six months ended June 30, 2026 and 2025, respectively.

Note 6. Common Stock

Share issuances 2025

During the six months ended June 30, 2025, the Company had the following common stock transactions:

•

200,000 shares of common stock were sold to White Lion for proceeds of $16,570, net of legal and administrative fees of $600, under the Company’s common stock purchase agreement with White Lion, which were received in July 2025 and is shown as a subscription receivable in the balance sheet as of June 30, 2025.

Share issuances 2026

During the six months ended June 30, 2026, the Company had the following common stock transactions:

•

2,000,000 shares of common stock were sold to Alumni Capital for proceeds of $100,674, net of legal and administrative fees of $2,400, under the Company’s any market purchase agreement with Alumni Capital.

•	895,335 shares of common stock were issued due to the conversion of convertible notes payable and accrued interest thereon of $50,000.

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

Alumni Any Market Purchase Agreement

On December 16, 2025, the Company entered into an Any Market Purchase Agreement (“AMPA”) with Alumni Capital, LP (“Alumni”). Pursuant to the AMPA, the Company had the right, but not the obligation, to require Alumni to purchase up to $4,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the AMPA. The Company was required to register the resale of the shares issuable to Alumni under the AMPA with the SEC as a condition to requesting that Alumni purchase shares. On January 15, 2026, the Company filed a registration statement on Form S-1 to register for resale up to 25,669,288 common shares, which included shares issuable to Alumni upon exercise of commitment warrants and upon conversion of convertible notes purchased by Alumni under a separate agreement (see Note 4). The Company’s S-1 registration statement was declared effective by the SEC on January 30, 2026. As of August 14, 2026 the Company has issued 2,895,335 shares to Alumni under the AMPA.

Restricted stock units

As of June 30, 2026 and December 31, 2025, the Company has 40,315,000 and 40,315,000 restricted stock units (RSU) outstanding, respectively. The RSU’s are subject to certain conditions and shall vest upon the achievement of certain Company objectives and milestones (referred to in the RSU Agreements as Covered Transactions or Triggering Events).

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

Management is unable to predict if or when a Covered Transaction or Triggering Event under the RSU Agreements governing the restricted stock units will occur and as of June 30, 2026, there was $18,834,405 of unrecognized compensation cost related to unvested restricted stock unit awards.

Activity related to our restricted stock units during the six months ended June 30, 2026 was as follows:

Weighted
Average
Grant
	Number of	Date Fair
	Units	Value
Total awards outstanding at December 31, 2025	40,315,000	$0.52
Units granted	-	$-
Units Exercised/Released	-	$-
Units Cancelled/Forfeited	-	$-
Total awards outstanding at June 30, 2026	40,315,000	$0.52

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

December 31, 2025	$141,248
Change in fair value	11,494
Balance at June 30, 2026	$152,742

 Activity related to our warrants during the six months ended June 30, 2026 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Total warrants outstanding at December 31, 2025	3,896,821	$0.08
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Total warrants outstanding at June 30, 2026	3,896,821	$0.08

 The fair value of each warrant on the date of grant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the warrants granted during the year ended December 31, 2025:

Year Ended
December 31,
2025
Exercise price	$0.07
Expected term	5 year
Expected average volatility	104.69%
Expected dividend yield	-
Risk-free interest rate	3.73%

Warrants Outstanding			Warrants Exercisable
	Weighted Average
Number Warrants	Remaining Contractual	Weighted Average	Number	Weighted Average
	life (in years)	Exercise Price	of Shares	Exercise Price
412,500	0.50	$0.14	412,500	$0.14
3,484,321	4.46	$0.07	3,484,321	$0.07

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2026. As of June 30, 2026, the aggregate intrinsic value of warrants outstanding was approximately $0.

Note 7. Leases

In May 2023, the Company entered into 36-month operating lease, which provides for approximately 1,800 square feet of office space, that commenced on June 1, 2023 and ended on May 31, 2026. The lease required a $2,850 security deposit and monthly lease payments are $2,850 the first year of the lease, $2,964 the second year and $3,082 the third year. The Company or landlord may terminate the lease at the expiration date by giving to the other party written notice at least ninety (90) days prior to the expiration date. The lease may be renewed for a term of one (1) year. The lease was terminated on May 31, 2026 and the security deposit was applied to the rent balance outstanding.

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

The components of lease expense and supplemental cash flow information related to the lease for the period are as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Lease Cost
Operating lease cost (included in general and administrative in the Company’s statement of operations)	$14,595	$15,508

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2026 and 2025	$-	$15,504
Weighted average remaining lease term – operating leases (in years)	0.0 years	.92 years
Average discount rate – operating lease	10%	10%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2026	At December 31, 2025
Operating leases
Remaining right-of-use assets	$-	$14,574

Short-term operating lease liabilities	$-	$15,157
Long-term operating lease liabilities	$-	$-
Total operating lease liabilities	$-	$15,157

Note 8. Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the preparation of the Company’s condensed financial statements for the three and six months ended June 30, 2026, the Company identified invoices from a single vendor totaling $108,521 that had not been recorded in the periods in which the related services were received. Of this amount, $14,915 related to the year ended December 31, 2024 and $93,606 related to the year ended December 31, 2025.

The errors resulted in an understatement of accounts payable and accrued expenses and accumulated deficit at December 31, 2025 and an understatement of operating expenses and net loss in the applicable prior periods.

The Company evaluated the errors individually and, in the aggregate, considering both quantitative and qualitative factors, and concluded that the errors were not material to any of the previously issued annual or interim financial statements. However, the Company determined that recording the entire cumulative correction as an expense during the three or six months ended June 30, 2026 would materially misstate the Company’s current-period results. Accordingly, the Company has revised the applicable prior-period amounts presented in these condensed financial statements. The revisions did not affect revenue, cash balances, or net cash used in operating activities.

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company has corrected this error by restating the comparative financial statements for the prior period presented herein. The effects of the revisions on the Company’s previously reported condensed financial statements are summarized below.

Condensed Balance Sheet

December 31, 2025	As Previously Reported	Adjustment	As Restated
Accounts payable and accrued expenses	$1,052,255	$108,521	$1,160,776
Total current liabilities	3,943,149	108,521	4,051,670
Total liabilities	4,193,149	108,521	4,301,670
Accumulated deficit	(81,370,291)	(108,521)	(81,478,812)
Total stockholders’ deficit	(3,876,451)	(108,521)	(3,984,972)
Total liabilities and stockholders’ deficit	$316,698	$-	$316,698

Condensed Statement of Operations

There was no effect on the Company’s results for the three months ended June 30, 2025. The effect on the six months ended June 30, 2025 was as follows:

Six Months Ended June 30, 2025	As Previously Reported	Adjustment	As Restated
Research and development	$197,234	$7,470	$204,704
Total operating expenses	1,757,572	7,470	1,765,042
Loss from operations	(1,757,572)	(7,470)	(1,765,042)
Net loss	(1,846,846)	(7,470)	(1,854,316)
Basic and diluted net loss per common share	$(0.01)	$-	$(0.01)

The weighted average number of common shares outstanding was not affected by the revision.

Condensed Statement of Stockholders’ Deficiency

2025 Comparative Period	As Previously Reported	Adjustment	As Restated
Accumulated deficit at December 31, 2024	$(78,700,943)	$(14,915)	$(78,715,858)
Total stockholders’ deficit at December 31, 2024	(2,443,831)	(14,915)	(2,458,746)
Net loss for the three months ended March 31, 2025	(1,531,659)	(7,470)	(1,539,129)
Accumulated deficit at March 31, 2025	(80,232,602)	(22,385)	(80,254,987)
Total stockholders’ deficit at March 31, 2025	(2,855,365)	(22,385)	(2,877,750)
Net loss for the three months ended June 30, 2025	(315,187)	—	(315,187)
Accumulated deficit at June 30, 2025	(80,547,789)	(22,385)	(80,570,174)
Total stockholders’ deficit at June 30, 2025	$(3,170,552)	$(22,385)	$(3,192,937)

Condensed Statement of Cash Flows

Six Months Ended June 30, 2025	As Previously Reported	Adjustment	As Restated
Net loss	$(1,846,846)	$(7,470)	$(1,854,316)
Increase in accounts payable and accrued expenses	125,534	7,470	133,004
Net cash used in operating activities	$(458,658)	$—	$(458,658)

The revision had no effect on net cash used in operating activities, net change in cash, or cash and cash equivalents at June 30, 2025.

Note 9. Subsequent Events

The Company has evaluated events from June 30, 2026, through the date whereupon the financial statements were issued and notes the following subsequent events:

The Company issued 1,100,000 shares of common stock to Alumni Capital under the Any Market Purchase Agreement for net proceeds of $44,946.

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

From September 23 through October 4, 2024, the FDA conducted a Bioresearch Monitoring Program (BIMO) Inspection of our records and procedures relating to our 2018-19 clinical study, following which the FDA delivered its Inspectional Observations on Form 483.

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

On March 6, 2026, the FDA communicated their approval of the external audit firm that we had proposed on February 16 to conduct a GCP Audit of our procedures, process and personnel. This audit is expected to be completed by the end of October 2026. On July 6, 2026, we approved a proposal by NAMSA, a global CRO specializing in medical devices, to serve as Sponsor in our planned clinical study. We are currently working with NAMSA to complete their diligence and assist in developing an Investigational Device Exemption (IDE) application that NAMSA will submit to the FDA.

The timing to resolve the FDA Warning Letter is uncertain and we may not proceed with a Premarket Approval application to the FDA until its resolution. However, following consultation with the FDA, NAMSA will serve as substitute Sponsor of a CelluSTAT study, with UHP having an exclusive Rights to Reference to the study data for inclusion in a future PMA application. This plan would allow the study to be conducted concurrently with our ongoing efforts to resolve the Warning Letter, including the above mentioned GCP Audit.

There can be no assurance that we will reach an agreement with any party to serve as Sponsor of such a study or that our planned PMA application will be approved.

Financing with Alumni Capital

On December 16, 2025, the Company entered into a Securities Purchase Agreement with Alumni Capital LP (“Alumni”), pursuant to which Alumni provided a loan to the Company in the amount of $289,267, evidenced by a convertible promissory note (the “Note”). The Company received net proceeds of $250,000. The Note bears no interest and matures on December 31, 2026. Subject to the terms of the Note, Alumni may convert any portion of the outstanding principal into shares of the Company’s common stock at an initial conversion price of $0.06039 per share, subject to certain adjustments. Alumni has agreed to limit its beneficial ownership of the Company’s common stock to less than 9.99% of the Company’s outstanding shares. In connection with the transaction, the Company entered into a registration rights agreement requiring the Company to register the resale of shares underlying the Note.

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

Primary Strategy

Our CelluSTAT technology received an FDA 510(k) approval in 2012 for use in external or superficial bleeding situations. However, the Class III human surgical markets, both domestic and international, represent the most attractive market for our technology due to the smaller number of competitors offering Class III approved hemostatic agents and the resulting premium pricing for products that can meet the demanding safety and effectiveness requirements of the human surgical environment. We believe that our extensive laboratory testing and our completed human trial indicate that the CelluSTAT technology could successfully compete against established Class III market participants, and could gain a significant market share.

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

The Company has registered trademarks and trademark applications for the following product formats:

•	BooBoo Strips
•	HEMOSTYP
•	The Ultimate Bandage
•	HemoStrip
•	CelluSTAT
•	Nik Fix

Results of Operations for the three months ending June 30, 2026 and 2025

The following table sets forth a summary of certain key financial information for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(166,850)	$(268,356)

Operating (loss)	$(166,850)	$(268,356)

Other income (expense)	$(117,290)	$(46,831)

Net income (loss)	$(284,140)	$(315,187)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Three Months ended June 30, 2026 versus Three Months ended June 30, 2025

Company had $0 of revenues during the three months ended June 30, 2026 and 2025. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a PMA.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 and 2025 were $166,850 and $268,356, respectively.

 The decrease in operating expenses was primarily due to a decrease of $77,131 in research and development expenses as the Company purchased fewer external lab testing services and a decrease in professional expenses of $23,751, as the Company terminated the services of certain consultants.

Other income (expense)

Other income (expense) for the three months ended June 30, 2026 and 2025 was $(117,290) and $(46,831), respectively. The increase in other expense was due to an increase in interest expense of $36,561 from the outstanding convertible notes and loan balances that are interest bearing and an increase in loss on derivative liabilities of $33,898.

Our net loss for the three months ended June 30, 2026 was $284,140 as compared to net loss of $315,187 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $101,506 offset by an increase in other expense of $70,459, as explained above.

Results of Operations for the six months ending June 30, 2026 and 2025

The following table sets forth a summary of certain key financial information for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025

Revenue	$-	$-

Gross profit	$-	$-

Operating (expenses)	$(432,431)	$(1,765,042)

Operating (loss)	$(432,431)	$(1,765,042)

Other income (expense)	$(167,551)	$(89,274)

Net (loss)	$(599,982)	$(1,854,316)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Six Months ended June 30, 2026 versus Six Months ended June 30, 2025

Company had $0 of revenues during the six months ended June 30, 2026 and 2025. The Company did not generate any revenues in the current quarter due to the continued focus of the Company’s capital and resources towards obtaining a PMA.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 and 2025 were $432,431 and $1,765,042, respectively.

The decrease in operating expenses was primarily due to a decrease of $1,120,125 in stock-based compensation due to the vesting of 4,725,000 RSUs, a decrease in consulting expenses of $123,215, as the Company terminated the services of certain consultants, and a decrease in research and development expenses of $188,290, as the company purchased fewer external lab testing services, offset by an increase in legal and professional services of $99,170 as the Company retained regulatory counsel to assist in correspondence with the FDA.

Other income (expense)

Other income (expense) for the six months ended June 30, 2026 and 2025 was $(167,551) and $(89,274), respectively. The increase in other expense was due to an increase in interest expense of $66,783 from the outstanding convertible notes and loan balances that are interest bearing and an increase in loss on derivative liabilities of $11,494.

Our net loss for the six months ended June 30, 2026 was $599,982 as compared to net loss of $1,854,316 for the comparable period of the prior year. The decrease in the net loss is due to the Company having a decrease in operating expenses of $1,332,611 and an increase in other expense of $78,277, as explained above.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, the Company had a negative working capital of $4,123,570. The Company has not yet attained a level of operations which will allow it to meet its current overhead expenses. The report of our independent registered public accounting firm on our 2025 financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has been focusing its capital and resources towards seeking a Class III PMA for its CelluSTAT technology, and has funded its initial operations with private placements and unsecured loans from related parties. There can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control including, among other things, capital markets conditions, competing medical device product developments and the overall regulatory environment.

As discussed in Note 6 of the financial statements, the Company entered into a common stock purchase agreement (“CSPA”) with White Lion, which gives the Company the right, but not the obligation, to require White Lion to purchase up to $10,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the CSPA. The Company received approximately $3.3 million in proceeds from the sale of shares under the CSPA which the Company used to pay for its operations and advance its Class III PMA application. White Lion’s commitment under the CSPA expired in October 2025. On December 16, 2025 we entered into an Any Markets Purchase Agreement (“AMPA”) with Alumni Capital, LP, which gives the Company the right, but not the obligation to require Alumni Capital to purchase up to $4,000,000 of the Company’s common stock, subject to certain limitations and conditions set forth in the AMPA. The sale of additional equity or convertible debt securities would be dilutive to our shareholders.

Cash Flows

The Company’s cash on hand at June 30, 2026 and December 31, 2025 was $24,495 and $65,249, respectively.

The following table summarizes selected items from our statements of cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(222,352)	$(458,658)
Net cash used in investing activities	-	-
Net cash provided by financing activities	181,598	290,000

Net increase (decrease) in cash and cash equivalents	$(40,754)	$(168,658)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $222,352. The Company had a net loss of $599,982, amortization of right-of-use asset of $583 and an increase in prepaid and other current assets of $26, offset by loss on derivative liabilities of $11,494, amortization expense of $2,025, amortization of debt discount $21,222, security deposit used for rent $2,850, an increase in accounts payable and accrued expenses of $194,423, an increase in accrued liabilities - related party of $54,925 and an increase in accrued compensation of $91,300.

Net cash used in operating activities for the six months ended June 30, 2025 was $458,658. The Company had a net loss of $1,854,316 and amortization of right-of-use asset of $110, offset by stock for services and compensation of $1,120,125, amortization expense of $2,025, an increase in accounts payable and accrued expenses of $133,004, an increase in accrued liabilities - related party of $43,462 and an increase in accrued compensation of $95,238. The Company also had a decrease in prepaid and other current assets of $1,914.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the six months ended June 30, 2026 and June 30, 2025.

 Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $181,598. This was due to the result of the Company receiving proceeds of $96,250 from notes payable and $100,674 in proceeds from the sale of stock offset by repayments of notes payable of $15,326.

Net cash provided by financing activities for the six months ended June 30, 2025 was $290,000. This was due to the result of the Company receiving proceeds of $290,000 from convertible notes, receiving advances from related party of $20,000 offset by repayment of advances from related party of $20,000.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have no off-balance sheet arrangements.

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

As of June 30, 2026, the Chief Executive Officer and the Principal Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Articles of Incorporation of the Company dated February 28, 1997 (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws of the Company (1)

3.4	August 2015 Amendment to Articles of Incorporation (2)

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Section 1350 Certificate by Principal Executive Officer*

32.2	Section 1350 Certificate by Principal Financial Officer*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

* Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014.

(2)	Incorporated by reference to Form 8-K dated August 7, 2015 – date of earliest event filed on August 10, 2015.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HEALTH PRODUCTS, INC.

Dated: August 14, 2026	By:	/s/ Brian Thom
Brian Thom
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures		Title	Date

By:	/s/ Brian Thom		August 14, 2026
	Brian Thom	Chief Executive Officer, Principal Executive and Financial Officer and Director

By:	/s/ Robert Denser	Director	August 14, 2026
Robert Denser

